Form 10QSB
period 2007-09-30
Pacific Asia Petroleum Inc
filed 2007-11-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number 000-52770
PACIFIC ASIA PETROLEUM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	30-0349798

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
250 Hartsdale Ave.
Hartsdale, New York 10530

(Address of principal executive offices)
(914) 472-6070
(Issuer’ s telephone number)
Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Issuer had 39,931,106 shares of its common stock outstanding as of November 9, 2007.
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☑

PACIFIC ASIA PETROLEUM, INC.
FORM 10-QSB

Page
PART I FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2
Condensed Consolidated Statements of Operations (unaudited) for the Nine and Three Months Ended September 30, 2007 and 2006 and from August 25, 2005 (Inception) through September 30, 2007	3
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (unaudited) for the period from August 25, 2005 (Inception) through September 30, 2007	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006 and from August 25, 2005 (Inception) through September 30, 2007	5
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation.	15
Item 3. Controls and Procedures	25

PART II OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27

SIGNATURES	28
EXHIBIT LIST	29
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBTI 32.1
EXHIBIT 32.2

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,410,382	$1,867,374
Short-term investments(note 6)	11,700,199	1,400,000
Miscellaneous receivables	23,454	—
Prepaid expenses	39,806	31,486
Deposits	21,534	11,498

Total current assets	14,195,375	3,310,358

Non-current assets
Property, plant and equipment — at cost(note 7) (net of reserve for depreciation: 2007- $11,788; 2006- $1,740)	282,448	208,511
Long-term advances and deferred charges	3,630,541	410,452

Total Assets	$18,108,364	$3,929,321

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$79,754	$103,391
Accrued and other liabilities	116,783	96,149

Total current liabilities	196,537	199,540

Minority interest in subsidiaries	396,596	358,190

Stockholders’ equity
Common stock:
Authorized - 300,000,000 shares at $.001 par value Issued and outstanding - 39,931,106 as of September 30, 2007; 5,304,000 as of December 31, 2006	39,931	5,304
Preferred stock:
Authorized - 50,000,000 shares at $.001 par value Issued - 23,708,952 as of September 30,2007; 9,991,223 as of December 31, 2006 Outstanding — none as of September 30, 2007; 9,991,223 as of December 31,2006	—	9,991
Paid-in capital	20,131,527	4,474,799
Other comprehensive income — currency translation adj.	82,500	19,228
Deficit accumulated during the development stage	(2,738,727)	(1,137,731)

Total stockholders’ equity	17,515,231	3,371,591

Total Liabilities and Stockholders’ Equity	$18,108,364	$3,929,321

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the period
					from inception
	For the nine months		For the three months		(August 25, 2005)
	ended September 30,		ended September 30,		through
	2007	2006	2007	2006	9/30/2007
Operating Expenses
Depreciation	$10,039	$209	$6,064	$209	$11,779
All other operating expenses	2,018,354	815,910	582,671	428,900	3,254,971

Total operating expenses	2,028,393	816,119	588,735	429,109	3,266,750

Operating Loss	(2,028,393)	(816,119)	(588,735)	(429,109)	(3,266,750)

Other Income (Expense)
Interest Income	411,008	57,086	233,328	38,819	510,414
Other Income	12,937	—	648	—	12,937
Other Expense	(713)	—	(671)	—	(713)

Total Other Income (Expense)	423,232	57,086	233,305	38,819	522,638

Net loss before minority interest	(1,605,161)	(759,033)	(355,430)	(390,290)	(2,744,112)

Minority interest	4,165	586	2,406	586	5,385

Net (Loss)	$(1,600,996)	$(758,447)	$(353,024)	$(389,704)	$(2,738,727)

Per Share of Common Stock:

Net (Loss) -Basic and Diluted	$(0.06)	$(0.08)	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	28,744,811	9,848,556	39,931,106	14,284,224
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from inception (August 25, 2005) through September 30, 2007
(Unaudited)

								Deficit
	No. of			No. of				Accumulated	Total
	Common			Preferred			Other	During the	Stockholders'
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Comprehensive	Development	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Income (Loss)	Stage	(Deficiency)
Balance — August 25, 2005	—	$—	$—	—	$—	$—	$—	$—	$—
Issued for cash - 2005	1,852,320	1,852	—	—	—	10,148	—	—	12,000
Subscriptions - 2005	3,451,680	3,452	(28,000)	—	—	24,548	—	—	—
Net loss — year 2005	—	—	—	—	—	—	—	(51,344)	(51,344)

Stockholders’ Equity (Deficiency) — December 31, 2005	5,304,000	5,304	(28,000)	—	—	34,696	—	(51,344)	(39,344)
Subscriptions paid in 2006	—	—	28,000	—	—	—	—	—	28,000
Issued for fees and services - 2006	—	—	—	1,829,421	1,829	195,776	—	—	197,605
Issued for cash- 2006, net of issuance costs	—	—	—	8,161,802	8,162	4,215,262	—	—	4,223,424
Amortization of options fair value	—	—	—	—	—	29,065	—	—	29,065
Currency translation — year 2006	—	—	—	—	—	—	19,228	—	19,228
Net loss — year 2006	—	—	—	—	—	—	—	(1,086,387)	(1,086,387)

Stockholders’ Equity (Deficiency) — December 31, 2006	5,304,000	5,304	—	9,991,223	9,991	4,474,799	19,228	(1,137,731)	3,371,591
Issued for services - 2007 - pre-merger	600,032	600	—	117,729	118	330,036	—	—	330,754
Amortization of options fair value pre-merger	—	—	—	—	—	34,036	—	—	34,036
Pre-merger acquisition costs	—	—	—	—	—	(71,879)	—	—	(71,879)
Shares retained by Pacific Asia Petroleum original stockholders in merger - 5/7/07	468,122	468	—	—	—	83,323	—	—	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	—	13,600,000	13,600	15,453,957	—	—	15,477,407
Post-merger acquisition costs and adjustments	—	—	—	—	—	(215,289)	—	—	(215,289)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	—	(23,708,952)	(23,709)	—	—	—	—
Amortization of options fair value post merger	—	—	—	—	—	42,544	—	—	42,544
Currency translation — nine months 2007	—	—	—	—	—	—	63,272	—	63,272
Net loss — nine months 2007	—	—	—	—	—	—	—	(1,600,996)	(1,600,996)

Stockholders’ Equity (Deficiency) — September 30, 2007	39,931,106	$39,931	$—	—	$—	$20,131,527	$82,500	$(2,738,727)	$17,515,231

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months	Nine months	For the period
	ended	ended	from inception
	September 30,	September 30,	(August 25, 2005) through
	2007	2006	September 30, 2007

Cash flows from operating activities

Net loss	$(1,600,996)	$(758,447)	$(2,738,727)
Adjustments to reconcile net loss to cash used in operating activities:
Interest income on long-term advances	(65,375)	—	(75,320)
Currency transaction loss	37,107	—	37,107
Options expense amortization	76,581	—	105,646
Minority interest in net loss	(4,165)	(586)	(5,385)
Depreciation expense	10,039	209	11,779
Stock compensation	335,312	197,605	532,917
Changes in current assets and current liabilities:
(Increase) in receivables	(23,454)	—	(23,454)
(Increase) in advances	—	(1,016)	—
(Increase) in deposits	(10,036)	—	(21,534)
(Increase) in prepaid expenses	(8,320)	(25,292)	(39,806)
Increase (decrease) in accounts payable	(11,300)	10,906	31,926
(Decrease) in notes payable	—	(100,000)	—
(Decrease) in accrued liabilities	(129,734)	(7,908)	(33,585)

Net cash used in operating activities	(1,394,341)	(684,529)	(2,218,436)

Cash flows from investing activities
Net purchases of available for sale short-term securties	(10,300,199)	—	(11,700,199)
Increase in deposits and other deferred charges	(3,109,553)	—	(3,109,553)
Additions to property, plant and equipment	(77,467)	(3,760)	(277,334)

Net cash used in investing activities	(13,487,219)	(3,760)	(15,087,086)

Cash flows from financing activities
Decrease in loans payable	(5,000)	—	(5,000)
Increase in minority interest investment	40,020	7,756	399,430
Increase in long-term advances to minority shareholder	—	(8,127)	(400,507)
Decrease in subscriptions receivable	—	28,000	—
Issuance of common stock	15,385,982	4,290,271	19,701,605

Net cash provided by financing activities	15,421,002	4,317,900	19,695,528

Effect of exchange rate changes on cash	3,566	3,663	20,376

Net increase in cash and cash equivalents	543,008	3,633,274	2,410,382
Cash and cash equivalents at beginning of period	1,867,374	101,929	—

Cash and cash equivalents at end of period	$2,410,382	$3,735,203	$2,410,382

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities
Common stock issued for services and fees	$335,412	$197,605	$532,917
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
as of September 30, 2007 (unaudited)
NOTE 1. — DESCRIPTION OF BUSINESS
Pacific Asia Petroleum, Inc. (the “Company”) is the successor company from a reverse merger involving the former Pacific East Advisors, Inc. and other entities that was consummated on May 7, 2007. The details of this merger are discussed in Note 2. – Merger and Recapitalization.
The Company’s activities commenced in 2005 through Inner Mongolia Production Company, LLC (“IMPCO”), an entity formed as a limited liability company under New York State law on August 25, 2005. The Company’s business plan is to engage in the business of oil and gas exploration, development and production in Asia and Pacific Rim countries.
The Company is pursuing an oil development opportunity in Inner Mongolia.
In 2006, a subsidiary of the Company entered into a joint development contract with Chifeng Zhongtong Oil and Natural Gas Co., Ltd. (“Chifeng”), a company incorporated in Inner Mongolia, China. In the fourth quarter of 2006, the first well was drilled under this contract. This well was producing through June 2007 under an exploration and development license issued by the relevant Chinese authorities. However, no revenue or related depletion expense have been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained. A comprehensive long-term production license has been applied for by Chifeng, and the Company has been informed by Chifeng that it expects the license to be issued in early 2008. If this license is not issued, opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk. Chifeng has accounted for our share of the production revenue in the form of a credit which will be allocated to the Company retroactively when and if the production license is issued. Operations from the well were suspended in June 2007, and it is planned to resume operations when and if the production license is received. To date, the total production from the well has been approximately 320 tons of crude oil (all of which has been sold), and total producing revenues credited to the Company (after costs and royalties) were approximately $135,000.
The Company has entered into a production sharing contract to explore for coalbed methane resources in China.
In November 2006, the Company entered into an Agreement for Joint Cooperation (the “Cooperation Agreement”), with China United Coalbed Methane Corp. Ltd. (“CUCBM”), with respect to coalbed methane (“CBM”) production covering an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”). Under the Cooperation Agreement, CUCBM and the Company agreed to negotiate in good faith the terms of a production sharing contract (“PSC”) covering the CUCBM Contract Area, and CUCBM agreed to keep the CUCBM Contract Area exclusive for the development by the Company under the PSC. The CUCBM Contract Area is approximately 175,000 acres, and is in proximity to the major West-East gas pipeline which links the gas reserves in China’s western provinces to the markets of the Yangtze River Delta, including Shanghai. As required by the Cooperation Agreement, the Company conducted feasibility studies over the CUCBM Contract Area, and concluded that the Area has prospectivity.
The Company has agreed to purchase exploration, development and production opportunities involving coalbed methane and tight gas sand areas in The People’s Republic of China.
In September 2007, the Company entered into four asset transfer agreements (the “Chevron Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to certain income and expense adjustments prior to closing. The Company has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce. The Company will be required to raise additional capital to consummate the purchase of the ChevronTexaco participating interests as contemplated pursuant to the Chevron Agreements, which the Company may not be able to accomplish on terms satisfactory to the Company, when required pursuant to the Chevron Agreements, or at all.
NOTE 2. — MERGER AND RECAPITALIZATION
On May 7, 2007, Pacific East Advisors, Inc. (“PEA”), a publicly-traded company, was merged with IMPCO and Advanced Drilling Services LLC (“ADS”) via merger subsidiaries of PEA created for this transaction. The transaction has been accounted for as a reverse merger, with IMPCO as the acquiring company on the basis that IMPCO’s senior management became the entire senior management of the merged entity and because there was a change of control of PEA. In accordance with SFAS No. 141, “Accounting for Business Combinations,” IMPCO was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of IMPCO’s capital structure.
PEA changed its name to “Pacific Asia Petroleum, Inc. “(the Company) as of the merger date and has continued the business of IMPCO under the new name. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From August 8, 2001 when it emerged from bankruptcy until the date of the transaction, PEA was an inactive corporation with no significant assets and liabilities.
In connection with the merger, PEA issued 5,904,032 common shares to holders of IMPCO Class A Units, 10,108,952 preferred shares to holders of IMPCO Class B Units, 9,850,000 common shares to holders of ADS Class A Interests and 13,600,000 preferred shares to holders of ADS Class B Interests in return for all the equity units of those entities. The preferred shares were automatically converted to common shares on June 5, 2007. The common shares outstanding for the Company at September 30, 2007 were 39,931,106, including shares held by existing owners prior to the merger. The value of the stock that was issued to IMPCO’s equity holders was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.
In connection with the merger, the Company assumed the obligation of ADS to pay Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Mr. Laird Cagan (a director and significant shareholder of the Company) serves as a registered representative and Managing Director, $1,195,430 in placement fees and expense reimbursements relative to the previous securities offering of ADS. This amount has been paid.

NOTE 3. — BASIS OF PRESENTATION
The unaudited condensed financial statements are prepared on a consolidated basis. All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements include Pacific Asia Petroleum, Inc. (successor company to IMPCO) and its majority owned direct and indirect subsidiaries in the respective periods. Net loss for 2007 excludes the results of PEA and ADS prior to May 7, 2007. For year 2006 prior data, the financial statements include only IMPCO and its subsidiaries Inner Mongolia Production Company (HK) Limited (100% owned) and Inner Mongolia Sunrise Petroleum JV Company (97% owned).
The Company’s financial statements are prepared under U.S. Generally Accepted Accounting Principles as a development stage company. Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year with respect to common stock, preferred stock and paid-in capital.
The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by SEC Regulation S-X, Rule 10-01. Accordingly, the results from operations for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company’s Form 10-SB/A filed with the Securities Exchange Commission (“SEC”) on October 12, 2007.
NOTE 4. — LIQUIDITY AND CAPITAL RESOURCES
During the period from its inception (August 25, 2005) to December 31, 2006, the Company was able to fund its expenses through member equity contributions and member loans. In 2006 the Company sold equity units in the private market in the amount of $4,561,000 and received $28,000 from collection of subscriptions on equity units subscribed in 2005. Proceeds from the equity offering were used to repay $240,000 of notes payable ($100,000 with an officer) outstanding from loans incurred in late 2005 and the first quarter of 2006.
In May 2007, immediately prior to the merger, ADS issued equity units for cash of $17,000,000, of which net proceeds were $15,497,491 after offering costs. The proceeds were invested in temporary investments and were available for operations of the Company after the merger date.
To date the Company has incurred expenses and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company will require significant financing in excess of its September 30, 2007 available cash, cash equivalents and short-term investments in order to achieve its business plan. It is not certain that this amount of financing will be successfully obtained.
NOTE 5. — SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses. Actual results could vary from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, demand deposits and short-term investments with initial maturities of three months or less.
Short-term Investments – The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.
The securities held as of the date of the financial statements are temporary investments of funds available for operations in marketable securities with maturities in excess of three months but having variable interest rates, thus no principal risk due to interest rate fluctuations. The Company invests in financial instruments having interest rate reset periods of either seven days or 28 days. If the Company decides not to accept a reset of the rate, the bond or preferred stock investment is readily marketable for sale at original purchase cost of par value. These investments are classified as available for sale and are carried at fair value. Fair value excluding accrued interest is equivalent to cost.
Inventories – The Company had no inventories at the balance sheet dates, and has not decided the inventory accounting method to be utilized should inventories occur.
Property, Plant and Equipment – For oil and gas properties, the successful efforts method of accounting is used. Costs of drilling successful wells are capitalized. Costs of drilling exploratory wells not placed into production are charged to expense. Geological and geophysical costs are charged to expense as incurred. For depreciable tangible property, the minimum capitalization threshold is $1,000.
Depreciation, depletion and amortization for oil and gas related property is recorded on a unit-of-production basis. For other depreciable property, depreciation is recorded on a straight line basis based on depreciable lives of five years for office furniture and three years for computer related equipment. Repairs and maintenance costs are charged to expense as incurred.
Reserves for Uncollectible Advances and Loans – The Company reviews its advances and loans receivable for possible impairment and records reserves for possible losses on amounts believed to be uncollectible. As of September 30, 2007 and December 31, 2006 no reserves were deemed necessary.
Impairment of Long-Lived Assets – The Company reviews its long-lived assets in property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Review for impairment of long-lived assets occurs whenever changes in circumstances indicate that the carrying amount of assets in property, plant and equipment may not be fully recoverable. An impairment loss is recognized for assets to be held and used when the estimated undiscounted future cash flows expected to result from the asset including ultimate disposition are less than its carrying amount. Impairment is measured by the excess of carrying amount over the fair value of the assets. As of September 30, 2007 and December 31, 2006 no impairment adjustments were required.
Asset Retirement Obligations – The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” as amended by FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Company at September 30, 2007 and December 31, 2006 had no long-lived assets subject to asset retirement obligations. The nature or amount of any asset retirement obligations which the Company may become subject to from its future operations is not determinable at this time.

Revenues – The Company presently has no direct sales revenues from customers. The Company records revenues for which it deems that collectibility is reasonably assured and the earnings process is complete, which is generally when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production will be defined in sales contracts and are readily determinable based on certain publicly available indices.
Income Taxes – Commencing May 7, 2007, the Company is subject to taxation as a corporation but is in an operating loss position for U.S. income tax purposes. Therefore, the Company does not accrue U.S. current income taxes. Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. For dates prior to May 7, 2007, the Company was a limited liability company pass-through entity treated similar to a partnership for income tax purposes in the United States, and therefore did not accrue or pay income taxes.
Foreign Currency Translation – The functional currency of the Hong Kong subsidiary is the U.S. dollar. The functional currency of the China subsidiary is the local currency. Balance sheet translation effects from translating local functional currency into U.S. dollars (the reporting currency) are recorded directly to other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”
Stock Based Compensation – The Company accounts for stock based compensation in accordance with SFAS No.123(R), “Share-Based Payment,” which specifies the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006. The Company has no stock based compensation grants made before year 2006.
Accordingly, the provisions of SFAS No.123(R) pertaining to pre-2006 grants do not apply. The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.
Net Income (Loss) Per Common Share –The Company computes earnings per share under SFAS No. 128, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants (calculated using the treasury stock method).
New Accounting Pronouncements – As of the balance sheet date, there were no new accounting pronouncements not yet adopted that are expected to materially affect the Company in the foreseeable future.
SFAS No. 157, “Fair Value Measurements”: The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. No new fair value measurements are required in connection with existing standards. The effective date is for fiscal years beginning after November 15, 2007.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”:

The statement permits the voluntary measurement of certain financial instruments and certain other items at fair value. The effective date is for reporting periods beginning after November 15, 2007.
NOTE 6. — FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
Fair Value of Financial Instruments – The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, deposits, long-term advances, accounts payable, accrued expenses, and notes payable approximate fair value at September 30, 2007 and December 31, 2006. The aggregate fair value of securities classified as available for sale was $11,700,199 at September 30, 2007 and $1,400,000 at December 31, 2006.
Concentration of Credit Risk – The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments and long-term advances. As the Company chooses to maximize investment of its U.S. cash into higher yield investments rather than keeping the amounts in bank accounts, there is a high concentration of credit risk on remaining cash balances which are located principally in China. At September 30, 2007, 94% of the Company’s total cash was on deposit in China at the Bank of China. Also at that date, 40% of the Company’s cash equivalents were invested in a single money market fund, and 21% of the Company’s U.S. short-term investments were invested in securities of an individual Moody’s Aaa-rated issuer. At December 31, 2006, 96% of the Company’s cash was on deposit in China at the Bank of China. Also at that date, 50% and 25% of the Company’s short-term investments were invested in securities of two individual issuers, respectively. At September 30, 2007 and December 31, 2006, 100% of the Company’s long-term advances were receivable from a single borrower. No losses have occurred on the above items.
NOTE 7. — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment by type of property were as follows at September 30, 2007 and December 31, 2006.

		Accumulated
September 30, 2007	Gross	Depreciation	Net
Oil and gas wells	$199,532	$—	$199,532
Office and computer equipment	59,292	9,347	49,945
Leasehold improvements	35,412	2,441	32,971

Total	$294,236	$11,788	$282,448

December 31, 2006
Oil and gas wells	$191,877	$—	$191,877
Computer equipment	18,374	1,740	16,634

Total	$210,251	$1,740	$208,511

Depreciation for the nine months ended September 30, 2007 and September 30, 2006 respectively was $10,039 and $209.
No interest expense has been capitalized through September 30, 2007.
NOTE 8. — COMMITMENTS
Consulting Agreements and Employment Agreements
In September 2006 the Company entered into a consulting agreement with Morningside Development LLC as successor contract to a prior agreement which was terminated. The new agreement provided for payments of

$12,000 per month, for which the remaining payments were $96,000 at December 31, 2006. The contract was terminated in February 2007 for a final payment of $70,000.
Effective December 15, 2005 the Company entered into two-year consulting agreements with three key personnel who are also LLC members. The agreements provided for the performance of specified services by the personnel in return for a fixed rate per month. The agreements were subject to termination by either party on 90 days notice. If the agreement is terminated by the Company, the consultant was entitled to receive the balance of payments that would have been payable through the original term. The Company’s commitments under these contracts were $33,350 per month, which increased to $34,350 per month in July 2006. In September 2006, new executive employment agreements were entered into between the Company and two LLC members to replace two of the three existing consulting agreements. The agreements have no expiration date, and either party may terminate at will. The minimum commitment under these contracts is a total of $500,000 per year. In the event of termination by the Company other than for cause or disability, multi-year severance payments are required. However, the operable effective date for the compensation rates under these agreements was delayed subject to the Company achieving certain financial benchmarks. Therefore, payments continued under the existing consulting agreements through March 31, 2007. The new agreements became fully effective at the contracted rates on April 1, 2007.
Management Contracts
As a result of the Mergers, the Company assumed an Advisory Agreement, dated December 1, 2006, by and between ADS and Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until May 7, 2010. Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors and is a major shareholder.
Lease Commitments
Information on lease commitments is presented in Note 6 of IMPCO’s consolidated financial statements for the year ended December 31, 2006. On June 29, 2007 the Company entered into an additional lease commitment. Future minimum lease rentals under this commitment after September 30, 2007 are:
2007- $13,869
2008- $55,167
2009- $34,672
NOTE 9. — CAPITALIZATION
The Company’s equity capital prior to the merger in May 2007 was composed of equity units of IMPCO. At May 7, 2007 there were 347,296 Class A Units (“A” Units) and 594,644 Class B Units (“B” Units) outstanding immediately prior to the merger. At December 31, 2006 there were 312,000 “A” Units and 587,719 “B” Units outstanding.
In addition, prior to the merger in May 2007, ADS issued 9,850,000 Class A interests and 13,600,000 Class B interests as equity units. The capitalization of ADS prior to the merger is not included in the Company’s financial statements for 2006.
The authorized capital stock of the Company consists of 300,000,000 shares of Common Stock, $0.001 par value per share, and 50,000,000 shares of Preferred Stock, $0.001 par value per share, of which 30,000,000 shares have been designated as “Series A Convertible Stock,” 6,291,048 of which remain issuable following the automatic conversion of 23,708,952 shares of the Company’s Series A Convertible Stock on June 5, 2007

occurring as a result of the average closing sales price of the Company’s Common Stock exceeding $3.125 per share for twenty consecutive trading days, pursuant to the company’s Amended and Restated Certificate of Incorporation, dated May 2, 2007 (the “Autoconversion”).
The Company’s capitalization at September 30, 2007 is composed of 39,931,106 common shares issued and outstanding.
NOTE 10. — WARRANTS AND OPTIONS
In 2006 the Company (as IMPCO) issued 6,453 warrants to underwriters for purchase of “B” Units at an exercise price of 1 cent per share with a term of 10 years. The warrants were valued at $61,239 ($9.49 per warrant). This valuation was on the basis that due to the nominal exercise price of the warrant, the warrants were in substance equivalent to restricted equity units that vest at any time based on election of the holder. No expense was recorded on this transaction as this was considered part of offering costs applied to paid-in capital. These warrants were exercised in early 2007, and the units were exchanged for common shares of the Company at the merger date.
There were no equity unit options granted prior to 2006. In September 2006 the Company (as IMPCO) granted 49,200 equity unit options for “B” Units to certain consultants and employees, which were all outstanding at December 31, 2006. The options vest 40% after one year and 20% per year at the end of the following three years, with expiration 10 years from date of grant. The options were exercisable at $9.50 per unit, equal to the offering price per unit in the most recent offering of units. At the merger date of May 7, 2007, these options were exchanged for 836,400 options on common shares of the Company. No options were eligible for exercise in 2006. 40% or 334,560 shares first became eligible for exercise on September 29, 2007. None were exercised by September 30, 2007. The remaining contractual life of options outstanding at September 30, 2007 was nine years. Compensation expense on these options was $76,581 for nine months 2007.
The fair values of unit options used in recording compensation expense were computed using the Black-Scholes option pricing model based on the following assumptions.
Group 1 represents a portion of options vesting at the end of one year. Group 2 represents the remaining options vesting at the end of years 1, 2, 3, and 4. The fair values and exercise prices have been adjusted to a per common share basis as a result of the merger.

	Group 1	Group 2
Expected price volatility (basket of comparable public companies)	64.60%	64.60%
Risk-free interest rate (U.S. Treasury bonds)	4.57%	4.58%
Expected annual dividend rate	0.00%	0.00%
Expected option term – weighted average	5.50 yrs.	6.25 yrs.
Grant date fair value per common share	$.34	$.36
Exercise price per common share	$.56	$.56
Immediately prior to the merger on May 7, 2007, ADS issued to its placement agents 1,860,001 warrants to purchase Class B membership units of ADS. Included were (i) warrants to purchase 3,825 Class B membership units of ADS issued to Michael McTeigue, an executive officer of ADS, (ii) warrants to purchase 83,354 Class B membership units of ADS issued to Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Laird Q. Cagan serves as a registered representative and Managing Director, and (iii) warrants to purchase 696,094 Class B membership units of ADS issued to Laird Q. Cagan, a member of the Company’s Board of Directors and beneficial owner of 10.66% of the Company’s common stock. These warrants were exchanged in the merger for 1,860,001 options on common shares of the Company. The Company has accounted for this as an offering cost applicable to paid-in capital and therefore will not record any compensation expense on these warrants. The options are exercisable at a weighted average exercise price of $1.29 per common share.

NOTE 11. — 2007 STOCK OPTION PLAN
The Company adopted a stock option plan on May 7, 2007. The plan provides for grants of restricted stock, incentive and/or nonqualified stock options, and stock appreciation rights (“SARs”) to employees, directors and consultants of the Company. The aggregate number of shares eligible for issuance under the plan is 4,000,000. No grants have been made through September 30, 2007.
NOTE 12.— LITIGATION AND CONTINGENCIES
The Company at September 30, 2007 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.
NOTE 13.—SUBSEQUENT EVENTS
On October 26, 2007, Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned subsidiary of the Company, entered into a Production Sharing Contract (the “PSC”) with China United Coalbed Methane Corp. Ltd. (“CUCBM”), for the exploitation of coalbed methane (“CBM”) resources in the Zijinshan block, which is located in the Shanxi Province in The People’s Republic of China. The PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (provided that PAPL does not elect to terminate the PSC). During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC. The PSC has a term of thirty (30) years. The PSC is subject to approval by the Ministry of Commerce of China. Pursuant to the PSC, all CBM resources (including all other hydrocarbon resources) produced from the Zijinshan block is to be shared as follows: (i) 80% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 80% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China.
In October 2007, ChevronTexaco informed the Company that all required third parties holding pre-emptive rights to acquire the participating interests either waived or failed to exercise their pre-emptive rights to acquire such participating interests, thereby satisfying that precondition to closing of the asset transfers.
In November 2007, the Company entered into an Option Deed (the “SG&E Option Deed”) with Sino Gas & Energy Limited (“SG&E”), a party that in October 2007 waived its pre-emptive rights to acquire a portion of ChevronTexaco’s participating interests being offered to the Company under the Chevron Agreements. Pursuant to the SG&E Option Deed, the Company granted to SG&E an option exercisable through November 5, 2008, to purchase from the Company a 20% interest in the Company’s 50% participating interest in three of the four production sharing contracts (“Optioned Resources”) to be acquired by the Company pursuant to the Chevron Agreements at an exercise price equal to the aggregate of (i) 20% of the purchase price paid by the Company to ChevronTexaco with respect to the Optioned Resources pursuant to the Chevron Agreements, (ii) 20% of the Company’s interest costs in financing the acquisition of the Optioned Resources from ChevronTexaco, and (iii) 20% of all geological, geophysical, operational and other costs paid or payable by the Company or the Operator (as defined in the applicable production sharing contracts), or to ChevronTexaco by way of reimbursement for such costs, in relation to the period from July 1, 2007 to the date of completion of the sale and purchase of the option interest to SG&E pursuant to the SG&E Option Deed. Pursuant to the SG&E Option Deed, the Company agreed to indemnify, defend and hold harmless SG&E in respect of all rights, obligations, acts and omissions of the Company in relation to the SG&E Option Deed.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
     Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Pacific Asia Petroleum, Inc., a Delaware corporation, and its subsidiaries, Inner Mongolia Production Company LLC (“IMPCO”), Advanced Drilling Services, LLC (“ADS”), Sunrise Energy Asia LLC, Inner Mongolia Production Co (HK) Limited and Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”). References to “PAP” refer to Pacific Asia Petroleum, Inc. prior to the mergers of IMPCO and ADS into wholly-owned subsidiaries thereof, effective May 7, 2007.
     As discussed in Note 1 and Note 2 of the unaudited financial statements, historical financial results presented herein are the results of IMPCO from inception on August 25, 2005 to May 6, 2007 and the consolidated entity Pacific Asia Petroleum, Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as Pacific Asia Petroleum, Inc.
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section included in the Company’s Form 10-SB/A effective October 15, 2007. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Overview
     The Company is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate.
     Members of the Company’s senior management team have experience in the fields of international business development, and finance, petroleum engineering, geology, field development and production, and operations. Several members of the Company’s management team have held management and executive positions with Texaco Inc. and have managed energy projects in The People’s Republic of China (the “PRC” or “China”), elsewhere in Asia and in other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering and sales in China’s energy sector.
     The Company’s current operations consist of the drilling of oil wells in recently discovered fields in Inner Mongolia, China, and exploration and development operations with respect to coal bed methane (“CBM”) and tight gas sand opportunities in the Shanxi Province of China.
     Pursuant to a joint development contract with Chifeng Zhongtong Oil and Natural Gas Co., Ltd. (“Chifeng”), a company incorporated in Inner Mongolia, China. In the fourth quarter of 2006, the first well was drilled under this contract. This well was producing through June 2007 under an exploration and development license issued by the relevant Chinese authorities. However, no revenue or related depletion expense have been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained. A comprehensive long-term production license has been applied for by Chifeng, and the Company has been informed by Chifeng that it expects the license to be issued in early 2008. If this license is not issued, opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk. Chifeng has accounted for our share of the production revenue in the form of a credit which will be allocated to the Company retroactively when and if the production license is issued. Operations from the well were suspended in June 2007, and it is planned to resume operations when and if the production license is received. To date, the total production from the well has been approximately 320 tons of crude oil (all of which has been sold), and total producing revenues credited to the Company (after costs and royalties) were approximately $135,000.
     The Company believes that CBM is a focus area of the Chinese Government and an area in which China encourages foreign investment. To assist in its efforts, the Company has retained several CBM consultants who assisted in the development and operation of several other CBM ventures in China with the international energy industry.
     In September 2007, the Company entered into four asset transfer agreements (the “Chevron Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to certain income and expense adjustments prior to closing. The Company has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce. In October 2007, ChevronTexaco informed the Company that all required third parties holding pre-emptive rights to acquire the participating interests either waived or failed to exercise their pre-emptive rights to acquire such participating interests, thereby satisfying that precondition to closing of the asset transfers. The Company will be required to raise additional capital to consummate the purchase of the ChevronTexaco participating interests as contemplated pursuant to the Chevron Agreements, which the Company may not be able to accomplish on terms satisfactory to the Company, when required pursuant to the Chevron Agreements, or at all.
     In November 2007, the Company entered into an Option Deed (the “SG&E Option Deed”) with Sino Gas & Energy Limited (“SG&E”), a party that in October 2007 waived its pre-emptive rights to acquire a portion of ChevronTexaco’s participating interests being offered to the Company under the Chevron Agreements. Pursuant to the SG&E Option Deed, the Company granted to SG&E an option exercisable through November 5, 2008, to purchase from the Company a 20% interest in the Company’s 50% participating interest in three of the four production sharing contracts (“Optioned Resources”) to be acquired by the Company pursuant to the Chevron Agreements at an exercise price equal to the aggregate of (i) 20% of the purchase price paid by the Company to ChevronTexaco with respect to the Optioned Resources pursuant to the Chevron Agreements, (ii) 20% of the Company’s interest costs in financing the acquisition of the Optioned Resources from ChevronTexaco, and (iii) 20% of all geological, geophysical, operational and other costs paid or payable by the Company or the Operator (as defined in the applicable production sharing contracts), or to ChevronTexaco by way of reimbursement for such costs, in relation to the period from July 1, 2007 to the date of completion of the sale and purchase of the option interest to SG&E pursuant to the SG&E Option Deed. Pursuant to the SG&E Option Deed, the Company agreed to indemnify, defend and hold harmless SG&E in respect of all rights, obligations, acts and omissions of the Company in relation to the SG&E Option Deed.
     On October 26, 2007, Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned subsidiary of the Company, entered into a Production Sharing Contract (the “PSC”) with China United Coalbed Methane Corp. Ltd. (“CUCBM”), for the exploitation of coalbed methane (“CBM”) resources in the Zijinshan block, which is located in the Shanxi Province in The People’s Republic of China. The PSC provides, among other things, that

PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (provided that PAPL does not elect to terminate the PSC). During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC. The PSC has a term of thirty (30) years. The PSC is subject to approval by the Ministry of Commerce of China. Pursuant to the PSC, all CBM resources (including all other hydrocarbon resources) produced from the Zijinshan block is to be shared as follows: (i) 80% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 80% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China.
     To date, although the Company has not yet generated any operating revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements as well as possible acquisition and development activities. In order to fully implement its business strategy, including the consummation of the asset transfers contemplated pursuant to the Chevron Agreements the Company will need to raise significant additional capital. In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to revise its business plan and possibly cease operations completely.
     You should read the information in this Item 2 together with our unaudited condensed financial statements and notes thereto that appear elsewhere in this Report.
Plan of Operation
     The following plan of operation contains forward-looking statements concerning us, our business and our operations. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our management over time means that actual events or results are occurring as estimated in the forward-looking statements herein. The plan of operation should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.
     Effective May 7, 2007, IMPCO and ADS merged (the “Mergers”) with and into wholly-owned subsidiaries of PAP pursuant to (i) an Agreement and Plan of Merger and Reorganization (the “ADS Merger Agreement”) with DrillCo Acquisition, LLC (“ADS Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of PAP, and ADS, and (ii) an Agreement and Plan of Merger and Reorganization (the “IMPCO Merger Agreement,” and together with the ADS Merger Agreement, the “Merger Agreements”) with IMPCO Acquisition, LLC (“IMPCO Merger Sub”), a New York limited liability company and a wholly-owned subsidiary of PAP, and IMPCO. Under applicable accounting standards, IMPCO was defined as the acquiring company. Accordingly, the reportable results of operations for the Company through the merger date of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through September 30, 2007 are $2,738,727. Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, consulting, legal and accounting expenses. From inception through September 30, 2007, we did not generate revenues from operations.

          The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending September 30, 2008 (the “Next Year”). During the Next Year, the Company plans to focus its efforts on drilling activities under its agreement with Chifeng, commencing operations on the CUCBM Contract Area, and consummating the purchase of the ChevronTexaco participating CBM interests pursuant to the Chevron Agreements, as well as developing additional enhanced oil production opportunities in China. In addition to these opportunities, the Company plans to continue to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and trading. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.
          The Company has assembled a management team with experience in the fields of international business development, petroleum and geologic engineering, geology, petroleum field development and production, petroleum operations and finance. Members of the Company’s management team previously held positions in similar oil and gas development, and screening roles at Texaco, and will seek to utilize their contacts in Asia to provide us with access to a variety of energy projects. Among the strategies that we plan to use are:
•	Focusing on projects that play to the expertise of our management team;

•	Leveraging our productive asset base and capabilities to develop value;

•	Actively managing our assets and on-going operations while attempting to limit capital exposure;

•	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations; and

•	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns.
Product Research and Development
          The Company has not engaged in any product research or development and does not anticipate engaging in product research or development during the Next Year.
Liquidity and Capital Resources
          The Company has sufficient funds to fund all of its current operations for the Next Year provided, however, that if the conditions precedent to the closing of the Chevron Agreements are satisfied and the Company elects to consummate the purchase of the ChevronTexaco participating interests thereunder, the Company will be required to raise additional capital to fund the unpaid base purchase price, as well as additional capital to fund ongoing operational expenses related to the participating interests purchased from ChevronTexaco. The remaining discussion considers the Company’s ability to fund its other operations and overhead expenses, exclusive of the funding necessary for the Chevron Agreements, except insofar as that the deposit required for those agreements has reduced our liquidity.
          As of September 30, 2007 the Company had net working capital of $13,998,838 and cash, cash equivalents and short-term investments of $14,110,581. In addition to normal expenses, these amounts have, since September 30, 2007, been reduced by $3,050,000 which was deposited in consideration of the Chevron Agreements in October 2007. For the nine months ended September 30, 2007 the Company incurred a net loss of $1,600,996. As a result of our operating losses from our inception through September 30, 2007, we generated a cash flow deficit of $2,218,436 from operating activities during this period. Cash flows used in investing activities were $15,087,086 during the period August 25, 2005 through September 30, 2007, comprised of the purchase of $11,700,199 of marketable securities and the acquisition of $277,334 of property and equipment and an increase of $3,109,553 in deposits and other deferred charges. We met our cash requirements during this period through net proceeds of $19,701,605 from the private placement of restricted equity securities.
     As of September 30, 2007, the Company has both short-term (within the next 12 months) and medium-term (between the next 12 and 24 months) development commitments, including short-term commitments of approximately $2.5 million to fund drilling activities under our agreement with the Chifeng Zhongtong Oil and Natural Gas Co., Ltd., and approximately $2.0 million to fund operations under our agreement with CUCBM, and medium-term commitments of approximately $5.0 million to fund drilling activities under our agreement with the Chifeng, and approximately $3.0 million to fund operations under our agreement with CUCBM. In the event the conditions precedent to the closing of the Chevron Agreements are satisfied and the Company elects to consummate the purchase of the ChevronTexaco participating interests thereunder, the Company will be required to raise additional capital to fund the approximately $58 million unpaid base purchase price, as well as additional capital to fund ongoing operational expenses related to the participating interests purchased from ChevronTexaco.
     Based on development expenditures (excluding the closing of the Chevron Agreements) as described in “Acquisition of Plant and Equipment and Other Assets” of $8 million in total over 24 months, there would be $6.1 million available to fund expenses at $2.5 million per year for 2.4 years.
     Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, closing of the Chevron Agreements and purchase of the ChevronTexaco participating interests, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through September 30, 2007, virtually all of our financing has been through private placements of equity instruments.
     We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on September 30, 2007, we can sustain operations at the present burn rate for more than one year. We may need additional equity or debt financing to expand our operations through 2008 and we may need additional financing thereafter.
     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.
     To the extent the Company acquires additional CBM, tight gas sand and other energy-related rights consistent with its business plan, including the participating interests from ChevronTexaco, the Company will need to raise additional funds for such projects. The ChevronTexaco acquisition opportunities pursuant to the Chevron Agreements that the Company is pursuing would require significant additional capital.
Employees
     As of September 30, 2007, we have 9 full time employees and 8 part-time employees/contractors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. During the Next Year, the Company plans to hire additional senior management employees in the areas of corporate development, petroleum engineering, geology and geophysical sciences and accounting, as well as additional technical, operations, and administrative staff as required to expand its expansion efforts, and to maintain focus on its then existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming initiation of additional projects, the Company currently plans to increase staffing to over twenty people during the Next Year, although such hiring may not occur or may be inadequate to execute the Company’s growth plans. As we continue to expand, we will incur additional cost for personnel.
Acquisition of Plant and Equipment and Other Assets
          We do not anticipate the sale of any material property, plant or equipment during the Next Year. We anticipate the acquisition of material property, plant and equipment during the Next Year. Other than the approximately $58 million unpaid base purchase price that the Company will be required to pay to ChevronTexaco in connection with the closing of the asset transfers contemplated in the Chevron Agreements, we are unable to state with any precision the Company’s capital requirements during the Next Year.
          We believe that, based on the information currently available to us, the following opportunities can be funded with our existing working capital for the Next Year:
•	drilling activities under our agreement with the Chifeng (estimated cost of $2.5 million); and

•	obligatory operations under our agreement with CUCBM in the CUCBM Contract Area (estimated cost of $2.0 million).
          We believe that, based on the information currently available to us, the following opportunities can be funded with our existing working capital for the next 24 months (includes the respective 12 months amounts indicated above):
•	drilling activities under our agreement with the Chifeng (estimated cost of $5.0 million); and

•	obligatory operations under our agreement with CUCBM in the CUCBM Contract Area (estimated cost of $3.0 million).
Results of Operations
          The Company is in the development stage and to date has not generated any significant revenues. During the fiscal year 2006, the Company focused its efforts on developing onshore development and production opportunities in China as a means of generating cash flow. Accordingly, the Company signed a contract for the development of the Shaogen Contract Area in August of 2006 with Chifeng. The Company commenced operations, and made expenditures under that contract in October of 2006. A comprehensive, long-term production license has been applied for by Chifeng and the Company has been informed by Chifeng that it expects the license to be issued in early 2008. If this license is not issued, the opportunities to drill production wells under the contract will be at risk. If the license is issued, the Company expects to spend $2.5 million in 2008 in connection with drilling activities under the contract.
          In November 2006 the Company signed an Agreement for Joint Cooperation with the CUCBM covering the CUCBM Contract Area. As reported above this was converted to a PSC on October 26, 2007. This is an opportunity to explore for and develop natural gas from both coal fields and from deeper natural gas prospective sands below the coal fields. Expenditures for this project to date have been minimal, but are expected to be approximately $2.0 million in 2008.

          In September 2007, the Company entered into the four Chevron Agreements with ChevronTexaco for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to certain income and expense adjustments prior to closing. The Company has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The Company will be required to raise additional capital to consummate the purchase of the ChevronTexaco participating interests as contemplated pursuant to the Chevron Agreements, which the Company may not be able to accomplish on terms satisfactory to the Company, when required pursuant to the Chevron Agreements, or at all.
          The Company is actively pursuing other development opportunities for which no definitive agreements are in place.
          In the nine months ended September 30, 2007, the Company generated $12,289 in miscellaneous revenues from services. These revenues, which have been recorded as “Other Income”, were from a single consulting engagement and are not at this point expected to be repeated as the Company is not in the consulting business and has increasing demands placed on its staff in developing its own business enterprise. Even though the Company has earned these nominal revenues, it still considers itself a development stage enterprise as it has been since its inception on August 25, 2005.
          As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.
          As a result of limited capital resources and no revenues from operations from the date of IMPCO’s inception on August 25, 2005, the Company has relied on the issuance of equity securities as a means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standard No. 123(R), “Share-Based Compensation” and in accordance with applicable federal and state securities laws. In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees with equity compensation for services during the next twelve months. This policy may have a material effect on the Company’s results of operations during the next twelve months.
Revenues
          We have generated no revenues from operations since IMPCO’s inception on August 25, 2005. We hope to begin generating revenues from operations in 2008 from actual operations as the Company transitions from a development stage company to that of an active growth stage company.
Costs and Expenses
          From inception through September 30, 2007, the Company incurred cumulative losses of $2,738,727. The major components of expenses and their amounts over this period were:
•	Consulting fees paid in cash: $939,923; consulting fees paid in equity compensation: $523,892. Consulting fees have been paid for activities in relation to the raising of approximately $20 million in private placements of the Company’s equity securities, Merger-related fees and fees related to technical review of potential oil and gas producing opportunities.

•	Salaries: $564,958. The Company had nine employees as of September 30, 2007. These include the Company’s officers (3), accountants (3), administrative staff (2), and technical employees (1).

•	Travel: $299,917. Travel has largely included travel to China by the Company’s officers to review potential oil and gas producing opportunities as well as establishing a permanent company office in Beijing.

•	Legal and professional fees: $202,166. These fees have been paid for preparing contracts and the performance of legal services in connection with the completion of the Mergers.

•	Auditing: $130,371. Auditing fees were paid for certified audits of the 2005 and 2006 financials and interim reviews.

•	Amortization of stock options at fair value: $105,646. Stock options were awarded to the Company’s officers and employees as compensation for services provided to the Company.
          For the nine months ended September 30, 2007, total operating expenses were $2,028,393. For the nine months ended September 30, 2006, total operating expenses were $816,119. The increase in expenses reflects the increase in financing activities, the expenses associated with the Mergers and increased efforts in identifying potential oil and gas opportunities. The major components of the expense differences are as follows:
•	Consulting fees: In the nine months ended September 30, 2007, the consulting fees paid in cash and equity compensation totaled $659,507. These consulting fees were paid in relation to the raising of $17 million in a private placement of ADS’s equity securities, the Mergers, and technical review of potential oil and gas producing opportunities. In the nine months ended September 30, 2006, the consulting fees were $617,948. These consulting fees were largely paid in relation to raising $4 million in a private placement of securities of IMPCO and the payment of officers of the Company as consultants.

•	Salaries: In the nine months ended September 30, 2007, salary expenses totaled $502,658. In the nine months ended September 30, 2006, salaries totaled $14,700. The increase reflects the increase in employees and the conversion of the Company’s officers to salaried employees.

•	Travel: In the nine months ended September 30, 2007, travel expense totaled $144,902. In the nine months ended September 30, 2006, travel expense totaled $86,252. The increase is largely due to increased travel to China by the Company’s officers and technical staff to review potential oil and gas producing opportunities as well as establishing a permanent Company office in Beijing. The new Beijing office was opened in August 2007.

•	Legal and professional fees: In the nine months ended September 30, 2007, these fees totaled $176,178. In the nine months ended September 30, 2006, these fees totaled $22,140. The increase in these fees is due to the increase in the Company’s activities and the legal requirements to complete the Mergers.

•	Auditing: In the nine months ended September 30, 2007, audit and review fees totaled $99,747. In the nine months ended September 30, 2006, these fees totaled $18,450.
          For the three months ended September 30, 2007, total operating expenses were $588,736. For the three months ended September 30, 2006, total operating expenses were $429,109. The increase in expenses reflects increased effort in identifying potential oil and gas opportunities. The major components of the expense differences are as follows:
•	Consulting fees: In the three months ended September 30, 2007, the consulting fees paid in cash totaled $56,840. There was no equity compensation of consultants in this period. In the three months ended

September 30, 2006, the consulting fees were $305,638. These consulting fees were largely paid in relation to raising $4 million in a private placement of securities of IMPCO and the payment of officers of the Company as consultants.
•	Salaries: In the three months ended September 30, 2007, salaries totaled $184,247. In the three months ended September 30, 2006, salaries totaled $14,700. This increase reflects the increase in employees and the conversion of the Company’s officers to salaried employees in 2007.

•	Travel: In the three months ended September 30, 2007, travel expense totaled $44,748. In the three months ended September 30, 2006, travel expense totaled $47,774.

•	Legal and professional fees: In the three months ended September 30, 2007, these fees totaled $109,791. In the three months ended September 30, 2006, these fees totaled $17,880. The increase in these fees is due to the increase in the Company’s activities and the legal requirements to prepare SEC filings.

•	Auditing: In the three months ended September 30, 2007, audit and review fees totaled $29,169. In the three months ended September 30, 2006, these fees totaled $18,450.
Off-Balance Sheet Arrangements
          The Company does not have any off-balance sheet arrangements.
Inflation
          It is the opinion of the Company that inflation has not had a material effect on its operations.
Critical Accounting Policies and Estimates
          The discussion and analysis of our plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply, or intend to apply , in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies.
Oil and Gas Activities
          Accounting for oil and gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and gas activities are available — successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.
Successful Efforts Method
     We use the successful efforts method of accounting for our oil and gas activities. Under this method, costs of drilling successful wells are capitalized. Costs of drilling exploratory wells not placed into production are charged to expense. Geological and geophysical costs are charged to expense as incurred.
Depreciation, Depletion and Amortization
     The quantities of estimated proved oil and gas reserves will be a significant component of our calculation of depletion expense, and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense.
Future Development and Abandonment Costs
     Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land and seabed. Our operators develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.
     The accounting for future abandonment costs is based upon SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (“DD&A”) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense.
Allocation of Purchase Price in Business Combinations
     As part of our business strategy, we actively pursue the acquisition of oil and gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.
Revenue Recognition
     We will recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. As of September 30, 2007, we did not have significant sales. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production will be defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs will be accounted for as a reduction of oil and natural gas sales revenue.
Recently Issued Accounting Standards Not Yet Adopted
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. This Statement provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Statement clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. The Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including the financial statements for an interim period within that fiscal year. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.
     The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115,” permitting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting measurement. The statement applies to all entities, including not-for profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.
     For additional information about our plan of business operation, see Item 1 in our Form 10-SB/A filed with the Securities and Exchange Commission effective October 15, 2007, entitled “Description of Business.”
Item 3. Controls and Procedures.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.
     Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There was no change in the Company’s internal controls over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not issue any unregistered securities during the three month period ended September 30, 2007 that were not previously reported in the Company’s Form 10-SB/A effective on October 15, 2007.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Web Site Access and Access to SEC Reports
     The Company’s Internet Web site can be found at http://www.papetroleum.com. Information contained on the Company’s Internet Web site is not part of this Quarterly Report on Form 10-QSB.
     This is the Company’s first Form 10-QSB. The Company became a reporting company with the effectiveness of its amended Form 10-SB. The Form 10-SB was filed on August 16, 2007. It was amended on October 12, 2007 and became effective on October 15, 2007.
     The Company’s Registration Statement on Form 10-SB/A, Quarterly Report on Form 10-QSB, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed at the SEC’s Internet Web site: http://www.sec.gov/ .

Item 6. Exhibits

Exhibit
Number	Description
10.1	Option Deed, dated November 6, 2007, by and among Sino Gas & Energy Limited, Pacific Asia Petroleum, Ltd. and the Company.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2007	PACIFIC ASIA PETROLEUM, INC.
	By:	/s/ Frank C. Ingriselli
		Name:	Frank C. Ingriselli
		Title:	President (Principal Executive Officer)

	By:	/s/ Stephen F. Groth
		Name:	Stephen F. Groth
		Title:	Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
PACIFIC ASIA PETROLEUM, INC.
FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

Exhibit
Number	Description
10.1	Option Deed, dated November 6, 2007, by and among Sino Gas & Energy Limited, Pacific Asia Petroleum, Ltd. and the Company.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.