Form 10-K
period 2007-12-31
Pacific Asia Petroleum Inc
filed 2008-03-19
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from: _____________ to _____________

000-52770

(Commission File Number)

PACIFIC ASIA PETROLEUM, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	30-0349798
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

250 East Hartsdale Ave., Suite 47, Hartsdale, New York 10530

 (Address of Principal Executive Office) (Zip Code)

(914) 472-6070

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value.

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007) was approximately $184,486,128 (based on $6.00 per share, the last bid price of the Common Stock as reported by Pink Sheets LLC on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.  As of March 4, 2008, there were 39,931,109 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on July 22, 2008 are incorporated by reference in Part III of this report.

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Pacific Asia Petroleum, Inc. and its subsidiaries, Pacific Asia Petroleum, Limited, Inner Mongolia Production Co (HK) Limited, and Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.”  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•

Lack of operating history, operating revenue or earnings history.

•

Dependence on key personnel.

•

Fluctuation in quarterly operating results and seasonality in certain of our markets.

•

Possible significant influence over corporate affairs by significant shareholders.

•

Our ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.

•

Our ability to raise capital to fund our operations.

•

Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.

•

The competition from large petroleum and other energy interests.

•

Changes in laws and regulations that affect our operations and the energy industry in general.

•

Risks and uncertainties associated with exploration, development and production of oil and gas, drilling and production risks.

•

Expropriation and other risks associated with foreign operations.

•

Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.

•

The lack of availability of oil and gas field goods and services.

•

Environmental risks, economic conditions, and other risk factors detailed herein.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Pacific Asia Petroleum, Inc. (“PAP” or the “Company”) is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate. Members of the Company’s senior management team have experience in the fields of petroleum engineering, geology, field development and production, operations, international business development and finance. Several members of the Company’s management team have held management and executive positions with Texaco Inc. and have managed energy projects in The People’s Republic of China (the “PRC” or “China”) and elsewhere in Asia and other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geology, engineering and sales in China’s energy sector.

CHIFENG Oil Opportunity

Through Inner Mongolia Sunrise Petroleum JV Company (“IMPCO Sunrise”) the Company commenced operational activities in China and successfully drilled its first well in a prospective area in Inner Mongolia in cooperation with Chifeng Zhongtong Oil and Natural Gas Co. (“CHIFENG”) pursuant to a Contract for Cooperation and Joint Development (described in greater detail under “Principal Business Strategy” of this section).  The Company’s current operations consist of the drilling of oil wells in recently discovered fields in Inner Mongolia, China, which drilling operations have been suspended pending receipt of a production license from the Chinese government, which the Company expects to receive in 2008.

CUCBM PSC

The Company also is a party to several agreements relating to additional projects, including an Agreement for Joint Cooperation, which the Company signed with China United Coalbed Methane Co., Ltd. (“CUCBM”) (the Chinese Government-designated company holding exclusive rights to negotiate with foreign companies with respect to coalbed methane (“CBM”) production in China). This agreement grants the Company the exclusive rights to a large contract area for CBM production located in the Shanxi Province of China (the “CUCBM Contract Area”), with an option to convert such arrangement into a production sharing contract (“PSC”).  On October 26, 2007, Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned subsidiary of the Company, entered into a PSC with CUCBM for the exploitation of CBM resources in the CUCBM Contract Area. The PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (provided that PAPL does not elect to terminate the PSC). After the Exploration period but before commencement of the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC. Pursuant to the PSC, all CBM resources (including all other hydrocarbon resources) produced from the CUCBM Contract Area are shared as follows:  (i) 70% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 70% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China. The PSC has a term of thirty (30) years and is pending  approval by the Ministry of Commerce of China.

The Company believes that CBM is a focus area of the Chinese Government and an area in which China encourages foreign investment. To assist in its efforts, the Company has retained several CBM consultants who assisted in the development and operation of several other CBM ventures in China with the international energy industry.

THE “CHEVRON AGREEMENTS”

In September 2007, the Company entered into four asset transfer agreements (the “Chevron Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to certain income and expense adjustments prior to closing. The Company has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce, which approvals and assignment are currently in the process of being secured.

In November 2007, the Company entered into an Option Deed (the “SG&E Option Deed”) with Sino Gas & Energy Limited (“SG&E”), a party that in October 2007 waived its pre-emptive rights to acquire a portion of ChevronTexaco’s participating interests being offered to the Company under the Chevron Agreements.  Pursuant to the SG&E Option Deed, the Company granted to SG&E an option exercisable through November 5, 2008, to purchase from the Company a 20% interest in the Company’s 50% participating interest (if acquired) in three of the four production sharing contracts (“Optioned Resources”) covered by the Chevron Agreements at an exercise price equal to the aggregate of (i) 20% of the purchase price to be paid by the Company to ChevronTexaco with respect to the Optioned Resources pursuant to the Chevron Agreements, (ii) 20% of the Company’s interest costs in financing the acquisition of the Optioned Resources from ChevronTexaco, and (iii) 20% of all geological, geophysical, operational and other costs paid or payable by the Company or the Operator (as defined in the applicable production sharing contracts), or to ChevronTexaco by way of reimbursement for such costs, for the period from July 1, 2007 to the date of completion of the sale and purchase of the option interest by SG&E.

Financing

The Company will be required to raise significant additional capital to consummate the purchase of the ChevronTexaco participating interests as contemplated pursuant to the Chevron Agreements, which the Company may not be able to accomplish on terms satisfactory to the Company, when required pursuant to the Chevron Agreements, or at all.

In the third calendar quarter of 2006, the Company closed a private equity financing that raised approximately $4.6 million from qualified investors.

Immediately prior to the closing of the Mergers (discussed below), Advanced Drilling Services, LLC (“ADS”) closed a private equity financing (the “ADS Offering”) pursuant to which ADS raised $17 million in exchange for the issuance of 13,600,000 ADS Class B Interests to qualified investors.

To date, although the Company has not yet generated any meaningful revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements as well as possible acquisition and development activities. In order to fully implement its business strategy, including the consummation of the asset transfers contemplated pursuant to the Chevron Agreements, however, the Company will need to raise significant additional capital. In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to revise its business plan and possibly cease operations completely.

Organization

The Company was incorporated in the State of Delaware in 1979 under the name “Gemini Marketing Associates, Inc.” In 1994, PAP changed its name from “Gemini Marketing Associates, Inc.” to “Big Smith Brands, Inc.,” in 2006 it again changed its name to “Pacific East Advisors, Inc.,” and in 2007 it again changed its name to “Pacific Asia Petroleum, Inc.” As Big Smith Brands, Inc., PAP operated as an apparel company engaged primarily in the manufacture and sale of work apparel, and was listed on the Nasdaq Stock Market’s Small-Cap Market from 1995 until December 4, 1997, and the Pacific Stock Exchange from 1995 until April 1, 1999. In 1999, PAP sold all of its assets related to its workwear business to Walls Industries, Inc., and in 1999 filed for voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. The final bankruptcy decree was entered on August 8, 2001, and thereafter PAP existed as a “shell company,” but not a “blank check” company, under regulations promulgated by the SEC and had no business operations and only nominal assets until May 2007, when it consummated the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries of PAP (the “Mergers”). See “The Mergers” below.  In December 2007, PAP consummated the Mergers of IMPCO and ADS into PAP, resulting in the cessation of the separate corporate existence of each of IMPCO and ADS and the assumption by PAP of the businesses of IMPCO and ADS.  In connection with the Mergers, the Company changed its name from “Pacific East Advisors, Inc.” to “Pacific Asia Petroleum, Inc.”  Unless the context otherwise requires, the term “Company” as used herein collectively refers to PAP and its wholly-owned subsidiaries and joint ventures, including Inner Mongolia Production Co. (HK) Limited, Inner Mongolia Sunrise Petroleum JV Company and Pacific Asia Petroleum, Limited.

The Common Stock of PAP is quoted on the Pink Sheets under the symbol “PFAP.PK.” See, “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.”

The Company’s executive offices are located at 250 East Hartsdale Ave., Hartsdale, New York 10530. The Company also has an office located in Beijing, China. PAP may be contacted by telephone at (914) 472-6070, and its website is www.papetroleum.com.

Subsidiaries and Joint Ventures

The diagram below illustrates the current corporate structure of PAP and its subsidiaries (“we,” “our,” “us,” or the “Company”), and its joint venture partner:

The Company considers itself to be engaged in a single business segment--oil and gas exploration, development and production.

Inner Mongolia Production Co.  (HK) Limited

In December 2005, the Company formed a Hong Kong corporation, Inner Mongolia Production Co. (HK) Limited, which is a wholly owned subsidiary of the Company (“IMPCO HK”).

Inner Mongolia Sunrise Petroleum JV Company and Beijing Jinrun Hongda Technology Co., Limited

In March 2006, the Company formed Inner Mongolia Sunrise Petroleum JV Company (“IMPCO Sunrise”), a Chinese joint venture company which is owned 97% by IMPCO HK and 3% by Beijing Jinrun Hongda Technology Co., Ltd. (“BJHTC”), an unaffiliated Chinese corporation.  The Company formed IMPCO Sunrise as an indirect subsidiary to engage in Chinese energy ventures.  Under Chinese law, a foreign-controlled Chinese joint venture company must have a Chinese partner. BJHTC is IMPCO HK’s Chinese partner in IMPCO Sunrise. IMPCO Sunrise is governed and managed by a Board of Directors comprised of three members, two of whom are appointed by IMPCO HK and one by BJHTC.

IMPCO HK has advanced $400,507 to BJHTC, which then invested that amount in IMPCO Sunrise. The notes are repayable in Renminbi (Chinese currency)(“RMB”) also referred to as the yuan.  As of December 31, 2007 IMPCO HK had accrued $100,547 in interest and $33,476 in currency gains on the notes, so that the total owed was $534,530.   BJHTC is obligated to apply any remittances received from IMPCO Sunrise directly to IMPCO HK. IMPCO Sunrise is authorized to pay these remittances directly to IMPCO HK on BJHTC’s behalf, until the debt is satisfied.

IMPCO Sunrise is pursuing the CHIFENG Oil Opportunity described above.

Pacific Asia Petroleum, Limited

In September 2007, the Company formed Pacific Asia Petroleum, Limited (“PAPL”) as a wholly-owned Hong Kong corporate subsidiary of the Company for the purpose of entering into certain business transactions in China.  The Company is the sole shareholder of PAPL.  PAPL is a party to the Chevron Agreements, the SG&E Option Deed and the PSC with CUCBM.

The Mergers

On December 11, 2006 PAP entered into: (i) an Agreement and Plan of Merger and Reorganization (the “ADS Merger Agreement”) with DrillCo Acquisition, LLC (“ADS Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of PAP, and ADS, and (ii) an Agreement and Plan of Merger and Reorganization (the “IMPCO Merger Agreement,”) and together with the ADS Merger Agreement, (the “Merger Agreements”) with IMPCO Acquisition, LLC (“IMPCO Merger Sub”), a New York limited liability company and a wholly-owned subsidiary of PAP, and IMPCO. Immediately prior to the closing of the Mergers, ADS closed a private equity financing (the “ADS Offering”) pursuant to which ADS raised $17 million in exchange for the issuance of 13,600,000 ADS Class B Interests to qualified investors. Pursuant to the Merger Agreements, as amended and restated on February 12, 2007, as further amended on April 20, 2007, effective upon the May 7, 2007 closing, (i) ADS merged with and into ADS Merger Sub, and ADS Merger Sub as the surviving entity changed its name to “Advanced Drilling Services, LLC” and continued to carry on the business of ADS, (ii) IMPCO merged with and into IMPCO Merger Sub, and IMPCO Merger Sub as the surviving entity changed its name to “Inner Mongolia Production Company LLC” and continued to carry on the business of IMPCO, (iii) each of the 9,850,000 ADS Class A Interests which were issued and outstanding automatically converted into the right to receive an aggregate of 9,850,000 shares of PAP Common Stock, (iv) each of the 13,600,000 ADS Class B Interests issued in the ADS Offering which were issued and outstanding automatically converted into the right to receive an aggregate of 13,600,000 shares of PAP Series A Convertible Preferred Stock, (v) each of the 347,296 IMPCO Class A Units which were issued and outstanding automatically converted on a 1:17 basis into the right to receive an aggregate of 5,904,032 shares of PAP Common Stock, and (vi) each of the 594,644 IMPCO Class B Units which were issued and outstanding automatically converted on a 1:17 basis into the right to receive an aggregate of 10,108,952 shares of PAP Series A Convertible Preferred Stock. Upon closing of the Mergers, PAP also assumed warrants to purchase 1,860,001 ADS Class B Interests issued to certain ADS placement agents in connection with the ADS Offering, which warrants became exercisable for 1,860,001 shares of PAP Series A Convertible Preferred Stock as a result of the Mergers.

The Mergers were structured so as to constitute part of a single transaction pursuant to an integrated plan and to qualify as a tax-free transaction. Under the terms of the Merger Agreements, PAP changed its name to “Pacific Asia Petroleum, Inc.,” all of the persons serving as directors and officers of PAP resigned, the number of directors of PAP was set at three, and the following persons were appointed as the officers and directors of PAP immediately following the Mergers: (i) Frank C. Ingriselli, Chief Executive Officer, President, Secretary and Director; (ii) Laird Q. Cagan, Director; (iii) Elizabeth P. Smith, Director; (iv) Stephen F. Groth, Vice President and Chief Financial Officer; and (v) Jamie Tseng, Executive Vice President.

In December 2007, PAP consummated the mergers of IMPCO and ADS into PAP, resulting in the cessation of the separate corporate existence of each of IMPCO and ADS and the assumption by PAP of the businesses of IMPCO and ADS.

Automatic Conversion

Pursuant to the Amended and Restated Certificate of Incorporation of PAP, dated May 2, 2007, as a result of the average closing sales price of PAP’s Common Stock exceeding $3.125 per share for twenty consecutive trading days, upon the close of trading on June 5, 2007, all of PAP’s 23,708,952 shares of issued and outstanding Series A Convertible Preferred Stock were automatically converted on a 1:1 basis into a total of 23,708,952 shares of Common Stock of PAP (the “Autoconversion”).

Market Overview

We believe that the recent economic growth in China will continue at a fast pace as will its consumption of increasing amounts of energy. Because China’s economy is still less energy-efficient than the U.S. economy, requiring an estimated four times as many BTUs per dollar of Gross Domestic Product (“GDP”), this growth is expected to continue to amplify the country’s increasing energy demand for some time (U.S. Department of Energy: International Energy Annual & International Petroleum Monthly). According to the most recently available information from the CIA World Fact Book, China’s GDP grew tenfold from 1978 to 2007 and now stands as the second-largest economy in the world as measured by purchasing power parity. China surpassed Japan in late 2003 to become the world’s second largest petroleum consumer. According to data from the U.S. Department of Energy, between 2000 and 2006, oil use in China grew by an aggregate of approximately 150%, and between 2004 and 2006, by an average of 7% per year. In 2006, Chinese demand reached 7.3 million barrels per day, more than one-third the level in the United States. At the same time, domestic crude oil output in China has grown very slowly over the past five years, forcing imports to expand rapidly to meet demand. Since 2000 China’s oil imports have more than doubled, growing from 1.4 million barrels per day to 3.4 million barrels per day in 2006, when they accounted for nearly half of Chinese oil demand.

According to testimony by Jeffrey Logan, Senior Energy Analyst and China Program Manager at the International Energy Agency, to the U.S. Senate Committee on Energy and Natural Resources on February 3, 2005, China has become an economic superpower with ever increasing needs for oil and gas. Mr. Logan testified that China now plays a key role in the supply and demand of many global commodity markets, including oil. If sustained at the present rate, Mr. Logan stated that China’s development will likely create the world’s largest economy, as measured in purchasing power parity, in about two or three decades. He indicated that while China’s historical growth was not dependent on energy, its growth was now very dependent on the development and growth of oil and gas, with every one percent increase in GDP causing energy demand to grow by over 1.5 percent.

Natural gas represents a particularly under-utilized energy source in China, supplying less than 3% of the country’s energy needs, compared with 22% for the U.S. and 23% globally. We believe that its low emissions, combined with the low cost and high efficiency of gas turbines, make gas an attractive fuel for meeting China’s rapidly growing electric power demand. The Chinese government has indicated that it would like to expand gas use significantly, and the National Development and Reform Commission has set a goal of increasing gas’s share of the market to 5.3% (U.S. Department of Energy: International Energy Annual & International Petroleum Monthly).

The government of China has taken a number of steps to encourage the exploitation of oil and gas within its own borders to meet the growing demand for oil and to try to reduce its dependency on foreign oil. Most importantly, the government has reduced complicated restrictions on foreign ownership of oil exploitation projects and has passed legislation encouraging foreign investment and exploitation of oil and gas.

During the “Tenth Five-Year” (2001-2005) period, China planned to undertake a strategic reorganization in the oil industry by means of market liberalization, internalization, cost-effectiveness, scientific and technological breakthrough and sustainable development. Changes were made in the structures of oil reservation and exploration such as permitting more oil imports into the domestic market and allocating a greater percentage of oil and gas in non-renewable energy consumption. The reorganization was aimed at ensuring a smooth and sustainable oil supply, at low cost and meeting a goal for sound economic growth. The guiding principles of reform focused on developing the domestic market by expanding exploration efforts while practicing conservation and building oil reserves. These efforts focused on building key infrastructure for oil and gas transportation and storage by targeting the development of oil and gas pipelines to a target of 14,500 km in total length, building storage facilities for up to eight million cubic meters of oil (50 million barrels), and 1.14 billon cubic meters of gas (40 billion cubic feet). The share of oil and gas in non-renewable energy consumption was targeted for a 3 percent increase by the end of 2005. In order to further technical development and innovation, substantial resources were devoted to oil and gas exploration.

Chinese policymakers and state-owned oil companies have embarked on a multi-pronged approach to improve oil security by diversifying suppliers, building strategic oil reserves, purchasing equity oil stakes abroad, and enacting new policies to lower demand. When it became a net oil importer in 1993, almost all of China’s crude imports came from Indonesia, Oman and Yemen. After diversifying global oil purchases over the past decade, Chinese crude imports now come from a much wider range of suppliers. By 2004, Saudi Arabia was China’s largest supplier, accounting for 14 percent of imports, with Oman, Angola, Iran, Russia, Vietnam and Yemen together supplying another 60%, and the remainder coming from a long list of other suppliers (U.S. Department of Energy). The three major government-owned oil companies in China are (i) China Petroleum & Chemical Company, or “Sinopec,” (ii) China National Offshore Oil Corporation, or “CNOOC,” and (iii) PetroChina Company Limited, or “PetroChina” (also sometimes referred to as “China National Petroleum Corporation” or “CNPC,” which is the government company owning the majority of PetroChina). PetroChina is China’s largest producer of crude oil and natural gas. Sinopec is China’s largest refining, storage and transmission company. CNOOC is China’s largest offshore oil and gas exploration and development company. Each of these companies has been granted a charter by the Chinese government to engage in various stages of oil and gas procurement, transportation and production in China. Substantially all oil and gas exploration, storage and transportation by foreign entities in China must be conducted via joint ventures with one of these companies, or with another Chinese company that has entered into an arrangement with one of these companies and been authorized by the appropriate government authorities to engage in such activities in China.

Unlike the developed petroleum markets of the member countries of the Organisation for Economic Cooperation and Development (“OECD”), the oil market in China still includes important elements of central planning. Each year, the National Development and Reform Commission publishes the projected target for the production and sale of crude oil by the three state oil companies, based on the domestic consumption estimates submitted by domestic producers, including PetroChina, Sinopec and CNOOC, the production capacity of these companies, and the forecast of international crude oil prices. The actual production levels are determined by the producers themselves and may vary from the submitted estimates. PetroChina and Sinopec set their crude oil median prices each month based on the average Singapore market FOB prices for crude oil of different grades in the previous month. In addition, PetroChina and Sinopec negotiate a premium or discount to reflect transportation costs, the differences in oil quality, and market supply and demand. The National Development and Reform Commission will mediate if PetroChina and Sinopec cannot agree on the amount of premium or discount.

Market Opportunity

While the barriers to entry for foreign entities to engage in the development of oil and gas resources in China have recently eased, we believe that many small companies still face significant hurdles due to their lack of experience in the Chinese petroleum industry. Development requires specialized grants and permits, experience with obtaining scarce drilling and exploration equipment in remote regions and the ability to manage projects efficiently during times of resource shortages. The Company hopes to take advantage of the energy development opportunities that exist in China today by leveraging its management team’s prior exploration experiences in China and existing relationships with oil industry executives and government officials in China. In addition, we believe that members of the Company’s production team have the hands-on experience with projects in Asia that we believe is essential to any successful petroleum project in China.

In June 2007, Deutsche Bank raised its forecast for China’s GDP growth in 2007 to 10.7% from 10.0%. Deutsche Bank also estimated that investment growth would be 24.0% in 2007 and that industrial production would increase by 16.7% in 2007.

Principal Business Strategy

The Company is a development-stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate. The Company recently commenced operations in China and is currently engaged in the business of oil and gas exploration, development and production in China. The Company has entered into letters of intent, preliminary documentation, and other agreements covering several energy ventures in China.

The Company is pursuing an oil development opportunity in Inner Mongolia with Chifeng Zhongtong Oil and Natural Gas Co.

Inner Mongolia, China’s northern border autonomous region, features a long, narrow strip of land sloping from northeast to southwest. It stretches 2,400 km from west to east and 1,700 km from north to south. Inner Mongolia traverses between northeast, north, and northwest China. The third largest among China’s provinces, municipalities, and autonomous regions, the region covers an area of 1.18 million square km, or 12.3% of the country’s territory. It neighbors eight provinces and regions in its south, east and west and Mongolia and Russia in the north, with a borderline of 4,200 km. In 2005 China and the Inner Mongolia Municipality awarded to CHIFENG the exclusive authority to develop and exploit oil resources in the ShaoGen Contract Area, an area of approximately 353 square kilometers located in Chifeng, China. In 2005 and 2006, CHIFENG drilled several wells throughout their Contract Area and discovered oil.

In July 2006, the Company’s management began discussions with CHIFENG and hired an independent Chinese oil consultant to conduct a feasibility study on the Company’s behalf. This feasibility study concluded that based on “investigation and research in-depth for oil resources, exploitative environment and international markets, it is feasible for exploitation of oil and gas . . .” The report contained the following conclusions:

•

There is a very high potential for oil resources with excellent geological conditions for petroleum.

•

A very significant oil field (part of the Liahoe oilfield, known as the Kerqing oilfield) was discovered in the area, which makes drilling in the ShaoGen Contract Area favorable; and

•

The petroleum system has been proved as there are existing wells in the area with tested transmission infrastructure in place.

In August 2006, the Company and CHIFENG entered into a Contract for Cooperation and Joint Development (“CHIFENG Agreement”), setting forth the terms and conditions for carrying out work and exploiting the development acreage in the ShaoGen Contract Area owned by CHIFENG (the “Development Area”). Under the CHIFENG Agreement:

•

CHIFENG is responsible for selecting well locations in consultation with the Company;

•

CHIFENG has overall authority, responsibility and management over the Development Area and all operations in the field;

•

CHIFENG is responsible for drilling successive wells until there is a completed successful well (defined as a well having produced at a minimum average rate of 2-3 tons/day of crude oil over the first 60-day period, with the Company owning 100% of the oil produced within such 60-day period);

•

The Company will be required to pay to CHIFENG the following: (a) 50% of the cost to drill the initial well (1,500,000 RMB, or approximately US$200,000) as a deposit, and the same amount for the next two wells after each successful well has been drilled; (b) 1,500,000 RMB for each successful well; and (c) 5%

royalty/management fee from the gross production of crude oil, which shall be taken “in kind” by CHIFENG;

•

The balance of oil production will be owned by the Company. The Company is obligated to provide the  balance of the oil produced to CHIFENG and CHIFENG is obligated to sell such oil on behalf of the Company.  CHIFENG is  obligated to pay the Company for such oil at the same price as the   oil is sold  by CHIFENG to a third party;

•

The funds paid by the Company to CHIFENG under the CHIFENG Agreement shall be the total cost to be paid to CHIFENG for carrying out the drilling and other operations for a period of 20 years;

•

All cost overruns in carrying out the work under the CHIFENG Agreement are required to be borne by CHIFENG. This is a turnkey contract with a guaranteed cost;

•

The Company will continue to receive the revenues from the production of such wells for a term of 20 years from the date that each well is determined to be successful; and

•

CHIFENG is responsible for all health and safety matters, and for obtaining insurance covering personnel and equipment.

Pursuant to the CHIFENG Agreement, drilling operations commenced, and the first well drilled discovered oil and has been completed as a producing well. CHIFENG has applied for a comprehensive long term production license from the Chinese government (“Production License”), and the Company has been informed by CHIFENG that it expects the Production License to be issued in 2008. If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk. The first well was drilled by CHIFENG on behalf of the Company and pursuant to its contract with CHIFENG. CHIFENG has accounted for our share of the production revenue in the form of a credit, which will be allocated to the Company retroactively when and if the Production License is issued. The well commenced production in October 2006 and production operations from the well were suspended in 2007.  Operations are anticipated to resume when and if the Production License is received. To date, the total production from the well has been approximately 400 tons of crude oil (all of which has been sold) and total producing revenues credited to the Company (after costs and royalties) were approximately $135,000. If a Production License is not received, the Company will seek, but is not contractually guaranteed, reimbursement from CHIFENG for the Company’s outstanding costs.

The Company has entered into a production sharing contract to explore for coalbed methane resources in China.

In November 2006, the Company entered into an Agreement for Joint Cooperation (the “Cooperation Agreement”), with CUCBM, the Chinese Government-designated company holding exclusive rights to negotiate with foreign companies with respect to CBM production, covering an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”). Under the Cooperation Agreement, CUCBM and the Company agreed to negotiate in good faith the terms of a PSC covering the CUCBM Contract Area, and CUCBM agreed to keep the CUCBM Contract Area exclusive for the development by the Company under the PSC. The CUCBM Contract Area is approximately 175,000 acres, and is in proximity to the major West-East gas pipeline which links the gas reserves in China’s western provinces to the markets of the Yangtze River Delta, including Shanghai. As required by the Cooperation Agreement, the Company conducted feasibility studies over the CUCBM Contract Area, and concluded that the Area has prospectivity. The Company elected to convert its interest into a PSC, and on October 26, 2007, PAPL entered into a PSC with CUCBM for the exploitation of CBM resources in the CUCBM Contract Area. The PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (provided that PAPL does not elect to terminate the PSC).  During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC.  Pursuant to the PSC, all CBM resources (including all other hydrocarbon resources) produced from the CUCBM Contract Area are to be shared as follows:  (i) 70% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 70% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between

99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the government of China.  The PSC has a term of thirty (30) years and is pending approval by the Ministry of Commerce of China.

The Company has entered into agreements to purchase exploration, development and production opportunities involving coalbed methane and tight gas sand areas in China.

In September 2007, the Company entered into four asset transfer agreements with ChevronTexaco for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China. If consummated in accordance with the terms of Chevron Agreements, the Company would purchase ChevronTexaco’s participating interests pursuant to, and the Company would become a party to, production sharing contracts with respect to participating interests in four CBM and tight gas sand contract areas as follows: (i) ChevronTexaco’s 50% interest in the San Jiao Bei contract area; (ii) ChevronTexaco’s 50% interest in the Linxing contract area; (iii) ChevronTexaco’s 50% interest in the Shenfu contract area; and (iv) ChevronTexaco’s 35.7142% interest in the Baode contract area. These participating interests comprise an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to upward adjustment to account for ChevronTexaco’s cash flow payments and operating costs paid with respect to the interests from June 30, 2007 (the “Effective Date”) through the closing date, and downward adjustment to account for ChevronTexaco’s receipt of revenues derived from the interests from the Effective Date through the closing date. Pursuant to the Chevron Agreements and subject to closing, the Company will be responsible for and will indemnify ChevronTexaco with respect to liabilities associated with the interests and for all rehabilitation liabilities and obligations arising after the closing date related thereto, as well as for liability for income tax attributable to the interests arising after the closing date and any other taxes attributable to the interests arising following the Effective Date. ChevronTexaco will be responsible for and will indemnify the Company for all liabilities associated with the interests which accrued, or relate to any period, before the closing date. Each party’s maximum aggregate liability to the other party under the Chevron Agreements is limited to an amount equal to the base purchase price plus any interest accrued, and neither party is liable to the other party in an action initiated by one against the other for special, indirect or consequential damages resulting from or arising out of the Chevron Agreements.  The aggregate costs and expenses paid by ChevronTexaco in carrying out work on the assets from July 1, 2007 to December 31, 2007 were estimated to be $3.7 million.

The Company has executed the Chevron Agreements and has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements is contingent upon a number of conditions precedent, including:

•

CUCBM waiving its preferred right to be assigned the participating interests, and consenting to the transfer of ChevronTexaco’s interests to the Company; and

•

Approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce.

The Chinese government approvals and assignments are currently under review by the Chinese government.

The following is a summary of the main provisions of the Chevron Agreements:

•

The total purchase price for all four assets is $61 million to be paid at closing. The percentage interests being acquired and the purchase price of each asset is as follows: Baode asset: 35.7% participating interest and purchase price of $13 million; Shenfu asset: 50% participating interest and purchase price of $9 million; Linxing asset: 50% participating interest and purchase price of $26.25 million; and, the San Jiao Bei asset: 50% participating interest and purchase price of $12.75 million.

•

The Company was required to make (and did make) a deposit to ChevronTexaco in the total amount of $3.05 million. This deposit is refundable in the event that certain conditions to closing are not satisfied.

•

The parties are obligated to use their best efforts to accomplish the conditions to closing, including the securing of approvals from the Chinese government, including the Ministry of Commerce, the Ministry of

Land and Natural Resources and the filing of corporate registration documents. The Company has the option to cancel the Chevron Agreements if these approvals are not secured by June 7, 2008. The closing is also conditioned upon the Company being able to raise sufficient additional capital.

•

ChevronTexaco, until the closing, is obligated to continue to carry out all of its obligations under the applicable production sharing agreements in the ordinary course of business and seek the Company’s approval with respect to proposed work programs and budgets.

•

In addition to the purchase price of $61 million, the Company is obligated to reimburse ChevronTexaco for all of the costs and expenses ChevronTexaco pays in carrying out work on each of the assets from July 1, 2007 until the closing.  As of December 31, 2007 these were estimated to be $3.7 million.  After the closing, all costs and expenses are required to be paid by the Company. The Company is also obligated to pay, at closing, interest (on the purchase price) at the rate of LIBOR (defined as the 6 month term LIBOR for the US$ as published on the first business day of each month by the Financial Times of London). As of December 31, 2007 this accumulated interest was estimated to be $1.5 million.

•

The Company has audit rights on the ChevronTexaco accounting books and records.

•

Title passes at closing and ChevronTexaco is responsible for all prior activities and the Company is responsible for all activities post the closing. Both parties shall indemnify each other with respect to certain liabilities arising during these respective periods.

•

At the closing, the Company will acquire all title and land rights to the assets belonging to ChevronTexaco under the Chevron Agreements. This is not an acquisition of a business, but an acquisition of title to hydrocarbon natural resources under the surface of the land.  The transaction does not result in the acquiring of existing employees, revenues, or customers, and the assets are not presently capable of independent operations as a business.

•

ChevronTexaco makes warranties that it has good title and rights to all the assets being sold and that they are free and clear of all encumbrances.

In November 2007, the Company entered into the Option Deed with SG&E, a party that in October 2007 waived its pre-emptive rights to acquire a portion of ChevronTexaco’s participating interests being offered to the Company under the Chevron Agreements.  Pursuant to the SG&E Option Deed, the Company granted to SG&E an option exercisable through November 5, 2008, to purchase from the Company a 20% interest in the Company’s 50% participating interest (if acquired) in three of the four production sharing contracts (“Optioned Resources”) covered by the Chevron Agreements at an exercise price equal to the aggregate of (i) 20% of the purchase price to be paid by the Company to ChevronTexaco with respect to the Optioned Resources pursuant to the Chevron Agreements, (ii) 20% of the Company’s interest costs in financing the acquisition of the Optioned Resources from ChevronTexaco, and (iii) 20% of all geological, geophysical, operational and other costs paid or payable by the Company or the Operator (as defined in the applicable production sharing contracts), or to ChevronTexaco by way of reimbursement for such costs, for the period from July 1, 2007 to the date of completion of the sale and purchase of the option interest by SG&E.  Pursuant to the SG&E Option Deed, the Company agreed to indemnify, defend and hold harmless SG&E against losses resulting from any obligations, acts and omissions of the Company in relation to the SG&E Option Deed.

The Company will be required to raise significant additional capital to consummate the purchase of the ChevronTexaco participating interests as contemplated pursuant to the Chevron Agreements, which the Company may not be able to accomplish on terms satisfactory to the Company, when required pursuant to the Chevron Agreements, or at all.

The Company believes that CBM is a focus area of the Chinese Government and an area in which China encourages foreign investment. To assist in its efforts, the Company has retained several CBM consultants who assisted in the development and operation of several other CBM ventures in China with the international energy industry.

“Downstream” Opportunities

The Company has signed a non-binding letter of intent with one of the largest steel and auto companies in China, Shougang Holdings, to acquire a 45% interest in the Mudanjiang Energy Development Project. As currently contemplated, this project would include a small operating refinery, a small petrochemical plant, a service station complex, a crude producing component, a heavy oil trading operation and ownership of significant property along the border of Russia and along the sea with nearby access to Vladivostok. The Company is currently conducting financial and operational due diligence related to this venture, and hopes to identify and engage strategic partners to participate with the Company going forward.  The Company does not anticipate that any such participation by the Company will require any cash contribution by the Company, although the final terms of any such participation may require a cash contribution by the Company.  Consummation of any transaction pursuant to this letter of intent shall be contingent upon the Company’s entry into definitive documentation with Shougang Holdings and one or more strategic partners.

Geophysical Services and Development Opportunities

The Company has signed an Agreement on Joint Cooperation, dated May 31, 2007, with Sino Geophysical Co., Ltd (“SINOGEO”), the largest private geophysical services company in China. Under this agreement, SINOGEO and the Company agreed:

•

To establish a mutually acceptable procedure to keep each other informed of projects they are pursuing which they respectively believe would meet the financial and operational objectives and expectations for the other party;

•

That the Company would use the services of SINOGEO for its seismic acquisition and processing operations, provided that SINOGEO’s terms are competitive with respect to price, technology and quality and that mutually acceptable terms can be negotiated;

•

That SINOGEO would provide the Company with the opportunity to participate in oil and gas exploration and development projects that it is pursuing, or acquires , subject to agreement on mutually acceptable terms;

•

That in the event the Company receives a proposal along with information and data from SINOGEO on a particular opportunity which SINOGEO has not received earlier from another source, then if the Company decides to participate in such opportunity, the Company shall be required to work exclusively with SINOGEO to acquire such interest cooperatively with SINOGEO pursuant to mutually acceptable terms, and specific dividends for each party shall be apportioned according to each party’s proportionate interest in such project; and

•

For projects where SINOGEO and the Company jointly cooperate , and where SINOGEO has devoted considerable effort and research, and such work reduces the risks in exploration and development and improves the rate of return on investment, that some form of compensation shall be negotiated and given to SINOGEO in recognition of such intangible contributions.

Competitive Business Conditions and the Company’s Competitive Position

The Company anticipates that it will be competing with numerous large international oil companies and smaller oil companies that target opportunities in markets similar to the Company’s, including the CBM, natural gas and petroleum markets. Many of these companies have far greater economic, political and material resources at their disposal than the Company.  The Company believes that its management team’s prior experience in the fields of petroleum engineering, geology, field development and production, operations, international business development, and finance, together with its prior experience in management and executive positions with Texaco Inc. and prior experience managing energy projects in China and elsewhere in Asia, may provide the Company with a competitive advantage over some of its competitors active in the region, particularly with respect to relatively small opportunities that tend to be bypassed by larger companies. Nevertheless, the market in which we plan to operate is highly competitive and the Company may not be able to compete successfully against its current and future competitors.  See also “Part I, Item 1A. “Risks Related to the Company’s Industry” for risk factors associated with competition in the oil and gas industry.

Regulation

China’s oil and gas industry is subject to extensive regulation by the Chinese government with respect to a number of aspects of exploration, production, transmission and marketing of crude oil and natural gas as well as production, transportation and marketing of refined products and chemical products. The following is a list of the primary Chinese central government authorities that exercise control over various aspects of China’s oil and gas industry:

•

The Ministry of Land and Resources, which has the authority for granting, examining and approving oil and gas exploration and production licenses, the administration of registration and the transfer of exploration and production licenses.

•

The Ministry of Commerce, which was established in March 2003 to consolidate the authorities and functions of the former State Economic and Trade Commission and the former Ministry of Foreign Trade and Economic Cooperation. Its responsibilities include:

•

setting the import and export volume quotas for crude oil and refined products according to the overall supply and demand for crude oil and refined products in China as well as the World Trade Organization requirements for China;

•

issuing import and export licenses for crude oil and refined products to oil and gas companies that have obtained import and export quotas; and

•

examining and approving production sharing contracts and Sino-foreign equity and cooperative joint venture contracts.

•

The National Development and Reform Commission, which was established in March 2003 to consolidate the authorities and functions of the former State Development Planning Commission and the former State Economic and Trade Commission. Its responsibilities include:

•

wielding industry administration and policy coordination authority over China’s oil and gas industry;

•

determining mandatory minimum volumes and applicable prices of natural gas to be supplied to certain fertilizer producers;

•

publishing guidance prices for natural gas and retail median guidance prices for certain refined products, including gasoline and diesel;

•

approving significant petroleum, natural gas, oil refinery and chemical projects set forth under the Catalogues of Investment Projects Approved by the Central Government; and

•

approving Sino-foreign equity and cooperative projects exceeding certain capital amounts.

Environmental Matters

China has adopted extensive environmental laws and regulations that affect the operation of its oil and gas industry. There are national and local standards applicable to emissions control, discharges to surface and subsurface water, and the generation, handling, storage, transportation, treatment and disposal of waste materials.

The environmental regulations require a company to register or file an environmental impact report with the relevant environmental bureau for approval before it undertakes any construction of a new production facility or any major expansion or renovation of an existing production facility. A new, expanded or renovated facility will not be permitted to operate unless the relevant environmental bureau has inspected it and is satisfied that all necessary equipment has been installed as required by applicable environmental protection requirements. A company that wishes to discharge pollutants, whether it is in the form of emission, water or materials, must submit a pollutant discharge declaration statement detailing the amount, type, location and method of treatment. After reviewing the pollutant discharge declaration, the relevant environmental bureau will determine the amount of discharge allowable under the law and will issue a pollutant discharge license for that amount of discharge subject to the payment of discharge fees. If a company discharges more than is permitted in the pollutant discharge license, the relevant environmental bureau can fine the company up to several times the discharge fees payable by the offending company for its allowable discharge, or require that the offending company cease operations until the problem is remediated.

Compliance and enforcement of environmental laws and regulations may cause the Company to incur significant expenditures and require resources which it may not have.  The Company cannot currently predict the extent of future capital expenditures, if any, required for compliance with environmental laws and regulations, which may include expenditures for environmental control facilities.

Long-Lived Assets

The Company’s long-lived assets (other than financial instruments) by geographic area were as follows;

As of December 31,	2007	2006

Property plant and equipment net
United States	$33,960	$16,634
China	251,067	191,877
Total	$285,027	$208,511

Employees and Contractors

The Company currently has 11 full-time employees and 8 part-time contractors/employees employed as follows:

	Employees	Part-Time Contractors/ Employees
Administration	9	2
Research and Development/Technical Support	2	6

ITEM 1A.  RISK FACTORS

The Company’s operations and its securities are subject to a number of risks, including those described below. If any of the following risks actually occur, the business, financial condition or operating results of the Company and the trading price or value of its securities could be materially adversely affected.

Risk Related to the Company’s Business

The Company’s limited operating history makes it difficult to predict future results and raises substantial doubt as to its ability to successfully develop profitable business operations.

The Company’s limited operating history makes it difficult to evaluate its current business and prospects or to accurately predict its future revenue or results of operations, and raises substantial doubt as to our ability to successfully develop profitable business operations. The Company’s revenue and income potential are unproven. As a result of our early stage of development, and to keep up with the frequent changes in the energy industry, it is necessary for us to analyze and revise our business strategy on an ongoing basis. Companies in early stages of development, particularly companies in new and rapidly evolving energy industry segments, are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

The Company’s ability to diversify risks by participating in multiple projects and joint ventures depends upon its ability to raise capital and the availability of suitable prospects, and any failure to raise needed capital and secure suitable projects would negatively affect the Company’s ability to operate.

The Company’s business strategy includes spreading the risk of oil and natural gas exploration, development and drilling, and ownership of interests in oil and natural gas properties, by participating in multiple projects and joint ventures, in particular with major Chinese government-owned oil and gas companies as joint venture partners. If the Company is unable to secure sufficient attractive projects as a result of its inability to raise sufficient capital or otherwise, the average quality of the projects and joint venture opportunities may decline and the risk of the Company’s overall operations could increase.

The loss of key employees could adversely affect the Company’s ability to operate.

The Company believes that its success depends on the continued service of its key employees, as well as the Company’s ability to hire additional key employees, when and as needed. Each of Frank C. Ingriselli, the Company’s President and Chief Executive Officer, and Stephen F. Groth, its Vice President and Chief Financial Officer, has the right to terminate his employment at any time without penalty under his employment agreement. The unexpected loss of the services of either Mr. Ingriselli, Mr. Groth, or any other key employee, or the Company’s failure to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on the Company’s ability to execute its business plan and therefore, on its economic condition and results of operations.

The Company may not be able to raise the additional capital necessary to execute its business strategy, which could result in the curtailment or cessation of the Company’s operations.

The Company will need to raise substantial additional funds to fully fund its existing operations and potentially consummate the purchase of the participating interests from ChevronTexaco, and for development, production, trading and expansion of its business. On December 31, 2007, the Company had positive working capital of approximately $13.3 million (including $2.2 million in cash and cash equivalents and $11.2 million of short-term investments). The Company has no current arrangements with respect to sources of additional financing and the needed additional financing may not be available on commercially reasonable terms, on a timely basis or at all. The inability to obtain additional financing, when needed, would have a negative effect on the Company, including possibly requiring it to curtail or cease operations. If any future financing involves the sale of the Company’s equity securities, the shares of common stock held by its stockholders could be substantially diluted. If the Company borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

Insufficient funds will prevent the Company from implementing its business plan and will require it to delay, scale back, or eliminate certain of its programs or to license to third parties rights to commercialize rights in fields that it would otherwise seek to develop itself.

Failure by the Company to generate sufficient cash flow from operations could eventually result in the cessation of the Company’s operations and require the Company to seek outside financing or discontinue operations.

The Company’s business activities require substantial capital from outside sources as well as from internally-generated sources. The Company’s ability to finance a portion of its working capital and capital expenditure requirements with cash flow from operations will be subject to a number of variables, such as:

•

the level of production of existing wells;

•

prices of oil and natural gas;

•

the success and timing of development of proved undeveloped reserves;

•

cost overruns;

•

remedial work to improve a well’s producing capability;

•

direct costs and general and administrative expenses of operations;

•

reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells;

•

indemnification obligations of the Company for losses or liabilities incurred in connection with the Company’s activities; and

•

general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control.

The Company might not generate or sustain cash flow at sufficient levels to finance its business activities. If the Company’s revenues were to decrease due to lower oil and natural gas prices, decreased production or other factors, and if it were unable to obtain capital through reasonable financing arrangements, such as a credit line, or otherwise, its ability to execute its business plan would be limited and it could be required to discontinue operations.

The Company’s failure to capitalize on its two existing definitive production agreements and/or consummate the transactions contemplated by the Chevron Agreements and/or enter into additional agreements would likely result in its inability to generate sufficient revenues and continue operations.

The Company’s only definitive production contracts that have been secured to date are the Contract for Cooperation and Joint Development with CHIFENG. covering an oil field in Inner Mongolia and a Production Sharing Contract with CUCBM related to coalbed methane production. The Company has also entered into four asset transfer agreements with ChevronTexaco, the consummation of which remains dependent upon a number of closing conditions, many of which are beyond the Company’s control. The Company has not entered into definitive agreements with respect to any other ventures that it is currently pursuing, and the Company’s ability to secure one or more of these additional ventures is subject to, among other things, (i) the amount of capital the Company raises in the future; (ii) the availability of land for exploration and development in the geographical regions in which the Company’s business is focused; (iii) the nature and number of competitive offers for the same projects on which the Company is bidding; and (iv) approval by government and industry officials. The Company may not be successful in executing definitive agreements in connection with any other ventures, or otherwise be able to secure any additional ventures it pursues in the future. Failure of the Company to capitalize on its two existing contracts and/or to secure one or more additional business opportunities would have a material adverse effect on the Company’s business and results of operations, and would, in all likelihood, result in the cessation of the Company’s business operations.

The Company’s oil and gas operations will involve many operating risks that can cause substantial losses.

The Company expects to produce, transport and market potentially toxic materials, and purchase, handle and dispose of other potentially toxic materials in the course of its business. The Company’s operations will produce byproducts, which may be considered pollutants. Any of these activities could result in liability, either as a result of an accidental, unlawful discharge or as a result of new findings on the effects the Company’s operations on human health or the environment. Additionally, the Company’s oil and gas operations may also involve one or more of the following risks:

•

fires;

•

explosions;

•

blow-outs;

•

uncontrollable flows of oil, gas, formation water, or drilling fluids;

•

natural disasters;

•

pipe or cement failures;

•

casing collapses;

•

embedded oilfield drilling and service tools;

•

abnormally pressured formations;

•

damages caused by vandalism and terrorist acts; and

•

environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

In the event that any of the foregoing events occur, the Company could incur substantial losses as a result of (i) injury or loss of life; (ii) severe damage or destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) investigatory and clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of its operations; or (vii) repairs to resume operations. If the Company experiences any of these problems, its ability to conduct operations could be adversely affected. Additionally, offshore operations are subject to a variety of operating risks, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production.

The Company is a development-stage company and expects to continue to incur losses for a significant period of time.

The Company is a recently formed development-stage company with minimal revenues to date. As of December 31, 2007, the Company had an accumulated deficit of approximately $3.5 million. The Company expects to continue to incur significant expenses relating to its identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained but prior to the generation of significant revenue. Energy ventures, such as oil well drilling projects, generally require significant periods of time before they produce resources and in turn generate profits. The Company may not achieve or sustain profitability on a quarterly or annual basis, or at all.

The Company will be dependent upon others for the storage and transportation of oil and gas, which could significantly reduce its profitability.

The Company does not own storage or transportation facilities and, therefore, will depend upon third parties to store and transport all of its oil and gas resources. The Company will likely be subject to price changes and termination provisions in any contracts it may enter into with these third-party service providers. The Company may not be able to identify such third-parties for any particular project. Even if such sources are initially identified, the Company may not be able to identify alternative storage and transportation providers in the event of contract price increases or termination. In the event the Company is unable to find acceptable third-party service providers, it would be required to contract for its own storage facilities and employees to transport the Company’s resources. The Company may not have sufficient capital available to assume these obligations, and its inability to do so could result in the cessation of its business.

The Company may not be able to manage its  anticipated growth, which could result in the disruption of the Company’s operations and prevent the Company from generating meaningful revenue.

Subject to its receipt of additional capital, the Company plans to significantly expand operations to accommodate additional development projects and other opportunities. This expansion will likely strain our management, operations, systems and financial resources. To manage its recent growth and any future growth of its operations and personnel, the Company must improve and effectively utilize its existing operational, management and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among its technical, finance, development and production staffs. The Company will need to hire additional personnel in all areas during 2008. In addition, the Company may also need to increase the capacity of its software, hardware and telecommunications systems on short notice, and will need to manage an increasing number of complex relationships with strategic partners and other third parties. The failure to manage this growth could disrupt the Company’s operations and ultimately prevent the Company from generating meaningful revenue.

An interruption in the supply of materials, resources and services the Company plans to obtain from third party sources could cause a decline in revenue.

Once it has identified, financed, and acquired projects, the Company will need to obtain other materials, resources and services, including, but not limited to, specialized chemicals and specialty muds and drilling fluids, pipe, drill-string, geological and geophysical mapping and interruption services. There may be only a limited number of manufacturers and suppliers of these materials, resources and services. These manufacturers and suppliers may experience difficulty in supplying such materials, resources and services to the Company sufficient to meet its needs or may terminate or fail to renew contracts for supplying these materials, resources or services on terms the Company finds acceptable including, without limitation, acceptable pricing terms. Any significant interruption in the supply of any of these materials, resources or services, or significant increases in the amounts the Company is required to pay for these materials, resources or services, could result in a reduction in the Company’s profitability, or the cessation of its operations, if it is unable to replace any material sources in a reasonable period of time.

The Company does not plan to carry insurance policies in China and will be at risk of incurring personal injury claims for its employees and subcontractors, and incurring loss of business due to theft, accidents or natural disasters.

The Company does not carry, and does not plan to carry, any policies of insurance to cover any type of risk to its business in China, including, without limitation, the risks discussed above. In the event that the Company were to incur substantial liabilities with respect to one or more incidents, this could adversely affect its operations and it may not have the necessary capital to pay its portion of such costs and maintain business operations.

Compliance with Section 404 of the Sarbanes-Oxley Act on a timely basis may strain the Company’s limited financial and management resources, negatively affect its operating results, and cause the Company to fail to meet its reporting obligations.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008 (unless such date is extended by the SEC). In addition, commencing with our annual report for the fiscal year ending December 31, 2008 (unless such date is extended by the SEC) our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

The Company has developed and is implementing a Section 404 plan, and has retained outside consultants to assist in this effort.  The Company’s internal staff has been trained.  The Company’s auditors have conferred with the Company’s outside consultants and discussed their requirements.  As stated in the Company’s Section 302 certifications required under the Sarbanes-Oxley Act, the officers of the Company are aware of the requirement for internal controls and believe that the internal controls the Company has in place are effective.   The Company will continue to endeavor to improve its control environment as it adds staff and grows the Company, and the Company is confident of its ability to meet the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis.

However, the Company may need to hire and/or engage additional personnel and incur incremental costs in order to complete and manage the work required by Section 404 of the Sarbanes-Oxley Act. The Company may not be able to completely implement its Section 404 plan on a timely basis. Additionally, upon completion of the implementation of its Section 404 plan, the Company may not be able to conclude that its internal controls are effective, or in the event that the Company concludes that its internal controls are effective, the Company’s independent accountants may disagree with the Company’s assessment and may issue a report that is qualified. The financial and management resources required to implement and comply with Section 404 of the Sarbanes-Oxley Act, and any failure to implement required new or improved controls or difficulties encountered in their management and implementation, could negatively affect the Company’s operating results or cause the Company to fail to meet its reporting obligations.

The Company is exposed to concentration of credit risk, which may result in losses in the future.

The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments and long-term advances.  As the Company chooses to maximize investment of its U.S. cash into higher yield investments rather than keeping the amounts in bank accounts, there is a high concentration of credit risk on remaining cash balances which are located principally in China. At December 31, 2007, 90% ($1,406,357) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, the Company’s cash equivalents were invested in two money market funds, of which 54% ($348,561) was in a single fund; 18% ($2,000,000) and 15% ($1,650,000) of the Company’s U.S. short-term investments were invested in securities of two individual Moody’s Aaa-rated issuers.  At December 31, 2006, 96% ($1,651,703) of the Company’s cash was on deposit in China at the Bank of China.  Also at that date, 50% ($700,000) and 25% ($350,000) of the Company’s short-term investments were invested in securities of two individual issuers, respectively.  At December 31, 2007 and December 31, 2006, 100% of the Company’s long-term advances ($534,530 in 2007, $410,452 in 2006) were receivable from a single borrower. No losses have occurred on the above items.

Risks Related to the Company’s Industry

The Company may not be successful in finding petroleum resources or developing resources, and if it fails to do so, the Company will likely cease operations.

The Company will be operating primarily in the petroleum extractive business; therefore, if it is not successful in finding crude oil and natural gas sources with good prospects for future production, and exploiting such sources, its business will not be profitable and it may be forced to terminate its operations. Exploring and exploiting oil and gas or other sources of energy entails significant risks, which risks can only be partially mitigated by technology and experienced personnel. The Company or any ventures it acquires or participates in may not be successful in finding petroleum or other energy sources; or, if it is successful in doing so, the Company may not be successful in developing such resources and producing quantities that will be sufficient to permit the Company to conduct profitable operations. The Company’s future success will depend in large part on the success of its drilling programs and creating and maintaining an inventory of projects. Creating and maintaining an inventory of projects depends on many factors, including, among other things, obtaining rights to explore, develop and produce hydrocarbons in promising areas, drilling success, ability to bring long lead-time, capital intensive projects to completion on budget and schedule, and efficient and profitable operation of mature properties. The Company’s inability to successfully identify and exploit crude oil and natural gas sources would have a material adverse effect on its business and results of operations and would, in all likelihood, result in the cessation of its business operations.

In addition to the numerous operating risks described in more detail in this report, exploring and exploitation of energy sources involve the risk that no commercially productive oil or gas reservoirs will be discovered or, if discovered, that the cost or timing of drilling, completing and producing wells will not result in profitable operations. The Company’s drilling operations may be curtailed, delayed or abandoned as a result of a variety of factors, including:

•

adverse weather conditions;

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

inability to comply with governmental requirements;

•

shortages or delays in the availability of drilling rigs and the delivery of equipment; and

•

shortages or unavailability of qualified labor to complete the drilling programs according to the business plan schedule.

The energy market in which the Company plans to operate is highly competitive and the Company may not be able to compete successfully against its current and future competitors, which could seriously harm the Company’s business.

Competition in the oil and gas industry is intense, particularly with respect to access to drilling rigs and other services, the acquisition of properties and the hiring and retention of technical personnel. The Company expects competition in the market to remain intense because of the increasing global demand for energy, and that competition will increase significantly as new companies enter the market and current competitors continue to seek new sources of energy and leverage existing sources. Recently, higher commodity prices and stiff competition for acquisitions has significantly increased the cost of available properties. Many of the Company’s competitors, including large oil companies, have an established presence in Asia and the Pacific Rim countries and have longer operating histories, significantly greater financial, technical, marketing, development, extraction and other resources and greater name recognition than the Company does. As a result, they may be able to respond more quickly to new or emerging technologies, changes in regulations affecting the industry, newly discovered resources and exploration opportunities, as well as to large swings in oil and natural gas prices. In addition, increased competition could result in lower energy prices, and reduced margins and loss of market share, any of which could harm the Company’s business. Furthermore, increased competition may harm the Company’s ability to secure ventures on terms favorable to it and may lead to higher costs and reduced profitability, which may seriously harm its business.

The Company’s business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile energy prices, which volatility could adversely affect its ability to operate profitably.

Our business depends on the level of activity in the oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic and weather-related factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including:

•

the domestic and foreign supply of oil and natural gas;

•

the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain production levels and pricing;

•

the price and availability of alternative fuels;

•

weather conditions;

•

the level of consumer demand;

•

global economic conditions;

•

political conditions in oil and gas producing regions; and

•

government regulations.

Within the past 12 months, light crude oil futures have ranged from approximately $50 per barrel to over $100  per barrel, and may continue to fluctuate significantly in the future. With respect to ventures in China, the prices the Company will receive for oil and gas, in connection with any of its production ventures, will likely be regulated and set by the government. As a result, these prices may be well below the market price established in world markets. Therefore, the Company may be subject to arbitrary changes in prices that may adversely affect its ability to operate profitably.

If the Company does not hedge its exposure to reductions in oil and gas prices, it may be subject to the risk of significant reductions in prices; alternatively, use by the Company of oil and gas price hedging contracts could limit future revenues from price increases.

To date, the Company has not entered into any hedging transactions but may do so in the future.  In the event that the Company chooses not to hedge its exposure to reductions in oil and gas prices by purchasing futures and by using other hedging strategies, it could be subject to significant reduction in prices which could have a material negative impact on its profitability. Alternatively, the Company may elect to use hedging transactions with respect to a portion of its oil and gas production to achieve more predictable cash flow and to reduce its exposure to price fluctuations. The use of hedging transactions could limit future revenues from price increases and could also expose the Company to adverse changes in basis risk, the relationship between the price of the specific oil or gas being hedged and the price of the commodity underlying the futures contracts or other instruments used in the hedging transaction. Hedging transactions also involve the risk that the counterparty does not satisfy its obligations.

The Company may be required to take non-cash asset write-downs if oil and natural gas prices decline, which could have a negative impact on the Company’s earnings.

Under accounting rules, the Company may be required to write down the carrying value of oil and natural gas properties if oil and natural gas prices decline or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standard FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their fair value, would have a negative impact on the Company’s earnings, which could be material.

Risks Related to Chinese and Other International Operations

The Company’s Chinese and other international operations will subject it to certain risks inherent in conducting business operations in China and other foreign countries, including political instability and foreign government regulation, which could significantly impact the Company’s ability to operate in such countries and impact the Company’s results of operations.

The Company conducts substantially all of its business in China.  The Company’s Chinese operations and anticipated operations in other foreign countries are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

•

foreign laws and regulations that may be materially different from those of the United States;

•

changes in applicable laws and regulations;

•

challenges to, or failure of, title;

•

labor and political unrest;

•

foreign currency fluctuations;

•

changes in foreign economic and political conditions;

•

export and import restrictions;

•

tariffs, customs, duties and other trade barriers;

•

difficulties in staffing and managing foreign operations;

•

longer time periods in collecting revenues;

•

difficulties in collecting accounts receivable and enforcing agreements;

•

possible loss of properties due to nationalization or expropriation; and

•

limitations on repatriation of income or capital.

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies in energy producing businesses and the facilities used by these businesses, which could adversely affect the Company’s ownership interests in then existing ventures. The Company’s ownership structure may not be adequate to accomplish the Company’s business objectives in China or in any other foreign jurisdiction where the Company may operate. Foreign governments also may impose additional taxes and/or royalties on our business, which would adversely affect the Company’s profitability. In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the Company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and the Company or other governments may adversely affect its operations. These developments may, at times, significantly affect the Company’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

Compliance and enforcement of environmental laws and regulations may cause the Company to incur significant expenditures and require resources, which it may not have.

Extensive national, regional and local environmental laws and regulations in China and other Pacific Rim countries are expected to have a significant impact on the Company’s operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, which provide for user fees, penalties and other liabilities for the violation of these standards. As new environmental laws and regulations are enacted and existing laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance with applicable local laws in the future could require significant expenditures, which may adversely effect the Company’s operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on the Company’s projected growth, which could in turn decrease its projected revenues or increase its cost of doing business.

A foreign government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of the Company’s investment in that country.

The Company’s business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China or in any other foreign jurisdiction in which it operates. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity, foreign investment and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to the Company’s detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s business. Nationalization or expropriation could even result in the loss of all or substantially all of the Company’s assets and in the total loss of your investment in the Company.

Because the Company plans to conduct substantially all of its business in China, fluctuations in exchange rates and restrictions on currency conversions could adversely affect the Company’s results of operations and financial condition.

The Company expects that it will conduct substantially all of its business in China, and its financial performance and condition will be measured in terms of the Chinese currency Renminbi, or “RMB.” It is difficult to assess whether a devaluation or revaluation (upwards valuation) of the RMB against the U.S. dollar would have an adverse effect on the Company’s financial performance and asset values when measured in terms of U.S. dollars. An increase in the RMB would raise the Company’s costs incurred in RMB; however, it is not clear whether the underlying cause of the revaluation would also cause an increase in the Company’s price received for oil or gas which would have the opposite effect of increasing our margins and improving our financial performance.

The Company’s financial condition could also be adversely affected as a result of its inability to obtain the governmental approvals necessary for the conversion of RMB into U.S. dollars in certain transactions of capital, such as direct capital investments in Chinese companies by foreign investors.

Currently, there are few means and/or financial tools available in the open market for the Company to hedge its exchange risk against any possible revaluation or devaluation of RMB. Because the Company does not currently intend to engage in hedging activities to protect against foreign currency risks, future movements in the exchange rate of the RMB could have an adverse effect on its results of operations and financial condition.

If relations between the United States and China were to deteriorate, investors might be unwilling to hold or buy the Company’s stock and its stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political, economic and security issues. Additional controversies may arise in the future between these two countries. Any political or trade controversies between these two countries, whether or not directly related to our business, could adversely effect the market price of the Company’s Common Stock.

If the United States imposes trade sanctions on China due to its current currency policies, the Company’s operations could be materially and adversely affected.

Over the past few years, China has “pegged” its currency to the United States dollar. This means that each unit of Chinese currency has had a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like many other countries’ currencies. This policy has been under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. Congress has been considering the enactment of legislation, with the view of imposing new tariffs on Chinese imports. Following increasing pressure for China to change its currency policies, in 2005, the People’s Bank of China announced its decision to strengthen the exchange rate of the Chinese currency to the U.S. dollar, revaluing the Chinese currency by 2.1% and to introduce a “managed floating exchange rate regime.” Since that time, the exchange rate of the Chinese currency has been allowed to float against a basket of currencies.

It is difficult to anticipate the reaction of the United States Congress to this reform. If Congress deems that China is still gaining a trade advantage from its exchange currency policy, and an additional tariff is imposed, it is possible that China-based companies will no longer maintain significant price advantages over U.S. and other foreign companies on their goods and services, and that the rapid growth of China’s economy would slow as a result. If the United States or other countries enact laws to penalize China for its currency policies, the Company’s business could be materially and adversely affected.

A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact the Company’s ability to do business and to enforce the agreements to which it is a party.

The Company anticipates that it will be entering into numerous agreements governed by Chinese law. The Company’s business would be materially and adversely affected if these agreements were not enforced. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The government’s experience in implementing, interpreting and enforcing certain recently enacted laws and regulations is limited, and the Company’s ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to the Company.

The Company’s stockholders may not be able to enforce United States civil liabilities claims.

Many of the Company’s assets are expected to be located outside the United States and held through one or more wholly-owned subsidiaries incorporated under the laws of foreign jurisdictions, including Hong Kong and China. The Company’s operations are expected to be conducted in China and other Pacific Rim countries. In addition, some of the Company’s directors and officers, including directors and officers of its subsidiaries, may be residents of countries other than the United States. All or a substantial portion of the assets of these persons may be located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China and other Pacific Rim countries would recognize or enforce judgments of United States courts obtained against the Company or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against the Company or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to the Company’s Stock

The market price of the Company’s stock may be adversely affected by a number of factors related to the Company’s performance, the performance of other energy-related companies and the stock market in general.

The market prices of securities of energy companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies.

Factors that may contribute to the volatility of the trading price of our Common Stock include, among others:

•

the Company’s quarterly results of operations;

•

the variance between the Company’s actual quarterly results of operations and predictions by stock analysts;

•

financial predictions and recommendations by stock analysts concerning energy companies and companies competing in the Company’s market in general, and concerning the Company in particular;

•

public announcements of regulatory changes or new ventures relating to the Company’s business, new products or services by the Company or its competitors, or acquisitions, joint ventures or strategic alliances by the Company or its competitors;

•

public reports concerning the Company’s services or those of its competitors;

•

the operating and stock price performance of other companies that investors or stock analysts may deem comparable to the Company;

•

large purchases or sales of the Company’s Common Stock;

•

investor perception of the Company’s business prospects or the oil and gas industry in general; and

•

general economic and financial conditions.

In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of energy-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of the Common Stock, regardless of the Company’s results of operations.

The limited market for the Company’s Common Stock may adversely affect trading prices or the ability of a shareholder to sell our shares in the public market at or near ask prices or at all if a shareholder needs to liquidate its shares.

The Company’s Common Stock is quoted on the Pink Sheets and there is a very limited market for the Common Stock that may not be maintained or broadened. The market price for shares of the Company’s Common Stock has been, and is expected to continue to be, very volatile.  Numerous factors beyond the Company’s control may have a significant effect on the market price for shares of the Company’s Common Stock, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  Even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, investors may not be able to sell their shares at or near ask prices or at all if investors need money or otherwise desire to liquidate their shares.

If the Company’s Common Stock continues trading exclusively on the so-called “Pink Sheets,” it may be more difficult to effect transactions in the Company’s Common Stock than if it were traded on the Over-the-Counter Bulletin Board or a securities exchange such as the AMEX.

The Company’s Common Stock is currently trading exclusively on the so-called “Pink Sheets.” The Company may not become eligible for listing on an exchange, such as the AMEX, or for trading on the OTC, in the near future, or ever. Failure to have the Company’s Common Stock traded on the OTC or be listed on an exchange such as the AMEX would result in a continued limited trading market for the Company’s Common Stock and difficulty in effecting transactions in the Company’s Common Stock.

Substantial sales of the Company’s Common Stock could cause the Company’s stock price to fall.

As of March 4, 2008, the Company had outstanding 39,931,109 shares of Common Stock, substantially all of which were “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”)). Substantially all of these restricted securities are eligible for sale under Rule 144 at various times commencing on or about August 18, 2008. The Company has entered into registration rights agreements with shareholders covering 23,708,952 of such restricted securities. These registration rights agreements provide that if the Company either (x) becomes a publicly reporting company under the Exchange Act (for avoidance of doubt, a Pink Sheet listed company does not qualify as a publicly reporting company under the Exchange Act for these purposes) and successfully lists its shares for trading on a national securities exchange (the “Listing Date”), or (y) completes an initial public offering of its securities pursuant to a registration statement under the Securities Act prior to May 7, 2008 (the “IPO Date”), then the Company shall be required to use commercially reasonable efforts to prepare and file a registration statement under the Securities Act covering the resale of all the Registrable Securities (as defined in the registration rights agreements) within 60 days following the Listing Date or the IPO Date, as applicable, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 210 days after the Listing Date or the IPO Date, as applicable. In addition, the registration rights agreements entitle the holders to demand two registrations of their securities after the Company has effected a registered public offering of its Common Stock and unlimited number of piggy-back registrations. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company’s ability to raise capital through the sale of its equity securities.

The Company’s issuance of Preferred Stock could adversely affect the value of the Company’s Common Stock.

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 50 million shares of Preferred Stock, which shares constitute what is commonly referred to as “blank check” Preferred Stock. Approximately 26 million shares of Preferred Stock are currently available for issuance. This Preferred Stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of Preferred Stock, designated by resolution of the Board of Directors, stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to Common Stock, including conversion price; and (vi) voting rights. The designation of such shares could be dilutive of the interest of the holders of our Common Stock. The ability to issue such Preferred Stock could also give the Company’s Board of Directors the ability to hinder or discourage any attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise.

The Common Stock may be deemed “penny stock” and therefore subject to special requirements that could make the trading of the Company’s Common Stock difficult.

The Company’s Common Stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Common Stock to resell their shares to third parties or to otherwise dispose of them.

The Company’s executive officers, directors and major stockholders hold a substantial amount of the Company’s Common Stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 4, 2008, the executive officers, directors and holders of 5% or more of the outstanding Common Stock together beneficially owned approximately 43.7% of the outstanding Common Stock. These stockholders, if they were to act together, would likely be able to significantly influence all matters requiring approval by stockholders, including the election of Directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Part I, Item 1, Description of  Business, contains a description of properties other than office facilities and is incorporated herein by reference.

The Company has two primary leased office facilities, one located in Hartsdale, New York (the “Hartsdale Facility”), and the other located in Beijing, China (the “Beijing Facility”). The Hartsdale Facility is 1,378 rentable square feet and consists of office space. The Hartsdale Facility is occupied under a lease that commenced on December 1, 2006 and ends on November 30, 2008. Our rental expense for this facility is $3,215.33 per month for the first year and $3,343.92 per month for the second year, in addition to a 5.5% proportionate share of operating expenses of the property. The Beijing Facility is approximately 1,900 square feet and consists of office space. The Beijing Facility is occupied under a tenancy agreement that commences on August 16, 2007 and ends on August 15, 2009. Our combined rental and management expense for this facility is currently $4,820 per month. The Company believes that its facilities have the capacity to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the “Quarterly Information and Stock Market Data” portion of “Part II, Item 8. Financial Statements and Supplementary Data” is incorporated herein by reference.

Recent Sales of Unregistered Securities

The Board of Directors of the Company granted options to purchase an aggregate of 180,000 shares of Common Stock and issued 175,400 shares of restricted Common Stock under the Company’s 2007 Stock Plan by Action By Unanimous Written Consent of the Board of Directors effective as of December 17, 2007 to certain employees, consultants, officers and directors of the Company, including options to purchase 80,000 shares of Common Stock to Frank C. Ingriselli, options to purchase 40,000 shares of Common Stock to Stephen F. Groth, options to purchase 15,000 shares of Common Stock to Jamie Tseng, options to purchase 10,000 shares of Common Stock to Richard Grigg, options to purchase 10,000 shares of Common Stock to George Unser, options to purchase 10,000 shares of Common Stock to Clark Moore, options to purchase 10,000 shares of Common Stock to Sean Huang, and options to purchase 5,000 shares of Common Stock to Douglas E. Hoffmann, and the issuance of 50,000 shares of restricted Common Stock to Frank C. Ingriselli, 15,000 shares of restricted Common Stock to Stephen F. Groth, 100,000 shares of restricted Common Stock to Richard Grigg, 400 shares of restricted Common Stock to Louis Ruggio, and 10,000 shares of restricted Common Stock to Elizabeth P. Smith.  The options had an exercise price of $6.00 per share, and the shares had a fair market value per share of $6.00 on the date of grant.

No underwriters were involved in any of the transactions described above.  All of the securities issued in the foregoing transactions were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  We did not engage in any form of general solicitation or general advertising in connection with any of such transactions.  Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and, as described above, all investors that were not accredited investors were provided with information regarding the Company a reasonable time prior to their purchase of our securities.  All of the above investors represented to us that they were acquiring such securities for their own account and not for distribution.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the year ended December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The following data, insofar as they relate to the period from the Company’s inception (August 25, 2005) through December 31, 2005, and each of the years ended December 31, 2006 and 2007, have been derived primarily from audited consolidated financial statements of the Company and should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included in this report.

Selected Financial Data	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from inception (August 25, 2005) through December 31, 2005	For the period from inception (August 25, 2005) through December 31, 2007

Net Loss	$(2,383,684)	$(1,086,387)	$(51,344)	$(3,521,415)

Net Loss per share of common stock-basic and diluted	$(0.08)	$(0.10)	$(0.03)

Cash Used in Operating Activities	$2,060,887	$814,024	$10,071	$2,884,982

Capital Expenditures	$81,180	$207,833	$-	$289,013

	As of December 31,
	2007	2006	2005
Selected Balance Sheet Data

Working Capital	$13,316,694	$3,110,818	$(39,344)

Property, Plant and Equipment-Net	$285,027	$208,511	$-

Total Assets	$17,456,927	$3,929,321	$101,929

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Pacific Asia Petroleum, Inc., a Delaware corporation, and its current and former subsidiaries, Inner Mongolia Production Company LLC (“IMPCO”), merged into Pacific Asia Petroleum, Inc. in December 2007, Advanced Drilling Services, LLC (“ADS”), merged into Pacific Asia Petroleum, Inc. in December 2007, Sunrise Energy Asia LLC, Inner Mongolia Production Co (HK) Limited and Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”). References to “PAP” refer to Pacific Asia Petroleum, Inc. prior to the Mergers of IMPCO and ADS into wholly-owned subsidiaries thereof, effective May 7, 2007.

As discussed in Note 1 and Note 2 of the consolidated financial statements, historical financial results presented herein are the results of IMPCO from inception on August 25, 2005 to May 6, 2007 and the consolidated entity Pacific Asia Petroleum, Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as Pacific Asia Petroleum, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” included in this Annual Report.  The identification in this Annual Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Our Business

The Company is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate.

Members of the Company’s senior management team have experience in the fields of international business development, and finance, petroleum engineering, geology, field development and production, and operations. Several members of the Company’s management team have held management and executive positions with Texaco Inc. and have managed energy projects in China, elsewhere in Asia and in other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering and sales in China’s energy sector.

Pacific Asia Petroleum, Inc. is the successor company from a reverse merger involving the former Pacific East Advisors, Inc. and other entities on May 7, 2007. The Company was originally incorporated in Delaware on December 12, 1979 as Gemini Marketing Associates Inc.

Effective May 7, 2007, IMPCO and ADS merged (the “Mergers”) with and into wholly-owned subsidiaries of PAP pursuant to (i) an Agreement and Plan of Merger and Reorganization (the “ADS Merger Agreement”) with DrillCo Acquisition, LLC (“ADS Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of PAP, and ADS, and (ii) an Agreement and Plan of Merger and Reorganization (the “IMPCO Merger Agreement,” and together with the ADS Merger Agreement, the “Merger Agreements”) with IMPCO Acquisition, LLC (“IMPCO Merger Sub”), a New York limited liability company and a wholly-owned subsidiary of PAP, and IMPCO. Under applicable accounting standards, IMPCO was defined as the acquiring company. Accordingly, the reportable results of operations for the Company through the Merger date of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through

December 31, 2007 are $3,521,415. Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses. From inception through December 31, 2007, we did not generate revenues from operations.

The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. These operations consist of the drilling of oil wells in recently discovered fields in Inner Mongolia, China, and exploration and development operations with respect to CBM and tight gas sand opportunities in the Shanxi Province of China. We consider the Company to be a single line of business.

In the fourth quarter of 2006, pursuant to a joint development contract with CHIFENG, a company incorporated in Inner Mongolia, China, the Company drilled its first oil well in Inner Mongolia. This well was producing during part of 2007 under an exploration and development license issued by the relevant Chinese authorities. However, no revenue or related depletion expense have been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained. A comprehensive long-term production license has been applied for by CHIFENG, and the Company has been informed by CHIFENG that it expects the license to be issued in 2008. If this license is not issued, opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk. CHIFENG has accounted for our share of the production revenue in the form of a credit which will be allocated to the Company retroactively when and if the production license is issued. Operations from the well were suspended in 2007, and it is planned to resume operations when and if the production license is received. To date, the total production from the well has been approximately 400 tons of crude oil (all of which has been sold), and total producing revenues credited to the Company (after costs and royalties) were approximately $135,000.

The Company believes that CBM is a focus area of the Chinese Government and an area in which China encourages foreign investment. To assist in its efforts, the Company has retained several CBM consultants who assisted in the development and operation of several other CBM ventures in China with the international energy industry.

In September 2007, the Company entered into the Chevron Agreements with ChevronTexaco for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to certain income and expense adjustments prior to closing. The Company has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce. The Company will be required to raise additional capital to consummate the purchase of the ChevronTexaco participating interests as contemplated pursuant to the Chevron Agreements, which the Company may not be able to accomplish on terms satisfactory to the Company, when required pursuant to the Chevron Agreements, or at all.

In November 2007, the Company entered into an Option Deed with SG&E, a party that in October 2007 waived its pre-emptive rights to acquire a portion of ChevronTexaco’s participating interests being offered to the Company under the Chevron Agreements.  Pursuant to the SG&E Option Deed, the Company granted to SG&E an option exercisable through November 5, 2008, to purchase from the Company a 20% interest in the Company’s 50% participating interest (if acquired) in three of the four production sharing contracts (“Optioned Resources”) covered by the Chevron Agreements at an exercise price equal to the aggregate of (i) 20% of the purchase price to be paid by the Company to ChevronTexaco with respect to the Optioned Resources pursuant to the Chevron Agreements, (ii) 20% of the Company’s interest costs in financing the acquisition of the Optioned Resources from ChevronTexaco, and (iii) 20% of all geological, geophysical, operational and other costs paid or payable by the Company or the Operator (as defined in the applicable production sharing contracts), or to ChevronTexaco by way of reimbursement for such costs, for the period from July 1, 2007 to the date of completion of the sale and purchase of the option interest by SG&E. Pursuant to the SG&E Option Deed, the Company agreed to indemnify, defend and hold harmless SG&E against losses resulting from any obligations, acts and omissions of the Company in relation to the SG&E Option Deed.

On October 26, 2007, PAPL, a wholly-owned subsidiary of the Company, entered into a PSC with CUCBM for the exploitation of CBM resources in the Zijinshan block, which is located in the Shanxi Province in China. The PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (provided that PAPL does not elect to terminate the PSC). During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC. The PSC has a term of thirty (30) years. The PSC is subject to approval by the Ministry of Commerce of China. Pursuant to the PSC, all CBM resources (including all other related hydrocarbon resources) produced from the Zijinshan block is to be shared as follows: (i) 80% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 80% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China.

To date, although the Company has not yet generated any operating revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements as well as possible acquisition and development activities. In order to fully implement its business strategy, including the consummation of the asset transfers contemplated pursuant to the Chevron Agreements, the Company will need to raise significant additional capital. In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to revise its business plan and possibly cease operations completely.

You should read the information in this Item 7 together with our consolidated financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending December 31, 2008 (the “Next Year”). During the Next Year, the Company plans to focus its efforts on drilling activities under its agreement with CHIFENG, commencing operations in an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”), and consummating the purchase of the ChevronTexaco participating CBM interests pursuant to the Chevron Agreements, as well as developing additional enhanced oil production opportunities in China. In addition to these opportunities, the Company plans to continue to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and trading. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

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

•

Actively managing our assets and ongoing operations while attempting to limit capital exposure;

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

As of December 31, 2007 the Company had net working capital of $13,316,694 and cash, cash equivalents and short-term investments of $13,408,969. The Company also has deposited $3,050,000 with Chevron in consideration of the Chevron Agreements in October 2007. For the year ended December 31, 2007 the Company incurred a net loss of $2,383,684. As a result of our operating losses from our inception through December 31, 2007, we generated a cash flow deficit of $2,884,982 from operating activities during this period. Cash flows used in investing activities were $14,640,043 during the period from inception (August 25, 2005) through December 31, 2007, comprised of the purchase of $11,200,000 of marketable securities and the acquisition of $283,985 of property and equipment and an increase of $3,156,058 in deferred charges. We met our cash requirements during this period through net proceeds of $19,701,605 from the private placement of restricted equity securities.

As of December 31, 2007, the Company has both short-term (within the next 12 months) and medium-term (between the next 12 and 24 months) development commitments, including short-term commitments of approximately $2.5 million to fund drilling activities under our agreement with CHIFENG, and approximately $1.0 million to fund operations under our agreement with CUCBM, and medium-term commitments of approximately $5.0 million to fund drilling activities under our agreement with CHIFENG, and approximately $1.0 million to fund operations under our agreement with CUCBM. In the event the conditions precedent to the closing of the Chevron Agreements are satisfied thereunder, the Company will be required to raise additional capital to fund the approximately $61 million for the unpaid base purchase price and other costs detailed in Part I, Item 1, “Description of Business,” as well as additional capital to fund ongoing operational expenses related to the participating interests purchased from ChevronTexaco.

Net cash used in operating activities was $2,060,887 in 2007 compared to $814,024 in 2006 and $10,071 in 2005 from date of inception.  The increases in 2007 versus 2006 and in 2006 versus 2005 were principally due to increases in expenses paid, most of which were also incurred in the same respective years.  The cash effects of net changes in current assets and liabilities were not a significant factor in either comparative period.

Net cash used in investing activities was $13,040,176 in 2007 compared to $1,599,867 in 2006 and none in 2005 from date of inception.  The net increase in 2007 versus 2006 was principally due to an increase of  $8,400,000 in net purchases of available for sale short-term securities and an increase in deferred charges of $3,156,058 from deposits and other costs related to pending asset purchases under the Chevron Agreements.  This was partially offset by a decrease in additions to property, plant and equipment in 2007 versus 2006.

Net cash provided by financing activities was $15,421,002 in 2007 compared to $4,162,526 in 2006 and $112,000 in 2005 from date of inception.  The net increase in 2007 versus 2006 was principally due to the issuance of equity financing in connection with the Merger of May 7, 2007, which was significantly larger than the equity financing issued in 2006 as IMPCO. Also affecting the increase in 2007 versus 2006 was a decrease in notes payable repaid and an increase in net cash flow from minority interest investment and advances activity.  The net increase in 2006 versus 2005 was principally due to higher amounts of equity financing issued in 2006 versus 2005, offset by repayment of a 2005 note payable in 2006.

Based on development expenditures included above (excluding the closing of the Chevron Agreements) of $9.5 million in total over 24 months, there would be $3.8 million available to fund expenses at $2.4 million per year for 1.6 years.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, closing of the Chevron Agreements and purchase of the ChevronTexaco participating interests, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through December 31, 2007, virtually all of our financing has been raised through private placements of equity instruments.  The Company at December 31, 2007 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on December 31, 2007, we can sustain operations at the present “burn rate” for more than one year. We will need additional equity or debt financing to expand our operations through 2008 and we may need additional financing thereafter.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during the Next Year or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

Employees

As of December 31, 2007, we had 11 full time employees and 8 part-time employees/contractors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. During the Next Year, the Company plans to hire additional senior management employees in the areas of corporate development, petroleum engineering, geology and geophysical sciences and accounting, as well as additional technical, operations, and administrative staff as required for its expansion efforts, and to maintain focus on its then existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming initiation of additional projects, the Company currently plans to increase staffing to over twenty people during the Next Year, although such hiring may not occur or may be inadequate to execute the Company’s growth plans. As we continue to expand, we will incur additional cost for personnel.

Results of Operations

The Company is in the development stage and to date has not generated any significant revenues. During the fiscal year 2006, the Company focused its efforts on developing onshore development and production opportunities in China as a means of generating cash flow. Accordingly, the Company signed a contract for the development of the Shaogen Contract Area in August of 2006 with CHIFENG. The Company commenced operations, and made expenditures under that contract in October of 2006. A comprehensive, long-term production license has been applied for by CHIFENG and the Company has been informed by CHIFENG that it expects the license to be issued in 2008. If this license is not issued, the opportunities to drill production wells under the contract will be at risk. If the license is issued, the Company expects to spend $2.5 million in 2008 in connection with drilling activities under the contract.

In November 2006 the Company signed an Agreement for Joint Cooperation with the CUCBM covering the CUCBM Contract Area. This was converted to a PSC on October 26, 2007. This is an opportunity to explore for and develop CBM resources (including all other related hydrocarbon resources). Expenditures for this project to date have been minimal, but are expected to be approximately $1.0 million in 2008.

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

The Company is also actively pursuing other development opportunities for which no definitive agreements are in place.

In the year ended also December 31, 2007, the Company generated $12,289 in miscellaneous revenues from services. These revenues, which have been recorded as “Other Income”, were from a single consulting engagement and are not at this point expected to be repeated as the Company is not in the consulting business and has increasing demands placed on its staff in developing its own business enterprise. Even though the Company has earned these nominal revenues, it still considers itself a development stage enterprise as it has been since its inception on August 25, 2005.

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

As a result of limited capital resources and no revenues from operations from the date of IMPCO’s inception on August 25, 2005, the Company has relied on the issuance of equity securities as a means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with non-employees if it is in the best interest of the Company and in accordance with applicable federal and state securities laws. In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate employees and non-employees partially with equity compensation for services during the Next Year. This policy may have a material effect on the Company’s results of operations during the Next Year.

Revenues

We have generated no revenues from operations since IMPCO’s inception on August 25, 2005. We hope to begin generating revenues from operations in 2008 from actual operations as the Company transitions from a development stage company to that of an active growth stage company.

 Expenses

	Year ended December 31,
Description	2007	2006	2005

Salaries	$898,875	$62,300	$-
Consulting	803,485	770,633	33,675
Legal and professional fees	300,228	25,051	937
Stock-based compensation	195,442	29,065	-
Accounting and audit fees	135,305	30,624	-
Travel	194,071	138,354	16,661
All other operating expenses	454,841	130,986	71
Total Operating Expenses	$2,982,247	$1,187,013	$51,344

The increase each year in operating expenses reflects the increase in financing-related activities, the expenses associated with the Mergers and increased efforts in identifying potential oil and gas opportunities. The Company was formed on August 25, 2005, and therefore expenses for 2005 represent only four months of operations. The major components of expense differences are as follows:

•

Salaries: The increase in 2007 over 2006 resulted from the increase in employees from two at the end of 2006 to nine (including the officers) at the end of 2007 and the change of two Company officers from consultants in 2006 to salaried employees in late 2006 and early 2007. In 2005, there were no employees and the officers were paid as consultants.

•

Consulting: The increase in 2007 over 2006 of $32,852 was due to an increase of $146,732 in non-cash fees paid as equity, principally from increased activity involving potential oil and gas opportunities; partially offset by a decrease of $113,880 in cash fees primarily due to change of two Company officers from consultants to salaried employees in late 2006 and early 2007.  The increase in 2006 over 2005 of $736,958 was due to $188,580 in non-cash fees paid as equity in 2006 not present in 2005, and an increase of $548,378 in cash fees paid principally to officers because 2005 included only four months activity.

•

Legal and professional fees: The increase in 2007 over 2006 was largely due to the legal requirements to complete the Mergers, preparation of government filings and the general increase in the Company’s activities. These expenses increased in 2006 from 2005 principally due to oil and gas opportunity search and structuring in 2006 versus only four months of start-up activities in 2005.

•

Stock-based compensation: The increase in 2007 over 2006 was due to additional awards in 2007 and a full year’s expense for 2006 awards in 2007 versus three months expense in 2006. The expense in 2006 versus none in 2005 was due to no awards existing in 2005.

•

Accounting and audit fees: The increase in 2007 over 2006 was due to the increased requirements for SEC filings subsequent to the Merger in May 2007. The audit expenses in 2006 versus none in 2005 were because the first audit (year 2005) occurred in 2006.

•

Travel: The increase in 2007 over 2006 was due to increased travel to China by the Company’s officers and technical staff to review potential oil and gas opportunities as well as establishing a permanent Company office in Beijing in August 2007. The increase in 2006 from 2005 was due to increased level of business activity in 2006, and 2005 included only four months of expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Company’s significant contractual obligations:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$130,777	$94,626	$36,152	$-	$-

Total	$130,777	$94,626	$36,152	$-	$-

Critical Accounting Policies and Estimates

The discussion and analysis of our plan and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results and timing may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies.

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

The Company at present reports no proved oil and gas reserves as we are a development stage company.  Management, in making investment decisions regarding the acquisition and development of oil and gas properties, performs economic and technical evaluations including assessment of commerciality based upon estimates and assumptions that it believes are reasonable.  In order to recognize new proved reserves, the positive technical assessment of producibility, our financial capability for development, and management commitment for capital expenditures must be demonstrated to ensure that the reserves will be developed and are producible under existing economic and operating conditions.

Successful Efforts Method

We use the successful efforts method of accounting for our oil and gas activities. Under this method, costs of drilling successful wells are capitalized. Costs of drilling exploratory wells not placed into production are charged to expense. Geological and geophysical costs are charged to expense as incurred.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are expected to be a significant component of our calculation of future depreciation and depletion expense related to oil and gas properties and equipment, and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense.

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

Consolidation

The financial statements include Pacific Asia Petroleum, Inc. (successor company to IMPCO) and its majority owned direct and indirect subsidiaries in the respective periods.  Periods prior to the Merger date of May 7, 2007 included in the 2007 and prior year financial statements include only the results of IMPCO and IMPCO’s subsidiaries.

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

Revenue Recognition

We will recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. As of December 31, 2007, we did not have recordable sales. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production will be defined in sales contracts.

Short-term Investments

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Debt and equity securities are classified into one of three categories: held-to maturity, available-for-sale, or trading.  Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity.  Trading securities are defined as those bought and held principally for the purpose of selling them in the near term.  All other securities are classified as available-for-sale.  Declines in the fair value of held-to-maturity and available-for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  The Company’s short-term investments are classified as available-for-sale.

Foreign Currency Translation

The Company uses both the U.S. dollar and local currency as functional currencies based upon the principal currency of operation of each subsidiary. The functional currency for operations in China (other than Hong Kong) is the local currency.  The Company at present expects that the future revenues from its operations in China will be in local currency.  Balance sheet translation effects from translating local functional currency into U.S. dollars (the reporting currency) are recorded directly to other comprehensive income in accordance with SFAS No.130,  “Reporting Comprehensive Income”.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”.  The Company made no stock-based compensation grants before year 2006, and therefore the transition provisions of SFAS No. 123 (R) pertaining to pre-2006 grants do not apply.  The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model.  Compensation expense for stock options and restricted stock awards is recorded over the vesting periods on a straight line basis for each award group. Compensation paid in stock fully vested at award date is valued at fair value at that date and charged to expense at that time.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 5 to the consolidated financial statements in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. dollar, the Company conducts its business in Chinese RMB and therefore is subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. The Company does not expect to generate meaningful revenue from activities in China prior to 2009. Prior to July 2005, the exchange rate between the U.S. dollar and the Chinese yuan (the principal unit of the RMB) was fixed, and, consequently, there were no fluctuations in the value of goods and services we purchased in China because of currency exchange.

The Company currently holds a note for $534,530, which is denominated and receivable in RMB.  The note is held by Inner Mongolia Production Co. (HK) Ltd. which recognizes appreciation and depreciation of the RMB note.  In 2007 the Company  recognized $33,476 in currency gains on the notes.  This represented a 7% gain on the average balance of the note.  The RMB also appreciated by approximately 7%.  A 20% appreciation of the RMB would result in a gain of approximately $117,000.  A 20% decline of the RMB would result in a loss of approximately $116,000.

In July 2005, the Chinese government began to permit the Chinese yuan to float against the U.S. dollar. All of our costs to operate our Chinese office and operations are paid in Chinese yuan. Our exploration costs in China may be incurred under contracts denominated in Chinese yuan or U.S. dollars. To date the Company has not engaged in hedging activities to hedge our foreign currency exposure. In the future, the Company may enter into hedging instruments to manage its foreign currency exchange risk or continue to be subject to exchange rate risk.

See Note 6 to the financial statements in “Part II, Item 8. Financial Statements and Supplemental Data” for information regarding our financial instruments.  At December 31, 2007 and 2006 the Company had no investments in financial instruments subject to interest rate risk affecting fair value. Changes in interest rates on these variable rate securities will result in less interest income if interest rates decline, but no loss of principal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following index lists the financial statements of Pacific Asia Petroleum, Inc. that are included in this report:

Page
Report of Independent Registered Public Accounting Firm	40
Financial Statements:
Consolidated Balance Sheets –
December 31, 2007 and 2006	41
Consolidated Statements of Operations –
For Years Ended December 31, 2007 and 2006, the period from inception (August 25, 2005) through December 31, 2005 and the period from inception (August 25, 2005) through December 31, 2007	42
Consolidated Statement of Stockholders’ Equity (Deficiency) –
For the period from inception (August 25, 2005) through December 31, 2007	43
Consolidated Statement of Cash Flows –
For Years Ended December 31, 2007 and 2006, the period from inception (August 25, 2005) through December 31, 2005 and the period from inception (August 25, 2005) through December 31, 2007	44
Notes to Consolidated Financial Statements	45

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Pacific Asia Petroleum, Inc.

Hartsdale, NY

              We have audited the accompanying consolidated balance sheets of Pacific Asia Petroleum, Inc. and its subsidiaries (the “Company”) (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of losses, stockholders’ equity and cash flows for the  years ended December 31, 2007 and 2006 and the periods August 25, 2005 (date of inception) through December 31, 2005 and August 25, 2005 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Asia Petroleum, Inc. and its subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the periods August 25, 2005 (date of inception) through December 31, 2005 and August 25, 2005 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
New York, New York

February 29, 2008

AUDITED FINANCIAL STATEMENTS		Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

As of December 31,	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,208,969	$1,867,374
Short-term investments (note 6)	11,200,000	1,400,000
Prepaid expenses	46,247	31,486
Deposits	22,954	11,498
Advances	2,758	-
Total current assets	13,480,928	3,310,358
Non-current assets
Property, plant and equipment - at cost (note 7) (net of reserve for depreciation: 2007- $20,779; 2006- $1,740)	285,027	208,511
Intangible assets (note 7)	384	-
Long-term advances	534,530	410,452
Deferred charges	3,156,058	-
Total Assets	$17,456,927	$3,929,321
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,739	$103,391
Income taxes payable	38,791	-
Accrued and other liabilities	122,704	96,149
Total current liabilities	164,234	199,540
Minority interest in subsidiaries	395,094	358,190
Stockholders' equity
Common stock:
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding - 39,931,109 as of December 31, 2007; 5,304,000 as of December 31, 2006	39,931	5,304
Preferred stock:

Authorized - 50,000,000 shares at $.001 par value;  Issued - 23,708,952 as of December 31, 2007;  9,991,223 as of December 31, 2006 (Excess of preference in liquidation over par value at December 31, 2006 - $12,479,038)

Outstanding - none as of December 31, 2007; 9,991,223 as of December 31,2006	-	9,991
Paid-in capital	20,251,022	4,474,799
Other comprehensive income - currency translation adjustment	128,061	19,228
Deficit accumulated during the development stage	(3,521,415)	(1,137,731)
Total stockholders' equity	16,897,599	3,371,591
Total Liabilities and Stockholders' Equity	$17,456,927	$3,929,321

The accompanying notes to the consolidated financial statements are an integral part of this statement

AUDITED FINANCIAL STATEMENTS		Pacific Asia Petroleum, Inc. and Subsidiaries
		(A Development Stage Company)
Consolidated Statements of Operations		For the years ended December 31, 2007 and 2006 and for the period from inception (August 25, 2005) to December 31, 2005 and for the period from inception (August 25, 2005) to December 31, 2007

	2007	2006	For the period from inception (August 25, 2005) through December 31, 2005	For the period from inception (August 25, 2005) through December 31, 2007
Operating Expenses
Depreciation	$18,850	$1,740	$-	$20,590
All other operating expenses	2,963,397	1,185,273	51,344	4,200,014
Operating Loss	(2,982,247)	(1,187,013)	(51,344)	(4,220,604)
Other Income (Expense)
Interest income	618,089	99,406	-	717,495
Other income	12,937	-	-	12,937
Other expense	(714)	-	-	(714)
Total other income	630,312	99,406	-	729,718
Net loss before minority interest	(2,351,935)	(1,087,607)	(51,344)	(3,490,886)
Minority interest	7,077	1,220	-	8,297
Net loss before income tax expense	(2,344,858)	(1,086,387)	(51,344)	(3,482,589)
Income tax expense	(38,826)	-	-	(38,826)
Net Loss	$(2,383,684)	$(1,086,387)	$(51,344)	$(3,521,415)
Net Loss per share of common stock-basic and diluted	$(0.08)	$(0.10)	$(0.03)
Weighted average number of shares outstanding	31,564,121	11,248,938	1,630,675

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS					Pacific Asia Petroleum, Inc. and Subsidiaries
					(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)					For the period from inception (August 25, 2005) to December 31, 2007

	No. of
	Common			No. of			Other	Deficit
	Shares			Preferred			Comprehensive	Accumulated	Total
	$.001			Shares			Income -	During the	Stockholders'
	par	Common	Subscriptions	$.001	Preferred	Paid-in	Currency	Development	Equity
	value	Stock	Receivable	par value	Stock	Capital	Translation	Stage	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	4,223,424
Amortization of options fair value	-	-	-	-	-	29,065	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,086,387)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	3,371,591
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	335,312
Shares retained by Pacific Asia Petroleum original stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-
Issued for services compensation cost of stock options and restricted stock	-	-	-	-	-	195,442	-	-	195,442
Currency translation	-	-	-	-	-	-	108,833	-	108,833
Net loss	-	-	-	-	-	-	-	(2,383,684)	(2,383,684)
Balance - December 31, 2007	39,931,109	$39,931	$-	-	$-	$20,251,022	$128,061	$(3,521,415)	$16,897,599

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS		Pacific Asia Petroleum, Inc. and Subsidiaries
		(A Development Stage Company)
Consolidated Statements of Cash Flows		For the years ended December 31, 2007 and 2006 and for the period from inception (August 25, 2005) to December 31, 2005 and for the period from inception (August 25, 2005) to December 31, 2007

	2007	2006	For the period from inception (August 25, 2005) through December 31, 2005	For the period from inception (August 25, 2005) through December 31, 2007
Cash flows from operating activities
Net loss	$(2,383,684)	$(1,086,387)	$(51,344)	$(3,521,415)
Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	(90,602)	(9,945)	-	(100,547)
Currency transaction loss	43,444	-	-	43,444
Stock and options compensation expense	530,754	226,670	-	757,424
Minority interest in net loss	(7,077)	(1,220)	-	(8,297)
Depreciation expense	18,850	1,740	-	20,590
Changes in current assets and current liabilities:
(Increase) in advances	(2,758)	-	-	(2,758)
(Increase) in deposits	(11,456)	(11,498)	-	(22,954)
(Increase) in prepaid expenses	(14,761)	(31,486)	-	(46,247)
Increase (decrease) in accounts payable	(55,638)	43,226	-	(12,412)
Increase (decrease) in income tax and accrued liabilities	(87,959)	54,876	41,273	8,190
Net cash used in operating activities	(2,060,887)	(814,024)	(10,071)	(2,884,982)
Cash flows from investing activities
Net purchases of available for sale short-term securities	(9,800,000)	(1,400,000)	-	(11,200,000)
Increase in deferred charges	(3,156,058)	-	-	(3,156,058)
Additions to property, plant and equipment	(84,118)	(199,867)	-	(283,985)
Net cash used in investing activities	(13,040,176)	(1,599,867)	-	(14,640,043)
Cash flows from financing activities
Payment and proceeds of notes payable	(5,000)	(100,000)	100,000	(5,000)
Increase in minority interest investment	40,020	359,410	-	399,430
Increase in long-term advances to minority shareholder	-	(400,507)	-	(400,507)
Decrease in subscriptions receivable	-	28,000	-	28,000
Issuance of common stock net of issuance costs	15,385,982	4,275,623	12,000	19,673,605
Net cash provided by financing activities	15,421,002	4,162,526	112,000	19,695,528

Effect of exchange rate changes on cash	21,656	16,810	-	38,466

Net increase in cash and cash equivalents	341,595	1,765,445	101,929	2,208,969
Cash and cash equivalents at beginning of period	1,867,374	101,929	-	-
Cash and cash equivalents at end of period	$2,208,969	$1,867,374	$101,929	$2,208,969
Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-	$-
Income taxes paid	$35	$-	$-	$35
Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$335,312	$197,605	$-	$532,917
Issuance costs paid as warrants issued	$868,238	$61,239	$-	$929,477
Increase in fixed assets accrued in liabilities	$4,537	$7,966	$-	$4,537
Increase in issuance costs accrued in liabilities	$-	$52,199	$-	$-

The accompanying notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. --- DESCRIPTION OF BUSINESS

Pacific Asia Petroleum, Inc. (the “Company”) is the successor company from a reverse merger involving the former Pacific East Advisors, Inc. and other entities on May 7, 2007.  The details of this merger are discussed in Note 2. – Merger and Recapitalization.

The Company’s activities commenced in 2005 through Inner Mongolia Production Company, LLC (“IMPCO”), formed as a limited liability company under New York State law on August 25, 2005.  The Company’s business plan is to engage in the business of oil and gas exploration, development and production in Asia and the Pacific Rim countries.

The Company is pursuing an oil development opportunity in Inner Mongolia.

In 2006 a subsidiary of the Company entered into a joint development contract with Chifeng Zhongtong Oil and Natural Gas Co., Ltd., (“Chifeng”), a company incorporated in Inner Mongolia, China.  In the fourth quarter of 2006, the first well was drilled under this contract.  This well was producing in 2007 under an exploration and development license issued by the relevant Chinese authorities. However, no revenue or related depletion expense have been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained which is expected to be issued in 2008.

The Company has entered into a production sharing contract to explore for coalbed methane resources in China.

 In November 2006, the Company entered into an Agreement for Joint Cooperation (the “Cooperation Agreement”), with China United Coalbed Methane Co. (“CUCBM”), with respect to coalbed methane (“CBM”) production covering an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”). On October 26, 2007 Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned subsidiary of the Company, entered into a production sharing contract (“PSC”) with CUCBM covering the CUCBM Contract Area.  During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC.  The PSC has a term of 30 years.  The PSC is subject to approval by the Ministry of Commerce of China.

The Company has agreed to purchase exploration, development and production opportunities involving coalbed methane and tight gas sand areas in The People’s Republic of China.

In September 2007, the Company entered into four asset transfer agreements (the “Chevron Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests is $61,000,000, subject to certain income and expense adjustments prior to closing. The Company has paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which is refundable if the Chevron Agreements are terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources, and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce.

In November 2007, the Company entered into an Option Deed (the “SG&E Option Deed”) with Sino Gas & Energy Limited (“SG&E”), a party that in October 2007 waived its pre-emptive rights to acquire a portion of ChevronTexaco’s participating interests being offered to the Company under the Chevron Agreements.  Pursuant to the SG&E Option Deed, the Company granted to SG&E an option exercisable through November 5, 2008 to purchase from the Company a 20% interest in the Company’s 50% participating interest in three of the four production sharing contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  --- MERGER AND RECAPITALIZATION

On May 7, 2007, Pacific East Advisors, Inc. (“PEA”), a publicly traded company,  merged with Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services LLC (“ADS”) via merger subsidiaries of PEA created for this transaction.  The transaction has been accounted for as a reverse merger, with IMPCO being the acquiring company on the basis that IMPCO’s senior management became the entire senior management of the merged entity and there was a change of control of PEA. In accordance with SFAS No. 141, “Accounting for Business Combinations,” IMPCO was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of IMPCO’s capital structure.

PEA changed its name to Pacific Asia Petroleum, Inc. (the “Company”) as of the merger date and continued the business of IMPCO under the new name following the merger. The Company did not recognize goodwill in connection with the transaction. From August 8, 2001 when PEA emerged from bankruptcy until the date of the transaction, PEA was an inactive corporation with no significant assets and liabilities.

In connection with the merger, PEA issued 5,904,032 shares of Common Stock to holders of IMPCO Class A Units, 10,108,952 shares of Series A Convertible Preferred Stock to holders of IMPCO Class B Units, 9,850,000 shares of Common Stock to holders of ADS Class A Interests, and 13,600,000 shares of Series A Convertible Preferred Stock to holders of ADS Class B Interests in return for all the equity units of those entities.  The Series A Convertible Preferred Stock was automatically converted into Common Shares on June 5, 2007 on a 1 to 1 basis.  When issued, the Series A Convertible Preferred Stock was entitled to receive dividends when, as and if declared by the Board of Directors at the dividend rate (8%) in preference and priority to any declaration or payment of any distribution on Common Stock in such calendar year.  The right to receive dividends was not cumulative and no right to such dividends accrued. The shares of Common Stock outstanding for the Company at September 30, 2007 were 39,931,109 including shares held by existing owners prior to the merger.  The value of the stock that was issued to IMPCO’s equity holders was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

See also Note 9. – Related Party Transactions, regarding offering costs and merger-related expenses paid to related parties.

NOTE 3. --- BASIS OF PRESENTATION

The Company’s financial statements are prepared on a consolidated basis.  All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements include Pacific Asia Petroleum, Inc. (successor company to IMPCO) and its majority-owned direct and indirect subsidiaries in the respective periods. Net income for 2007 excludes the results of PEA and ADS prior to May 7, 2007.  For year 2006 prior data, the financial statements include only IMPCO and its subsidiaries Inner Mongolia Production Company (HK) Limited (100% owned) and Inner Mongolia Sunrise Petroleum JV Company (97% owned).

The Company’s financial statements are prepared under U.S. Generally Accepted Accounting Principles as a development stage company.  Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year with respect to common stock, preferred stock and paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  --- LIQUIDITY AND CAPITAL RESOURCES

During the period from its inception (August 25, 2005) to December 31, 2006, the Company was able to fund its expenses through member equity contributions and member loans.  In 2006 the Company sold equity units in the private market in exchange for consideration totaling $4,561,000, and received $28,000 from collection of subscriptions on equity units subscribed for in 2005.  Proceeds from the equity offering were used to repay $240,000 of notes payable ($100,000 with an officer) outstanding from loans incurred in late 2005 and the first quarter of 2006.

In May 2007, immediately prior to the merger, ADS issued equity units for cash of $17,000,000, of which net proceeds were $15,497,773 after offering costs. The proceeds were invested in temporary investments and were available for operations of the Company after the merger date.

To date the Company has incurred expenses and sustained losses and has not generated any revenue from operations. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company will require significant financing in excess of its December 31, 2007 available cash, cash equivalents and short-term investments in order to achieve its business plan. It is not certain that this amount of financing will be successfully obtained.

NOTE 5. --- SIGNIFICANT ACCOUNTING POLICIES

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

The securities held as of the date of the financial statements are temporary investments of funds available for operations in marketable securities with maturities in excess of three months but having variable interest rates, thus no principal risk due to interest rate fluctuations.  The Company invests in financial instruments having interest rate reset periods of either seven days or 28 days.  If the Company decides not to accept a reset of the rate, the bond or preferred stock investment is readily marketable for sale at original purchase cost of par value.  These investments are classified as available-for-sale and are carried at fair value.  Fair value excluding accrued interest is equivalent to cost.

Inventories – The Company had no inventories at the balance sheet dates, and has not decided the inventory accounting method to be utilized should inventories occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reserves for Uncollectible Advances and Loans – The Company reviews its advances and loans receivable for possible impairment and records reserves for possible losses on amounts believed to be uncollectible. As of December 31, 2007 and 2006 no reserves were deemed necessary.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets in property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Review for impairment of long-lived assets occurs whenever changes in circumstances indicate that the carrying amount of assets in property, plant and equipment may not be fully recoverable.  An impairment loss is recognized for assets to be held and used when the estimated undiscounted future cash flows expected to result from the asset including ultimate disposition are less than its carrying amount.   Impairment is measured by the excess of carrying amount over the fair value of the assets. As of December 31, 2007 and  2006 no impairment adjustments were required.

Asset Retirement Obligations – The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” as amended by FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Company at December 31, 2007 and 2006 had no long-lived assets subject to asset retirement obligations.  The nature or amount of any asset retirement obligations which the Company may become subject to from its future operations is not determinable at this time.

Revenues – The Company presently has no direct sales revenues from customers. The Company records revenues for which it deems that collection is reasonably assured and the earnings process is complete, which is generally when crude oil and natural gas quantities are delivered to or collected by the respective purchaser.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production will be defined in sales contracts.

Income Taxes – Commencing May 7, 2007, the Company is subject to taxation as a corporation but is in an operating loss position for U.S. income tax purposes. Therefore, the Company does not accrue U.S. current income taxes. Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. For dates prior to May 7, 2007, the Company was an LLC pass-through entity treated similar to a partnership for income tax purposes in the United States, and therefore did not accrue or pay income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no stock based compensation grants made before year 2006. Accordingly, the provisions of SFAS No.123(R) pertaining to pre-2006 grants do not apply.   The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.  Compensation paid in restricted stock is valued at fair value at the award date and is charged to expense over the vesting period.

Net Income (Loss) Per Common Share –The Company computes earnings per share under SFAS No. 128, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options, unvested restricted stock,  and warrants (calculated using the treasury stock method).

New Accounting Pronouncements – As of the balance sheet date, there were no new accounting pronouncements not yet adopted that are expected to materially affect the Company in the foreseeable future.  However, the following pronouncements may have some effect on the Company.

SFAS No. 157, “Fair Value Measurements”—The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. No new fair value measurements are required in connection with existing standards. The effective date is for fiscal years beginning after November 15, 2007.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—The statement permits the voluntary measurement of certain financial instruments and certain other items at fair value.  The effective date is for reporting periods beginning after November 15, 2007.

SFAS No. 141(R), “Business Combinations” — This statement includes a number of changes in the accounting and disclosure requirements for new business combinations occurring after its effective date.  The changes in accounting requirements include: acquisition costs will be expensed as incurred; noncontrolling (minority) interests will be valued at fair value; acquired contingent liabilities will be recorded at fair value; acquired research and development costs will be recorded at fair value as an intangible asset with indefinite life; restructuring costs will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and changes in income tax uncertainties after the acquisition date will generally affect income tax expense.  The statement is effective for new business combinations occurring on or after the first reporting period beginning on or after December 15, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements:  An Amendment of ARB No. 51” —  This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary.  Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability.  In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008, but upon adoption will require restatement of prior periods to the revised bases of balance sheet and net income presentation.

NOTE 6. --- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Fair Value of Financial Instruments – The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, deposits, long-term advances, accounts payable, accrued expenses, and notes payable, approximate fair value at December 31, 2007 and December 31, 2006. The aggregate fair value of securities classified as available for sale was $11,200,000 at December 31, 2007 and $1,400,000 at December 31, 2006.

Concentration of Credit Risk – The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments and long-term advances.  As the Company chooses to maximize investment of its U.S. cash into higher yield investments rather than keeping the amounts in bank accounts, there is a high concentration of credit risk on remaining cash balances which are located principally in China. At December 31, 2007, 90% ($1,406,357) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, the Company’s cash equivalents were invested in two money market funds, of which 54% ($348,561) was in a single fund; 18% ($2,000,000) and 15% ($1,650,000) of the Company’s U.S. short-term investments were invested in securities of two individual Moody’s Aaa-rated issuers.  At December 31, 2006, 96% ($1,651,703) of the Company’s cash was on deposit in China at the Bank of China.  Also at that date, 50% ($700,000) and 25% ($350,000) of the Company’s short-term investments were invested in securities of two individual issuers, respectively.

At December 31, 2007 and December 31, 2006, 100% of the Company’s long-term advances ($534,530 in 2007, $410,452 in 2006) were receivable from a single borrower.  IMPCO HK has advanced $400,507 to Beijing Jinrun Hongda Technology Co., Ltd. (“BJHTC”), which then invested that amount in IMPCO Sunrise. The notes are repayable in Renminbi (Chinese currency)(“RMB”) also referred to as the yuan.  As of December 31, 2007 IMPCO HK had accrued $100,547 in interest and $33,476 in currency gains on the notes, so that the total owed was $534,530.   BJHTC is obligated to apply any remittances received from IMPCO Sunrise directly to IMPCO HK. IMPCO Sunrise is authorized to pay these remittances directly to IMPCO HK on BJHTC’s behalf, until the debt is satisfied.  The interest rate on the note is 20% compounded daily.  The note matures November 14, 2011 (the “Maturity Date”).

Notwithstanding the other provision of the promissory notes described above, BJHTC shall be only responsible to make payments under the notes for the share of profits it receives from IMPCO Sunrise.

No losses have occurred on the above items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. --- PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment by type of property were as follows at December 31, 2007 and December 31, 2006:

December 31, 2007	Gross	Accumulated Depreciation	Net
Oil and gas wells	$205,084	$-	$205,084
Office and computer equipment	64,324	13,720	50,604
Leasehold improvements	36,398	7,059	29,339
Total	$305,806	$20,779	$285,027
December 31, 2006
Oil and gas wells	$191,877	$-	$191,877
Computer equipment	18,374	1,740	16,634
Total	$210,251	$1,740	$208,511

Depreciation expense for the years ended December 31, 2007 and 2006 respectively was $18,850 and $1,740.

No interest expense has been capitalized through December 31, 2007.

Intangible Assets represent rights acquired by Advanced Drilling Services LLC (“ADS”) which was formed in the State of Delaware on March 9, 2005, and was a development stage company with few tangible assets and no operating history. In November 2006, ADS acquired all of the outstanding membership interests in Sunrise Energy Asia LLC (“ADS Sunrise”), a limited liability company formed in Delaware in October 2006 that also had no operating history but was a party to a number of agreements, including (i) an agreement providing ADS Sunrise with certain rights related to China’s Mudanjiang Energy Development Project, and (ii) an agreement granting ADS Sunrise an economic interest in a possible joint venture for bus manufacturing in Tianjin, China involving the import of advanced hydraulic hybrid energy technology for the production of buses in Tianjin, which agreements have been assumed by the Company.  This acquisition was valued at a nominal amount and resulted in issuance of member units recorded at $384. The Company has retained this valuation applied to the intangible assets acquired in the absence of a better estimate. ADS was merged with PEA on May 7, 2007.

See Note 2. – Merger and Recapitalization.

NOTE 8. --- INCOME TAXES

Income tax expense was as follows for the respective periods:

	2007	2006	8/25/05 through 12/31/05
Current:
U.S. Federal	$19,085	$-	$-
State	19,741	-	-
Total	$38,826	$-	$-

The Company has not provided for United States income taxes and foreign withholding taxes, if any, on $119,994 of undistributed earnings from its Hong Kong subsidiary that is classified as indefinitely invested outside the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the expected statutory Federal income tax provision to the actual income tax expense for the respective periods:

	2007	2006	8/25/05 through 12/31/05
Net (loss) before income tax expense	$(2,344,858)	$(1,086,387)	$(51,344)
Expected income tax provision at statutory rate of 35%, assuming U.S. Federal filing as a corporation	$(820,700)	$(380,235)	$(17,970)
Increase (decrease) due to:
Foreign-incorporated subsidiaries	40,011	11,886	-
U.S. Federal filing as a partnership during LLC periods	315,254	368,349	17,970
State income tax	19,741	-	-
Net losses not realizable currently for U.S. tax purposes	465,435	-	-
Penalties	19,085	-	-
Total income tax expense	$38,826	$-	$-

The Company records interest and penalties related to income taxes as income tax expense.

The Company records zero net deferred income tax assets and liabilities on the balance sheet on the basis that its overall net deferred income tax asset position is required to be fully offset by a valuation allowance due to its net losses since inception for both book basis and tax basis. No deferred income tax calculations are currently required for operations in China based on the application of local tax law prior to profitable operations.

Deferred income tax assets by category are as follows as of December 31:

	2007	2006
Tax basis operating loss carryovers	$444,756	$-
Stock compensation	24,156	-
	468,912	-
Valuation allowance	(468,912)	-
Net deferred income tax asset	$-	$-

The Company’s tax basis loss carryover at December 31, 2007 was $1,275,669, expiring in 2027.

NOTE 9. --- RELATED PARTY TRANSACTIONS

Consulting Agreements and Employment Contracts

Effective December 15, 2005 the Company entered into two-year consulting agreements with three key personnel who were also IMPCO members (shareholders of the Company following the mergers). The agreements provided for the performance of specified services by the personnel in return for a fixed rate per month. The agreements were subject to termination by either party on 90 days notice. If the agreement is terminated by the Company, the consultant was entitled to receive the balance of payments that would have been payable through the original term. The Company’s commitments under these contracts were $33,350 per month, which increased to $34,350 per month in July 2006. In September 2006, new executive employment agreements were entered into between the Company and two IMPCO members to replace two of the three existing consulting agreements.  The agreements have no expiration date, and either party may terminate at will. The minimum commitment under these contracts is a total of $618,000 per year.   In the event of termination by the Company other than for cause or disability, multi-year severance payments are required. However, the operable effective date for the compensation rates under these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements was delayed subject to the Company achieving certain financial benchmarks.  Therefore, payments continued under the existing consulting agreements through March 31, 2007.  The new agreements became fully effective at the contracted rates on April 1, 2007.

Management Service Contracts

In connection with the merger on May 7, 2007, the Company assumed an Advisory Agreement, dated December 1, 2006, by and between ADS and Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until May 7, 2010.  The Company has been receiving services from CMCP under this agreement since the merger.   Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors.  During 2007, the Company paid $114,000 in fees under this contract, including an amount due for 2006.

Merger-Related Transactions

In connection with the merger on May 7, 2007, the Company assumed the obligation of ADS to pay Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Mr. Laird Cagan (a director and significant shareholder of the Company) serves as a registered representative and Managing Director, $1,195,430 in placement fees and expense reimbursements relative to the previous securities offering of ADS. This amount has been paid.

Immediately prior to the merger, ADS issued to its placement agents 1,860,001 warrants to purchase Class B membership units of ADS. Included were (i) warrants to purchase 3,825 Class B membership units of ADS issued to Michael McTeigue, an executive officer of ADS, (ii) warrants to purchase 83,354 Class B membership units of ADS issued to Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Laird Q. Cagan serves as a registered representative and Managing Director, and (iii) warrants to purchase 696,094 Class B membership units of ADS issued to Laird Q. Cagan, a member of the Company’s Board of Directors and beneficial owner of  9.9% of the Company’s Common Stock. These warrants were exchanged in the merger for warrants exercisable for 1,860,001 shares of Common Stock of the Company. The Company has accounted for this as an offering cost applicable to paid-in capital and therefore will not record any compensation expense on these warrants. The warrants are exercisable at a weighted average exercise price of $1.29 per share of Common Stock and expire May 7, 2012.

NOTE 10. --- OTHER COMMITMENTS

Consulting Agreements

In September 2006 the Company entered into a consulting agreement with Morningside Development LLC superseding a prior agreement which was terminated.  The new agreement provided for payments of $12,000 per month, for which the remaining payments were $96,000 at December 31, 2006.  The contract was terminated in February 2007 for a final payment of $70,000.

Lease Commitments

At December 31, 2007 the Company had non-cancelable lease commitments for two operating leases on office facilities. Future minimum lease rentals by year are as follows:

2008 - $89,704

2009 - $35,117

Rental expense for the years ended December 31, 2007 and 2006 was $78,183 and $28,499, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. --- CAPITALIZATION

The Company’s equity capital prior to the merger in May 2007 was composed of equity units of IMPCO.  At May 7, 2007 there were 347,296 Class A Units (“’A’ Units”) and 594,644 Class B Units (“’B’ Units”) outstanding immediately prior to the merger.   At December 31, 2006 there were 312,000 “A” Units and 587,719 “B” Units outstanding.

In addition, prior to the merger in May 2007, ADS issued 9,850,000 Class A interests and 13,600,000 Class B interests as equity units. The capitalization of ADS prior to the merger is not included in the Company’s financial statements for 2006.

The authorized capital stock of the Company consists of 300,000,000 shares of Common Stock, $0.001 par value per share, and 50,000,000 shares of Preferred Stock, $0.001 par value per share, of which 30,000,000 shares have been designated as “Series A Convertible Preferred Stock,” 6,291,048 of which remain issuable following the automatic conversion of 23,708,952 shares of the Company’s Series A Convertible Preferred Stock on June 5, 2007.

The Company’s capitalization at December 31, 2007 was 39,931,109 shares of Common Stock issued and outstanding; and 23,708,952 shares of Series A Convertible Preferred Stock issued but none outstanding. At December 31, 2006 there were 5,304,000 shares of Common Stock issued and outstanding, and 9,991,223 shares of Series A Convertible Preferred Stock issued and outstanding (reflecting 312,000 “A” Units and 587,719 “B” Units issued and outstanding in IMPCO prior to the merger and seventeen-for-one exchange ratio in the merger).

In 2006 the Company (as IMPCO) issued 6,453 warrants to underwriters for purchase of “B” Units at an exercise price of $0.01 per share with a term of 10 years. The warrants were valued at $61,239 ($9.49 per warrant). This valuation was on the basis that due to the nominal exercise price of the warrant, the warrants were in substance equivalent to restricted equity units that vest at any time based on election of the holder. No expense was recorded on this transaction as this was considered part of offering costs applied to paid-in capital.  These warrants were exercised in early 2007, and the units were exchanged for shares of Common Stock of the Company at the merger date.

NOTE 12.  --- STOCK-BASED COMPENSATION PLANS

Stock Options

There were no equity unit (stock) options granted prior to year 2006. In September 2006 the Company (as IMPCO) granted 49,200 equity unit options for “B” Units to certain consultants and employees, which were all outstanding at December 31, 2006.  The options vest 40% after one year and 20% per year at the end of the following three years, with expiration 10 years from date of grant (contractual term). The options were exercisable at $9.50 per unit, equal to the offering price per unit in the most recent offering of units. At the merger date of May 7, 2007, these options were exchanged for 836,400 options to purchase shares of Common Stock of the Company.

Under the Company’s 2007 Stock Plan, the Company may issue stock or options not to exceed an aggregate of 4,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant.  In 2007, the Company issued a total of 180,000 stock options on December 17, 2007 with vesting periods from immediate vesting to four years. The approximate percentages of awards vesting by year is as follows:  at grant date – 10%; at one year – 35%; at two years – 20%; at three years – 20%; at four years – 15%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a table showing options activity for 2007:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(Years)
Outstanding at December 31, 2006	836,400	$0.56	9.75
Granted	180,000	$6.00
Outstanding at December 31, 2007	1,016,400	$1.52	8.96
Expected to vest	1,016,400	$1.52	8.96
Exercisable at December 31, 2007	351,230	$0.82	8.81

The total intrinsic values of options at December 31, 2007 were $9,530,000 each for options outstanding and expected to vest and $3,541,033 for options that were exercisable at that date.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model.  The table below shows the weighted average amounts for the assumptions used in the model for options awarded in each year.

	2007		2006
Expected price volatility (basket of comparable public companies)	55.80%		64.60%
Risk-free interest rate (U.S. Treasury bonds)	4.09%		4.58%
Expected annual dividend rate	0.00%		0.00%
Expected option term – weighted average	5.98	yrs.	5.95	yrs.
Grant date fair value per common share-weighted average	$3.38		$0.35

The Company recorded compensation expense relative to stock options in years 2007 and 2006 of $167,325 and $29,065 respectively.

Restricted Stock

Under the Company’s 2007 Stock Plan referred to previously above, in 2007 the Company issued 175,400 shares of restricted Common Stock subject to a Company repurchase option that lapses over periods of 6.5 months to three years. The aggregate fair value at grant date was $1,052,400.  For 2007, compensation expense of $28,117 was recorded for restricted stock based on amortizing the fair value at grant date over the Company repurchase option lapsing periods.  At December 31, 2007, the remaining future compensation expense to be recorded on unvested stock options and restricted stock was $1,731,223, to be recognized over a weighted average period of 2.06 years, assuming that no forfeitures occur.

NOTE 13. --- POTENTIALLY DILUTIVE SECURITIES

Warrants, options and restricted stock described in the immediately preceding notes are potentially dilutive in future periods if the Company has net income. They have been anti-dilutive for all periods to date because the Company has been in a loss position.

NOTE 14. --- PENSION AND POSTRETIREMENT PLANS

In 2007 the Company adopted a defined contribution 401 K plan for its employees.   The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. The plan includes the option for employee contributions to be made from either pre-tax or after-tax basis income as elected by the employee. Company contributions are immediately vested to the employee.  In 2007, the Company contributions were $37,110 under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. --- LITIGATION AND CONTINGENCIES

The Company at December 31, 2007 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

Quarterly Information and Stock Market Data (unaudited)

The table below presents unaudited quarterly data for the years ended December 31, 2007 and December 31, 2006:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Operating Loss	$(785,744)	$(653,914)	$(588,735)	$(953,854)
Net Loss	$(748,241)	$(499,731)	$(353,024)	$(782,688)
Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.01)	$(0.02)
Common stock price range
High	$3.50	$13.00	$11.50	$15.75
Low	$2.50	$2.90	$5.00	$5.00
2006
Operating Loss	$(129,764)	$(257,246)	$(429,109)	$(370,894)
Net Loss	$(129,764)	$(238,979)	$(389,704)	$(327,940)
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.03)	$(0.02)
Common stock price range
High	$2.00	$3.00	$2.50	$3.00
Low	$2.00	$2.00	$2.50	$2.50

The Common Stock is currently quoted on the Pink Sheets under the symbol “PFAP.PK.” The above table sets forth the high and low last bid prices for the Common Stock for each fiscal quarter during the past two fiscal years as reported by Pink Sheets LLC and adjusted for the 100:1 reverse split on January 11, 2007. These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.

The last bid price on March 4, 2008 reported by Pink Sheets LLC was $13.00 per share of Common Stock.

As of March 4, 2008, the Company had warrants outstanding to purchase (i) an aggregate of 1,460,001 shares of Common Stock at a price per share of $1.25; (ii) an aggregate of 200,000 shares of Common Stock at a price per share of $1.375; and (iii) an aggregate of 200,000 shares of Common Stock at a price per share of $1.50. See “Part I, Item 5. “Recent Sales of Unregistered Securities.”

As of March 4, 2008, an aggregate of 1,016,400 shares of Common Stock were issuable upon exercise of outstanding stock options.

Holders

As of March 4, 2008, the Company had 216 shareholders of record of Common Stock.

Dividends

The Company has not, to date, paid any cash dividends on its Common Stock. The Company has no current plans to pay dividends on its Common Stock and intends to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends on the Common Stock will depend upon the results of operations, capital requirements, the financial condition of the Company and other relevant factors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

On August 15, 2007, the Company adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees.  Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and shareholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code.  The text of the Code has been posted on the Company’s website (www.papetroleum.com).  A copy of the Code can be obtained free-of-charge upon written request to:

Corporate Secretary

Pacific Asia Petroleum, Inc.

250 East Hartsdale Ave., Suite 47

Hartsdale, New York 10530

If the Company makes any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

Other information called for by Item 10 of Form 10-K is set forth in the Company’s Proxy Statement for its annual meeting of shareholders to be held on July 22, 2008 (the “Proxy Statement”), which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K is set forth in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   STOCKHOLDER MATTERS

 Information called for by Item 12 of Form 10-K is set forth in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K is set forth in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K is set forth in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents Filed as Part of this Report:

(1,2)

Financial Statements and Schedules.

The following financial documents of Pacific Asia Petroleum, Inc. are filed as part of this  report under Item 8:

Consolidated Balance Sheets – December 31, 2006 and 2007

Consolidated Statement of Operations – For the period from inception (August 25, 2005) through December 31, 2005, Fiscal Years Ended December 31, 2006 and 2007, and the period from inception (August 25, 2005) through December 31, 2007

Consolidated Statement of Stockholders’ Equity (Deficiency) – For the period from inception (August 25, 2005) through December 31, 2007

Consolidated Statement of Cash Flows – For the period from inception (August 25, 2005) through December 31, 2005, Fiscal Years Ended December 31, 2006 and 2007, and the period from inception (August 25, 2005) through December 31, 2007

Notes to Consolidated Financial Statements

 (3)

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.†
3.2	Bylaws of the Company. †
4.1	Specimen Common Stock Certificate. †
4.2	Form of Common Stock Warrant. †
10.1	Company 2007 Stock Plan. *†
10.2	Company 2007 Stock Plan form of Stock Option Agreement. *†
10.3	Company 2007 Stock Plan form of Restricted Stock Agreement. *†
10.4	Company Form of Indemnification Agreement. †
10.5	ADS Registration Rights Agreement, dated May 7, 2007. †
10.6	IMPCO Registration Rights Agreement, dated May 7, 2007. †
10.7	Engagement Letter, dated December 15, 2006, by and between Chadbourn Securities, Inc. and ADS. †
10.8	Engagement Letter, dated February 26, 2007, by and between Sierra Equity Group, Inc. and ADS. †
10.9	Consulting Agreement, dated February 28, 2007, by and between Christopher B. Sherwood and IMPCO. †
10.10	Consulting Agreement, dated February 28, 2007, by and between Dr. Y.M. Shum and IMPCO. †
10.11	Executive Employment Agreement, dated September 29, 2006, by and between Frank C. Ingriselli and the Company. *†
10.12	Executive Employment Agreement, dated September 29, 2006, by and between Stephen F. Groth and the Company. *†
10.13	Lease, dated December 1, 2006, by and between Station Plaza Associates, and IMPCO. †
10.14	Tenancy Agreement, dated June 29, 2007, by and between Jing Hui Tong Real Estate Management Company and Inner Mongolia Sunrise Petroleum Limited.**†
10.15	Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, ADS and ADS Merger Sub. †

10.16	Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, IMPCO and IMPCO Merger Sub. †
10.17	Engagement Letter, dated December 1, 2006, by and between ADS and CMCP. †
10.18	Contract for Cooperation and Joint Development, dated August 23, 2006, by and between Chifeng Zhongtong Oil and Natural Gas Co., Ltd. and Inner Mongolia Production Company (HK) Ltd. †***
10.19	Agreement for Joint Cooperation, dated November 30, 2006, by and between China United Coalbed Methane Co., Ltd. and the Company. †
10.20	Agreement on Joint Cooperation, dated May 31, 2007, by and between Sino Geophysical Co., Ltd. and the Company. †***
10.21	The Articles of Association of the Chinese-foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum CO.LTD.** ††
10.22	The Contract of the Chinese-foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum CO.LTD.** ††
10.23	Asset Transfer Agreement — Baode Area, dated September 7, 2007, by and among ChevronTexaco China Energy Company, Pacific Asia Petroleum, Ltd., and Pacific Asia Petroleum, Inc. ††
10.24	Asset Transfer Agreement — Shenfu Area, dated September 7, 2007, by and among ChevronTexaco China Energy Company, Pacific Asia Petroleum, Ltd., and Pacific Asia Petroleum, Inc. ††
10.25	Asset Transfer Agreement — Linxing Area, dated September 7, 2007, by and among ChevronTexaco China Energy Company, Pacific Asia Petroleum, Ltd., and Pacific Asia Petroleum, Inc. ††
10.26	Asset Transfer Agreement — San Jiao Bei Area, dated September 7, 2007, by and among ChevronTexaco China Energy Company, Pacific Asia Petroleum, Ltd., and Pacific Asia Petroleum, Inc. ††
10.27

Production Sharing Contract for Exploitation of Coalbed Methane Resources in Zijinshan Area, Shanxi Province, The People’s Republic of China, dated October 26, 2007, by and between Pacific Asia Petroleum, Ltd. and China United Coalbed Methane Corp. Ltd. †††***

10.28	Option Deed, dated November 6, 2007, by and among Sino Gas & Energy Limited, Pacific Asia Petroleum, Ltd. and the Company. ††††
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*

Indicates a management contract or compensatory plan or arrangement.

**

English translation of executed Chinese original document included.  Document provides that in the event of any inconsistencies between the Chinese and English versions of these documents, the Chinese versions shall govern.

***

Document provides that inconsistencies between the Chinese and English versions to be resolved in accordance with Chinese law.

†

Previously filed by us on August 15, 2007 as an exhibit to our Form 10-SB and incorporated herein by reference.

††

 Previously filed by us on October 12, 2007 as an exhibit to our Form 10-SB/A and incorporated herein by reference.

†††

Previously filed by us on October 31, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

††††

Previously filed by us on November 9, 2007 as an exhibit to our Quarterly Report on Form 10-QSB and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 12, 2008

Pacific Asia Petroleum, Inc.

By:	/s/ FRANK C. INGRISELLI
Frank C. Ingriselli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK C. INGRISELLI	Director, President and Chief Executive Officer	March 12, 2008
Frank C. Ingriselli

/s/ STEPHEN F. GROTH	Vice President and Chief Financial Officer	March 12, 2008
Stephen F. Groth	(Principal Accounting and Financial Officer)

/s/ ELIZABETH PATIENCE SMITH	Director	March 12, 2008
Elizabeth Patience Smith

/s/ LAIRD Q. CAGAN	Director	March 12, 2008
Laird Q. Cagan

/s/ ROBERT C. STEMPEL	Director	March 12, 2008
Robert C. Stempel