Form 10-K/A
period 2007-12-31
Pacific Asia Petroleum Inc
filed 2008-04-29
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
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
EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on March 19, 2008.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Directors

The directors and executive officers of the Company are as follows:

Name	Age	Position

Frank C. Ingriselli	53	President, Chief Executive Officer, Secretary and Director

Stephen F. Groth	55	Vice President and Chief Financial Officer

Jamie Tseng	54	Executive Vice President

Laird Q. Cagan	50	Director

Elizabeth P. Smith	58	Director

Robert C. Stempel	74	Director

Directors are elected at each annual meeting of stockholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Frank C. Ingriselli, Chief Executive Officer, President, Secretary and Director
Mr. Ingriselli has over 28 years experience in the energy industry. Mr. Ingriselli began his career at Texaco, Inc. (“Texaco”) in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing a large international investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC (“GVI”), an energy consulting firm, for which Mr. Ingriselli served as the President and Chief Executive Officer. Mr. Ingriselli is no longer active with GVI. In 2005, Mr. Ingriselli founded Inner Mongolia Production Company, LLC (“IMPCO”), and served as the President, Chief Executive Officer and a Manager of IMPCO prior to the Mergers, and has served as the President, Chief Executive Officer, Secretary and a member of the Board of Directors of the Company since May 2007.

From 2000 to 2006, Mr. Ingriselli sat on the Board of the Electric Drive Transportation Association (where he was also Treasurer) and the Angelino Group, and was an officer of several subsidiaries of Energy Conversion Devices Inc., a U.S. public corporation engaged in the development and commercialization of environmental energy technologies. From 2001 to 2006, he was a Director and Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the critical need for advanced energy technology and the growing demand for low-cost high quality components, and Eletra Ltd, a Brazilian hybrid electric bus developer. Mr. Ingriselli currently sits on the Advisory Board of the Eurasia Foundation, a Washington D.C.-based non-profit that funds programs that build democratic and free market institutions in the new independent states of the former Soviet Union. Since 2006, Mr. Ingriselli has also served on the Board of Directors and as an executive officer of Brightening Lives Foundation Inc., a New York charitable foundation headquartered in San Ramon, California.

Mr. Ingriselli graduated from Boston University in 1975 with a Bachelor of Science degree in Business Administration. He also earned a Master of Business Administration degree from New York University in both

Finance and International Finance in 1977 and a Juris Doctor degree from Fordham University School of Law in 1979.

Stephen F. Groth, Vice President and Chief Financial Officer
Mr. Groth has served as the Vice President and Chief Financial Officer of the Company since May 2007. Mr. Groth brings more that 25 years experience in financial analysis, financial modeling, corporate reporting and financial reporting system expertise to the Company. Mr. Groth joined Texaco in 1979 and held various positions in financial groups at Texaco, and from 1999 to 2001 held a position in the corporate executive group at Texaco with the responsibility of reviewing all of its investments and divestments (capital expenditures, acquisitions, and divestitures) greater than $10 million. From 2001 until May 2007, Mr. Groth served as Vice President of GVI. In his roles at both Texaco and GVI, Mr. Groth reviewed numerous transactions, assuring that evaluations were done in accordance with appropriate corporate standards and that the assumptions underlying the economic valuations were valid, and regularly advised client operating departments on appropriate ways to evaluate investment alternatives, providing support for the negotiation of major acquisitions and divestitures. Mr. Groth received his Bachelor of Arts in Philosophy in 1975 from Fordham University and his MBA in Accounting from New York University in 1977. Before joining Texaco in 1979, he worked as an auditor for Price Waterhouse, and as an internal auditor for American Airlines.

Jamie Tseng, Executive Vice President
Mr. Tseng has served as the Company’s Executive Vice President since May 2007. Mr. Tseng brings to the Company more that 25 years of financial management and operations experience in the People’s Republic of China, the Republic of China and the United States. From February 2000 to August 2005, Mr. Tseng served as Chief Financial Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the critical need for advanced energy technology and the growing demand for low cost high quality components. From 1998 to February 2000, Mr. Tseng served as Chief Financial Officer of Multa Communications Corporation, a California-based Internet service provider focusing on China. From 1980 until 1998, he held management positions with Collins Company, Hilton International, China Airlines and Tatung Company of America. Mr. Tseng is fluent in Chinese Mandarin.  He has a BD degree in Accounting from Soochow University in Taiwan.

Laird Q. Cagan, Director
Mr. Cagan has served as a Director of the Company since May 2007.  Mr. Cagan is a co-founder and, since 2001, has been Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank based in Cupertino, California. Since 2004, Mr. Cagan has also been a Managing Director of Chadbourn Securities, Inc., an NASD licensed broker-dealer. He also continues to serve as President of Cagan Capital, LLC, a merchant bank he formed in 1990, the operation of which transitioned into CMCP. Mr. Cagan has served or serves on the Board of Directors of the following companies: Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploitation, development, and production of crude oil and natural gas resources (since 2004, where Mr. Cagan is also a co-founder and Chairman); AE Biofuels, Inc., a bio-fuels company headquartered in Cupertino, California (since 2006, where Mr. Cagan is also a co-founder); Real Foundations, Inc., a real estate-focused consulting firm (from 2000 to 2004); Burstein Technologies, a development stage medical devices company (from 2005 to 2006); WorldSage, Inc., a California-based public company that purchased a $4M revenue, for-profit college in Switzerland in October 2007 (since 2006); Fortes Financial Corporation, an Irvine, California-based development stage company creating a mortgage bank (since 2007); and TWL Corporation, a Carrollton, Texas-based publicly-traded workplace training and education company (since 2007).

Mr. Cagan has been involved over the past 25 years as a venture capitalist, investment banker and principal, in a wide variety of financings, mergers, acquisitions and investments of high growth companies in a wide variety of industries. At Goldman, Sachs & Co. and Drexel Burnham Lambert, Mr. Cagan was involved in numerous transactions. Mr. Cagan attended M.I.T. and received his BS and MS degree in engineering, and his MBA, all from Stanford University. He is a member of the Stanford University Athletic Board and Chairman of the SF Bay Chapter of the Young Presidents’ Organization.

Elizabeth P. Smith, Director
Ms. Smith has served as a Director of the Company since May 2007.  Ms. Smith retired from Texaco as Vice President-Investor Relations and Stockholder Services in late 2001 following the company’s merger with Chevron Corp. Ms. Smith was also the Corporate Compliance Officer for Texaco and was a member of the Board of The Texaco Foundation. Ms. Smith joined Texaco’s Legal Department in 1976. As an attorney in the Legal Department, Ms. Smith handled administrative law matters and litigation. She served as Chairman of the American Petroleum

Institute’s Subcommittee on Department of Energy Law for the 1983-1985 term. Ms. Smith was appointed Director of Investor Relations for Texaco, Inc. in 1984, and was named Vice President of the Corporate Communications division in 1989. In 1992, Ms. Smith was elected a Vice President of Texaco and assumed additional responsibilities as head of that company’s Stockholder Services Group. In 1999, Ms. Smith was named Corporate Compliance Officer for Texaco.

Ms. Smith has served on the Board of Finance for Darien, Connecticut, since November 2007.  Since May 2007, Ms. Smith has served as a director of the Community Fund of Darien, Connecticut, and from 1996 through 2006, Ms. Smith has served on the Board of Directors of INROADS/Fairfield Westchester Counties, Inc. From 2002 through 2005, she also served as a member of the Boards of Families With Children From China-Greater New York, and from 2004 through 2005 as a member of the Board of The Chinese Language School of Connecticut. While at Texaco, Ms. Smith was an active member in NIRI (National Investor Relations Institute) and the NIRI Senior Roundtable. She has been a member and past President of both the Investor Relations Association and the Petroleum Investor Relations Institute. Ms. Smith was a member of the Board of Trustees of Marymount College Tarrytown until 2001. She was also a member of the Board of The Education and Learning Foundation of Westchester and Putnam Counties from 1993 to 2002.

Ms. Smith graduated from Bucknell University in 1971 with a Bachelor of Arts degree, cum laude, and received a Doctor of Jurisprudence degree from Georgetown University Law Center in 1976.

Robert C. Stempel, Director
Mr. Stempel has served on the Company’s Board of Directors since February 2008.  Mr. Stempel was the former Chairman and CEO of General Motors Corporation and Energy Conversion Devices, Inc.  Mr. Stempel retired as Chairman and Chief Executive Officer from General Motors Corporation in November 1992.  He was named Chairman and CEO in August 1990.  Prior to serving as Chairman, he had been President and Chief Operating Officer of General Motors Corporation since September 1, 1987.  Mr. Stempel retired as Chief Executive Officer and Chairman of Energy Conversion Devices, Inc. effective, respectively, on August 31, 2007 and on December 11, 2007. Mr. Stempel became Chairman of Energy Conversion Devices, Inc. in December of 1995.

Mr. Stempel is a member of the National Academy of Engineering.  He is also a Fellow of the Society of Automotive Engineers and the Engineering Society of Detroit, and a Life Fellow of the American Society of Mechanical Engineers. In October 2001 he was awarded the Golden Omega Award for important contributions to technical progress in the electrical/electronics field.  In November 2001 he was awarded the Soichiro Honda Medal for significant engineering contributions in the field of personal transportation.  Mr. Stempel serves as Chairman of the National Commission Against Drunk Driving headquartered in Washington, D.C., and Chairman of the Council of Great Lakes Industries supporting the industrial and environmental activities of the Council of Great Lakes Governors.

Audit Committee

The Company’s Board of Directors currently serves as its Audit Committee.  The Board of Directors has determined that Mr. Stempel and Ms. Smith are independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. and Section 10A(m)(3) of the Securities Exchange Act of 1934 and applicable rules of the Securities and Exchange Commission.  The Board has also determined that the Board does not currently have an “audit committee financial expert” under applicable Securities and Exchange Commission rules.  The Board is currently searching for one or more qualified individuals to serve as the Board’s “audit committee financial expert,” and plans to form an Audit Committee in 2008.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules promulgated thereunder, the Company’s directors, executive officers, and any person holding beneficially more than 10% of the Company’s common stock are required to report their ownership of the Company’s securities and any changes in that ownership to the Securities and Exchange Commission and to file copies of the reports with the Company.   Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K/A any failures to file by these dates during the last fiscal year.

Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s common stock complied during the year ended December 31, 2007 with the reporting requirements of Section 16(a) of the Exchange Act, except that (i) two reports for Mr. Ingriselli related to gift transfers of shares of Common Stock by Mr. Ingriselli which were filed on December 5, 2007 and January 2, 2008, and (ii) a report for Mr. Laird Cagan related to gift transfers of shares of Common Stock by Mr. Cagan which was filed on April 4, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors, comprised of Frank C. Ingriselli, Laird Q. Cagan, Elizabeth P. Smith, and Robert C. Stempel, serves as its Compensation Committee.  During the last fiscal year, each of Dale Walter and Frank C. Ingriselli served as both a member of the Company’s Board of Directors and the Chief Executive Officer of the Company, and each of Messrs. Walter and Ingriselli participated in deliberations of the Company’s Board of Directors concerning executive officer compensation.  While Mr. Ingriselli is currently a member of the Company’s Board of Directors and is entitled as a Board member to participate in discussions and determinations related to his compensation, Mr. Ingriselli has recused, and plans to continue to recuse, himself from participating in such discussions and determinations with respect to bonus and compensation matters involving himself. With respect to the discussions and determinations by the Board to award Mr. Ingriselli a fiscal year 2006 bonus in June 2007 and a fiscal year 2007 bonus in December 2007, Mr. Ingriselli recused himself from participating in the discussions and determinations by the other members of the Company’s Board of Directors to award Mr. Ingriselli such bonuses, but executed unanimous written consents of the Board of Directors approving such bonuses in lieu of a formal Board meeting.

The Company is a party to an Advisory Agreement, dated December 1, 2006 (“Advisory Agreement”), with Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until May 7, 2010.  In addition, the Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMCP under the Advisory Agreement.  Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors.

The Company is also a party to an Engagement Letter, dated October 31, 2007 (the “Chadbourn Agreement”), with Chadbourn Securities, Inc. (“Chadbourn Securities”), which supersedes in its entirety that certain engagement letter, dated December 15, 2006, by and between Chadbourn Securities and Advanced Drilling Services, Inc. (the “Original Chadbourn Agreement”), that was assumed by the Company as a result of the merger of Advanced Drilling Services, LLC (“ADS”) into the Company in May 2007.  Laird Q. Cagan, a member of the Company’s Board of Directors, serves as a registered representative of Chadbourn Securities.  In connection with the private equity financing of

ADS consummated in May 2007 (the “ADS Offering”) immediately prior to the merger, the Company assumed ADS’ obligation under the Original Chadbourn Agreement to pay to Chadbourn Securities a cash fee equal to 8 percent of gross equity proceeds raised from Chadbourn Securities-related investors and a 1 percent unallocated expense reimbursement for the ADS Offering as a whole.  In addition, the Company assumed ADS’ obligation under the Original Chadbourn Agreement to issue to Chadbourn Securities warrants to purchase a number of units of ADS Class B Membership Units equal to 10 percent of the ADS Class B Membership Units placed by Chadbourn Securities in the ADS Offering, and to indemnify Chadbourn Securities against certain liabilities in connection with the ADS Offering, including liabilities under the Securities Act. As a result of the placement agent services Chadbourn Securities provided to ADS in connection with the ADS Offering, and because the Company assumed ADS’ obligations under the Original Chadbourn Agreement as a result of the merger, following the merger, the Company paid to Chadbourn Securities $1,195,430 and issued to Chadbourn Securities, including Mr. Cagan, warrants to purchase an aggregate of 779,448 shares of Common Stock of the Company.  Pursuant to the new Chadbourn Agreement, the Company is obligated to pay to Chadbourn Securities an advisory fee equal to 5 percent of the total proceeds raised from investors brought to the Company by Chadbourn Securities in future Company equity financings and an additional unallocated expense reimbursement fee equal to 2 percent of the total proceeds from all equity fundings received by the Company, and an advisory fee equal to 2 percent of the total proceeds raised from investors brought to the Company by Chadbourn Securities in future Company debt financings and an additional unallocated expense reimbursement fee equal to 1 percent of the total proceeds from all debt fundings received by the Company. In addition, the Company is obligated to issue to Chadbourn Securities warrants equal to 5 percent of the number and type of shares sold or issuable in future Company equity financings to Chadbourn-originated investors. The Chadbourn Agreement’s term expires on December 31, 2008, and provides that if during a period of 12 months following termination, a transaction is consummated with an investor, bondholder, bank, financing entity, strategic partner, public company, or other entity introduced to the Company by Chadbourn Securities or based upon services provided by Chadbourn Securities, the Company shall be obligated to pay Chadbourn Securities fees and expense reimbursements equal to the fees and expenses which would have been payable to Chadbourn Securities as if the transaction had occurred during the term of the Chadbourn Agreement.

Compensation Committee Report

The Company’s Board of Directors serves as its Compensation Committee, and has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Company’s Board of Directors approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A.

In the absence of a Compensation Committee, the Company’s Board of Directors serves as its Compensation Committee.  The members of the Company’s Board of Directors are as follows:

                                        Frank C. Ingriselli
                                        Laird Q. Cagan
                                        Elizabeth P. Smith
                                        Robert C. Stempel

Compensation Discussion and Analysis

Overview of Compensation Program. The Company does not have a separate Compensation Committee; rather, its Board of Directors serves in such capacity and has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board strives to ensure that the total compensation paid to the named executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executives are similar to those provided to executive officers serving in similar positions and with similar responsibilities in other U.S. publicly-traded energy companies.

Throughout this Annual Report on Form 10-K/A, the individuals who served as the Company’s Chief Executive Officer, Chief Financial Officer and Executive Vice President at the close of fiscal 2007 are referred to as the “named executive officers.”

Compensation Philosophy and Objectives.  In setting overall compensation for executive officers, the Board strives to achieve and balance the following objectives:

•	Hiring and retaining executive officers with the background and skills to help us achieve our Company’s objectives;

•	Aligning the goals of executive officers with those of the stockholders of the Company;

•	Motivating executive officers to achieve the Company’s key short, medium and long-term goals as determined from time to time by the Board;

•	Conserving cash by setting cash compensation levels consistent with market conditions and supplementing it with equity compensation; and

•	Providing sufficient ongoing cash compensation for our employees to meet their personal financial obligations.

The Board believes that specific executive’s compensation level and structure should be guided by the above objectives, and driven by the following principles:

•	Compensation for our executive officers should be strongly linked to performance as measured by the Board from time to time;

•	A portion of each executive’s compensation should include compensation that is at risk, contingent upon the Company’s performance and the success of the Company over time;

•	Compensation should be fair and competitive in relation to the marketplace and the compensation offered at the Company’s peer companies;

•	Employment security should be used to equalize our employment opportunities with those of more mature companies, if and as appropriate;

•	Sense of ownership and long-term perspective should be reaffirmed through our compensation structure; and

•	Outstanding individual achievement should be recognized.

Setting Executive Compensation.  Salaries and bonuses are our primary forms of cash compensation.  We strive to review employee compensation packages on an annual basis, and endeavor to set overall employee compensation competitively by utilizing benchmarks as reference points, using named executive officer compensation information gleaned from publicly-available compensation information for other U.S. publicly-traded energy companies, including Endeavor International Corporation, Harvest Natural Resources, Inc., Evolution Petroleum Corporation, FX Energy Inc., Harken Energy Corporation, and Far East Energy Corporation.  We try to provide a reasonable amount of cash compensation to our employees to enable them to meet their personal financial obligations.  We provide short-term incentives by awarding annual cash bonuses determined by the Board on a discretionary basis.  The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements.  The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus.  Bonuses and equity awards are our two forms of performance-based compensation.  We chose to use mix of equity awards and cash awards for performance based compensation.

We provide long-term incentives through equity awards, consisting of stock options that vest over time and restricted stock subject to a Company repurchase option that lapses over time.  Equity awards are a non-cash form of compensation.  We believe equity awards are an effective way for us to reward achievement of long-term goals, conserve cash resources and create a sense of ownership in our executives.  Options become valuable only as long-term goals are achieved and our stock price rises.  They provide our executive officers with a personal stake in the performance of the Company's equity even before vesting.  Restricted stock awards that vest over time provide similar incentives.  A large percentage of the total compensation paid to our executive officers consists of equity awards because we believe this is consistent with our philosophy of paying for performance and requiring more compensation to be at risk for employees at the highest level.

The Company is a party to an Executive Employment Agreement, dated September 29, 2006, with each of Frank C. Ingriselli, its President and Chief Executive Officer, and Mr. Stephen Groth, its Vice President and Chief Financial Officer, each of which were assumed by the Company as a result of the merger of IMPCO into the Company in May 2007.  The Executive Employment Agreement entered into with Mr. Ingriselli (the “Ingriselli Agreement”) and Mr. Groth (the “Groth Agreement”) each were originally approved by the Board of Managers of IMPCO in September 2006.  These Executive Employment Agreements each provide for a set base salary, cash bonus ranges, grants of equity options, and defined termination benefits, which we believe, in part, compensate for the relatively lower annual salary at our Company as compared to more mature companies by providing security.  As discussed further below, these Executive Employment Agreements include severance payment provisions that require the Company to continue Mr. Ingriselli’s and Mr. Groth’s salaries and benefits, respectively, for 36 months if employment is terminated without “Cause” or the executive resigns for “Good Reason,” as such terms are defined in the respective employment agreements, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if such person is terminated within 12 months of a “Change in Control,” also as such term is defined in their respective employment agreements.  We believe the competitive compensation and the Executive Employment Agreements foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals.  For further discussion of the Company’s payment obligations to its named executive officers under the Executive Employment Agreement, see “Post-Termination Benefits” below.

Prior to the consummation of the mergers of ADS and IMPCO into the Company in May 2007, at which point the Company became an operating entity, the Company (while operating under is former names “Big Smith Brands, Inc.” and, subsequently, “Pacific East Advisors, Inc.”) did not provide any significant compensation to its named executive officers since approximately 2001.  In evaluating the Company’s named executive officers’ performance in year-ended December 31, 2007 for purposes of determining incentive bonus compensation for 2007, and in evaluating their future compensation for year 2008, the Company’s management asked then-serving Director for Business Development and Special Projects to research named executive officer compensation for the following U.S. publicly-traded energy companies:  Endeavor International Corporation, Harvest Natural Resources, Inc., Evolution Petroleum Corporation, FX Energy Inc., Harken Energy Corporation, and Far East Energy Corporation.  The Company’s Director for Business Development and Special Projects compiled data regarding named executive officer compensation for these benchmark companies, and the Company’s Chief Executive Officer compared this data against the Company’s named executive officers’ then-current salaries, equity incentives and potential cash bonus payments, and presented the data to the Board.  The Board used this information, in part, to evaluate the named executive officers’ current and ongoing compensation packages and elements thereof as discussed below.

Role of the Chief Executive Officers in Compensation Decisions. The Board makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to other executives of the Company, with the exception of the determination to increase the base salary of Mr. Jamie Tseng, the Company’s Executive Vice President, from $120,000 to $140,000 in September 2007, which was made by the Company’s Chief Executive Officer upon review of benchmark data as described in greater detail below under “Base Salary.”  Decisions regarding the non-equity compensation of other executives are made by the Chief Executive Officer in concert with the Board.

The Chief Executive Officer reviews the performance of various executives. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Board. The Board can exercise its discretion in modifying any recommended adjustments or awards to executives.

While Mr. Ingriselli is currently a member of the Company’s Board of Directors and is entitled as a Board member to participate in the determination of whether, and to what extent, he will be awarded a bonus under the Ingriselli Agreement, Mr. Ingriselli has recused, and plans to continue to recuse, himself from participating in such determinations with respect to bonus and compensation matters involving himself. With respect to the determination by the Board to award Mr. Ingriselli a fiscal year 2006 bonus in June 2007 and a fiscal year 2007 bonus in December 2007 as described further below, Mr. Ingriselli recused himself from participating in the determination by the other members of the Company’s Board of Directors to award Mr. Ingriselli such bonuses, but executed unanimous written consents of the Board approving such bonuses in lieu of a formal Board meeting.

Elements of Executive Compensation. Upon consummation of the mergers of IMPCO and ADS into the Company in May 2007, the named executive officers of IMPCO became the named executive officers of the Company, and the Company assumed the Executive Employment Agreements entered into by and between IMPCO and each of Frank C. Ingriselli and Stephen F. Groth.  Accordingly, the Company continued to pay base salary to each of its named executive officers consistent with the level of base salary paid to each such officer at the time of the consummation of the mergers, and the Company continues to be bound by the terms of the Executive Employment Agreements which include provisions governing base salary, performance based cash incentive compensation payments, long-term equity incentive compensation and post-termination benefits described in greater detail below.

In evaluating the Company’s named executive officers’ performance in year-ended December 31, 2007 for purposes of determining incentive bonus compensation for 2007, and in evaluating their future compensation for year 2008, the Board reviewed a combination of elements of the Company’s total compensation offering to each named executive officer as follows:

•	base salary;

•	performance-based cash incentive compensation;

•	long-term equity incentive compensation;

•	post-termination benefits; and

•	other personal benefits.

             Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using data compiled from benchmark entities, and, as applicable, base salary as set forth in such officer’s Executive Employment Agreement. The Company strives to maintain base salary ranges for its positions at between 75% and 125% of the midpoint of the base salary established for each range based on benchmark company data compiled by the Company.

During its review of base salaries for executives, the Board primarily considers:

•	data from benchmark entities;

•	internal review of the executive’s compensation, both individually and relative to other executive officers within the Company; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of named executives officers are based on the Board’s assessment of the individual’s performance.

In December 2007, the Board analyzed the compensation of each of the Company’s named executive officers, and determined the following with respect to base salary based, in part, on the benchmarks described herein, each executive’s performance during the fiscal year, and the Company’s overarching compensation objectives and philosophy, as follows:

•
Chief Executive Officer:  Pursuant to the Ingriselli Agreement, Mr. Ingriselli’s base salary is $350,000.  The Company’s review of benchmark companies indicated that his salary was approximately 10% below the average salary of the chief executive officers in the benchmark group, and that most every other benchmark company also increased the salary for its chief executive officer.  However, the Board determined not to increase Mr. Ingriselli’s salary at that time.

•
Chief Financial Officer:  Pursuant to the Groth Agreement, Mr. Groth’s annual base salary is $150,000.  The Company’s review of benchmark companies indicated that his salary was more than 35% below the average annual salary level of chief financial officers of the benchmark companies.  Based on Mr. Groth’s performance in fiscal year 2007 and his continued value to the Company, and after careful consideration, the Board deemed it to be in the best interest of the Company and its stockholders, and was fair and reasonable to the Company and its stockholders, to increase Mr. Groth’s annual base salary from $150,000 to $165,000, effective January 1, 2008.  Following this increase, Mr. Groth’s base salary remains approximately 20% below the average base salary of his peers in the benchmark companies.

•
Executive Vice President:  In September 2007, the Chief Executive Officer of the Company determined that the $120,000 annual salary for Jamie Tseng, the Company’s Executive Vice President, was below the average annual salary level of executive vice presidents of the benchmark companies and, based on Mr. Tseng’s performance in fiscal year 2007 and his continued value to the Company, the Chief Executive Officer increased Mr. Tseng’s annual base salary from $120,000 to $140,000, effective retroactively to September 1, 2007.  In December 2007 the Board did not determine to further adjust Mr. Tseng’s base salary following this increase.  Following this increase, Mr. Tseng’s base salary remains approximately 25% below the average base salary of his peers in the benchmark companies.

Performance – Based Cash Incentive Compensation

In December 2007, the Board also reviewed performance-based cash incentive compensation collected from the benchmark companies in its determination of whether, and to what extent, to award performance-based cash incentive compensation to the Company’s named executive officers.  The Board determined as follows:

•
Chief Executive Officer:  Pursuant to the Ingriselli Agreement, Mr. Ingriselli is entitled to an annual bonus of between 20 percent and 40 percent of his base salary, as determined by the Company’s Board based on his performance, the Company’s achievement of financial performance and other objectives established by the Board each year, provided, however, that his annual bonus may be less as approved by the Board based on his performance and the performance of the Company.  On June 15, 2007, the Board unanimously approved the payment of a fiscal year 2006 bonus in the amount of $80,000 for Mr. Ingriselli based on his performance in identifying, negotiating and entering into development agreements and letters of intent in China, and his leadership in consummating the mergers of IMPCO and ADS into the Company.  On December 17, 2007, the Board unanimously approved the payment of a fiscal year 2007 bonus in the amount of $140,000 to Mr. Ingriselli based on his role and efforts in (i) the successful consummation of the mergers of ADS and IMPCO into the Company in May 2007, (ii) the Company’s successful filing and effectiveness of its Form 10-SB with the SEC, (iii) the Company’s successful entry into definitive agreements with third parties including Sino Geophysical Co., Ltd., ChevronTexaco China Energy Company, China United Coalbed Methane Corp. Ltd., and Sino Gas & Energy Limited, (iv) leadership role in the Company’s efforts to raise additional capital necessary for consummation of the ChevronTexaco asset acquisitions, (v) establishing a Beijing office, and (vi) building and maintaining an experienced management and consultant team that contributed to the Chinese government’s recognition of the Company’s financial and technical qualifications.  This cash bonus amount was approximately 30% below the average cash bonus payment amount awarded to his peers in the benchmark group.

•
Chief Financial Officer:  Pursuant to the Groth Agreement, Mr. Groth is entitled to an annual bonus of between 20 percent and 30 percent of his base salary, as determined by the Company’s Board based on his performance, the Company’s achievement of financial performance and other objectives established by the Board each year, provided, however, that annual bonus may be less as approved by the Board based on his performance and the performance of the Company.  On June 15, 2007, the Board unanimously approved the payment of a fiscal year 2006 bonus in the amount of $10,000 to Mr. Groth based on his performance in helping IMPCO to identify, negotiate and enter into development agreements and letters of intent in China, and his assistance in moving the Mergers forward toward consummation through 2006.  On December 17, 2007, the Board unanimously approved the payment of a fiscal year 2007 bonus in the amount of $45,000 for Mr. Groth based on his role and efforts in (i) the successful consummation of the mergers of ADS and IMPCO into the Company in May 2007, (ii) the Company’s successful filing and effectiveness of its Form 10-SB with the SEC, (iii) the Company’s successful entry into definitive agreements with third parties including Sino Geophysical Co., Ltd., ChevronTexaco China Energy Company, China United Coalbed Methane Corp. Ltd., and Sino Gas & Energy Limited, (iv) assistance in raising additional capital necessary for consummation of the ChevronTexaco asset acquisitions, (v) establishing a Beijing office, and (vi) establishing the Company’s accounting and financial reporting systems and procedures and recruiting qualified accounting personnel.  This cash bonus amount was approximately 65% below the average cash bonus payment amount awarded to his peers in the benchmark group that reported paying bonuses to their chief financial officers.

•
Executive Vice President:  The Company and Jamie Tseng do not have any written employment agreement that entitled Mr. Tseng to any annual cash bonus, and the Board determined not to award Mr. Tseng any performance-based cash incentive awards in December 2007.

Long-term Equity Compensation

The Board of Directors of the Company periodically reviews the performance of its executive officers, employees and consultants and grants long-term equity compensation to qualified individuals under its 2007 Stock Plan.  In December 2007, the Board reviewed long-term equity compensation for the Company’s named executive officers as follows:

•
Chief Executive Officer: Under the Ingriselli Agreement, Mr. Ingriselli is eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board. To date, the Board has not established any terms, performance metrics or eligibility criteria for determining when, and to what extent, Mr. Ingriselli may be eligible for such long-term incentive compensation, or what such long-term incentive compensation may include.  By unanimous written consent of the Board on December 17, 2007, Mr. Ingriselli was awarded (i) options exercisable under the Company’s 2007 Plan for an aggregate of 80,000 shares of Common Stock of the Company that vests with respect to 13,336 shares on December 17, 2007, and 16,666 shares on December 17th of each year thereafter, and (ii) 50,000 shares of restricted Common Stock under the 2007 Plan that is subject to a Company repurchase option that lapses with respect to 40 percent of the shares on December 17, 2008, 30 percent of the shares on December 17, 2009, and 30 percent of the shares on December 17, 2010.  These long-term equity compensation grants subject to vesting over time were made based on his role and efforts in (i) the successful consummation of the mergers of ADS and IMPCO into the Company in May 2007, (ii) the Company’s successful filing and effectiveness of its Form 10-SB with the SEC, (iii) the Company’s successful entry into definitive agreements with third parties including Sino Geophysical Co., Ltd., ChevronTexaco China Energy Company, China United Coalbed Methane Corp. Ltd., and Sino Gas & Energy Limited, (iv) leadership role in the Company’s efforts to raise additional capital necessary for consummation of the ChevronTexaco asset acquisitions, (v) establishing a Beijing office, and (vi) building and maintaining an experienced management and consultant team that contributed to the Chinese government’s recognition of the Company’s financial and technical qualifications.  In addition, the Board issued these grants in order to heighten Mr. Ingriselli’s sense of ownership in the Company and to motivate him to achieve the Company’s medium and long-term goals.

•
Chief Financial Officer: Under the Groth Agreement, Mr. Groth is eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board. To date, the Board has not established any terms, performance metrics or eligibility criteria for determining when, and to what extent, Mr. Groth may be eligible for such long-term incentive compensation, or what such long-term incentive compensation may include.  By unanimous written consent of the Board on December 17, 2007, Mr. Groth was awarded (i) options exercisable under the Company’s 2007 Plan for an aggregate of 40,000 shares of Common Stock of the Company that vests with respect to 3,334 shares on December 17, 2007, 16,666 shares on December 17, 2008, 8,000 shares on December 17, 2009, 8,000 shares on December 17, 2010, and 4,000 shares on December 17, 2011, and (ii) 15,000 shares of restricted Common Stock under the 2007 Plan that is subject to a Company repurchase option that lapses with respect to 40 percent of the shares on December 17, 2008, 30 percent of the shares on December 17, 2009, and 30 percent of the shares on December 17, 2010.  These long-term equity compensation grants subject to vesting over time were made based on his role and efforts in (i) the successful consummation of the mergers of ADS and IMPCO into the Company in May 2007, (ii) the Company’s successful filing and effectiveness of its Form 10-SB with the SEC, (iii) the Company’s successful entry into definitive agreements with third parties including Sino Geophysical Co., Ltd., ChevronTexaco China Energy Company, China United Coalbed Methane Corp. Ltd., and Sino Gas & Energy Limited, (iv) assistance in raising additional capital necessary for consummation of the ChevronTexaco asset acquisitions, (v) establishing a Beijing office, and (vi) establishing the Company’s accounting and financial reporting systems and procedures and recruiting qualified accounting personnel.  In addition, the Board issued these grants in order to heighten Mr. Groth’s sense of ownership in the Company and to motivate him to achieve the Company’s medium and long-term goals.

•
 Executive Vice President: By unanimous written consent of the Board on December 17, 2007, Mr. Tseng was awarded options exercisable under the Company’s 2007 Plan for an aggregate of 15,000 shares of Common Stock of the Company that vests with respect to 7,500 shares on December 17, 2007, 3,000 shares on December 17, 2008, 3,000 shares on December 17, 2009, and 1,500 shares on December 17, 2010. This long-term equity compensation grant subject to vesting over time was made based on his performance in China and key role in developing relationships in China, and his support of Mr. Ingriselli in securing transactions in China.  In addition, the Board issued this grant in order to heighten Mr. Tseng’s sense of ownership in the Company and to motivate him to achieve the Company’s medium and long-term goals.

Post-Termination Benefits

The Company is a party to an Executive Employment Agreement, dated September 29, 2006, with each of Frank C. Ingriselli, its President and Chief Executive Officer, and Mr. Stephen Groth, its Vice President and Chief Financial Officer, which agreements were assumed by the Company as a result of the merger of IMPCO into the Company in May 2007.  These employment agreements contain, among other things, severance payment provisions that require the Company to continue Mr. Ingriselli’s and Mr. Groth’s salaries and benefits, respectively, for 36 months if employment is terminated without “Cause” or the executive resigns for “Good Reason,” as such terms are defined in the respective employment agreements, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if such person is terminated within 12 months of a “Change in Control,” also as such term is defined in their respective employment agreements.  These agreements do not contain a definitive termination date, but both Mr. Ingriselli and Mr. Groth have the right to terminate his employment at any time without penalty.

“Cause” is defined in each of the Executive Employment Agreements to include, but is not be limited to:  (a) the executive’s refusal to follow lawful directions or the executive’s material failure to perform his duties (other than by reason of physical or mental illness, injury, or condition), in either case, after the executive has been given notice of his default and a reasonable opportunity to cure it; (b) the executive’s willful and continued failure to substantially comply with any material Company policy; (c) conviction of a felony or the entering of a plea of nolo contender to a felony, in either case having significant adverse effect on the business and affairs of the Company; or (d) the executive’s acceptance of a position with another business enterprise or venture without the Company’s written consent at any time before the executive has resigned from the Company or been discharged.

“Good Reason” is defined in each of the Executive Employment Agreements to mean the occurrence of one or more of the following events without the executive’s express written consent:  (i) the substantial and adverse diminution of the executive’s duties or responsibilities from those in effect immediately before the change in the executive’s position, other than merely as a result of the Company ceasing to be a public company, a change in the executive’s title, or the executive’s transfer to an affiliated company that assumes the Executive Employment Agreement; (ii) the reduction in the executive’s annual base salary, other than as part of across-the-board salary reductions affecting all executives of similar status employed by the Company or any entity in control of the Company; (iii) the Company’s failure to continue, or continue the executive’s participation in, any compensation plan in which the executive participated immediately before the event causing the executive’s resignation, which discontinuance is material to the executive’s total compensation, unless an equitable substitute arrangement has been adopted or made available on a basis not materially less favorable to the executive than the plan in effect immediately before the event causing the executive’s resignation, both as to the benefits the executive receives and the executive’s level of participation relative to other participants; (iv) any failure of any Company successor to assume the Executive Employment Agreement; and (v) any other material breach of the Executive Employment Agreement by the Company that is either not taken in good faith or, even if taken in good faith, is not remedied by the Company promptly after receipt of notice thereof from the executive.

“Change in Control” is defined in each of the Executive Employment Agreements to mean (i) the acquisition of more than 50% of the outstanding voting securities of the Company by an individual person or an entity or a group of individuals or entities acting in concert, directly or indirectly, through one transaction or a series of related transactions; (ii) a merger or consolidation of the Company with or into another entity after which the stockholders of the Company immediately prior to such transaction hold less than 50% of the voting securities of the surviving entities; or (iii) a sale of all or substantially all of the assets of the Company.

Assuming that Messrs. Ingriselli and Groth were terminated without “Cause” on December 31, 2007, severance amounts payable would have been $1,155,000 and $495,000 for Messrs. Ingriselli and Groth, respectively.

Assuming that Messrs. Ingriselli and Groth were terminated within 12 months of a “Change in Control” on December 31, 2007, severance amounts payable would have been $1,505,000 and $645,000 for Messrs. Ingriselli and Groth, respectively.

In addition to the above severance amounts payable, all unvested options issued to each of Messrs. Ingriselli, Groth and Tseng that were granted to such persons on September 29, 2006, shall become 100% vested upon any termination of employment of such person without Cause, without good reason, or upon death or disability.

Pursuant to the Executive Employment Agreements entered into with each of Messrs. Ingriselli and Groth, each of Mr. Ingriselli and Groth are obligated for a period of 24 months after their respective agreement’s termination to (i) not solicit customers, suppliers or employees of the Company, and (ii) not engage in any employment or activity, without the written consent of the Board, if the loyal and complete fulfillment of his duties in such employment would inevitably require him to reveal or utilize confidential information of the Company, as reasonably determined by the Board.  Payment of the above severance amounts are not conditioned upon Messrs. Ingriselli’s and Groth’s satisfaction of their respective non-solicitation and non-competition obligations under their Executive Employment Agreements.

Other Personal Benefits

In 2007 the Company adopted a defined contribution 401(K) plan for its employees. The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. Company contributions are immediately vested to the employee.  The named executive officers participate in this plan on the same basis as other employees.  There is no supplemental nonqualified plan of this type for officers.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007 are included in the “Summary Compensation Table”.

The Company has also entered into indemnification agreements with its officers and directors, including the named executive officers, which provides for limitation of liability and indemnification of such individuals under certain circumstances as described under the heading “Limitation of Liability and Indemnification Matters” below.

Summary Compensation Table

The following table sets forth the compensation for the Principal Executive Officers (“PEO”), the Principal Financial Officer (“PFO”) and the Executive Vice President.  No other executive officer’s total compensation for the fiscal years ended December 31, 2006 or 2007 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards(12)	Option Awards (13)	All other Compensation		Total

Frank C. Ingriselli	2006	-0-		$ 80,000	(8)	-0-	$ 11,815	$208,125	(14)	$299,940
President and Chief Executive Officer (“PEO”) (1)	2007	$ 262,500	(5)	$ 140,000	(9)	$ 7,479	$ 87,471	$63,450	(15)	$560,900

Jamie Tseng	2006	-0-		-0-		-0-	$ 7,089	$128,000	(16)	$135,089
Executive Vice President (2)	2007	-0-		-0-		-0-	$ 26,316	$134,673	(16)	$160,989

Stephen F. Groth	2006	$ 30,800	(6)	$ 10,000	(10)	-0-	$ 5,345	$59,450	(17)	$105,595
Vice President and Chief Financial Officer “(PFO”) (3)	2007	$ 135,600	(7)	$ 45,000	(11)	$ 2,244	$ 32,700	$11,436	(18)	$226,980

Dale Walter	2006	-0-		-0-		-0-	-0-	-0-		-0-
Former Chairman, President and Chief Executive Officer (“PEO”) (4)	2007	-0-		-0-		-0-	-0-	-0-		-0-

____________

(1)
Mr. Ingriselli was elected President and Chief Executive Officer, and designated a member of the Company’s Board of Directors, on May 7, 2007 upon closing of the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into the Company (the “Mergers”). Prior to that, he served as Manager, Chief Executive Officer and President of IMPCO.

(2)	Mr. Tseng was elected Executive Vice President of the Company on May 7, 2007 upon closing of the Mergers. Prior to that, he served as Manager and Executive Vice President of IMPCO.

(3)	Mr. Groth was elected Vice President and Chief Financial Officer of the Company on May 7, 2007 upon closing of the Mergers. Prior to that, he served as Manager and Chief Financial Officer of IMPCO.

(4)	Mr. Walter served as the Company’s Chairman, President and Chief Executive Officer until he resigned from all positions with the Company on May 7, 2007 upon closing of the Mergers.

(5)	Represents employee salary as an officer of IMPCO from April 1, 2007 through May 6, 2007 and employee salary as an officer of Pacific Asia Petroleum, Inc. from May 7, 2007 to December 31, 2007

(6)	Represents employee salary as an officer of IMPCO.

(7)	Represents employee salary as an officer of IMPCO through May 6, 2007 and employee salary as an officer of Pacific Asia Petroleum, Inc. from May 7, 2007 to December 31, 2007.

(8)           Represents $80,000 fiscal year 2006 bonus awarded to Mr. Ingriselli by the Board of Directors of the Company and paid to Mr. Ingriselli in 2007.

(9)	Represents $140,000 fiscal year 2007 bonus awarded to Mr. Ingriselli by the Board of Directors of the Company and paid to Mr. Ingriselli in 2007.

(10)	Represents $10,000 fiscal year 2006 bonus awarded to Mr. Groth by the Board of Directors of the Company and paid to Mr. Groth in 2007.

(11)	Represents $45,000 fiscal year 2007 bonus awarded to Mr. Groth by the Board of Directors of the Company and paid to Mr. Groth in 2007.

(12)
Represents the compensation costs of restricted common stock awards under SFAS No. 123 (R) recorded to expense in the Company’s financial statements in year 2007.  The assumptions used are found in the Notes to Consolidated Financial Statements, Note 12 (“Stock-Based Compensation”) in Form   10-K for the year ended December 31, 2007.

(13)
Represents the compensation costs of stock options under SFAS No. 123 (R) recorded to expense in the Company’s financial statements for years 2006 and 2007 respectively.  The assumptions used are found in the Notes to Consolidated Financial Statements, Note 12 (“Stock-Based Compensation”) in Form 10-K for the year ended December 31, 2007.

(14)
Represents fees for Mr. Ingriselli’s provision of consulting services to IMPCO, including business development activities, negotiations and contract work, legal services, financial advisory services, and coordination activities pursuant to a consulting agreement entered into with IMPCO for the term of December 15, 2005 through December 31, 2006, and prior to his employment with the Company.

(15)
Represents fees for consulting services to IMPCO of $49,950 through March 31, 2007 prior to Mr. Ingriselli’s change in status from consultant to employee, and $13,500 in Company 401(K) plan contributions in 2007 during his service period as an employee, provided on the same basis as for all employees.

(16)
Represents fees for Mr. Tseng’s provision of consulting services to IMPCO and Pacific Asia Petroleum, Inc., including assistance with Beijing representative office activities, business development activities, negotiations, government relations activities and coordination activities, pursuant to consulting agreements. Also includes $3,000 in 2006 and $8,000 in 2007 for rent paid by IMPCO to Mr. Tseng for office space provided by Mr. Tseng in Beijing.

(17)
Represents fees for Mr. Groth’s provision of consulting services to IMPCO, including assistance with financial analysis and financial controls, accounting and other fiscal activities, pursuant to a consulting agreement entered into with IMPCO for the term of December 15, 2005 through August 31, 2006, and prior to his employment with the Company.

(18)	Represents Company 401(K) plan contributions in 2007, provided on the same basis as for all employees.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in 2007 is expected to be tax deductible.  The Board considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

The Company accounts for equity awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (FAS No. 123(R)).  The Company charges the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period.  The fair value of options is measured using the Black-Scholes option pricing model.  The fair value of non-vested stock awards issued under the Company’s 2007 Stock Plan is measured by the fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the grant date as reported by Pink Sheets LLC, with no discount for vesting period or other restrictions.  The compensation expense to the Company under FAS No. 123(R) is one of the factors the Board considers in determining equity awards to be granted, and also may influence the vesting period chosen.

Limitation of Liability and Indemnification Matters

Under Section 145 of the Delaware General Corporation Law (the “DGCL”), the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company’s Bylaws provide that, to the fullest extent permitted by law, the Company shall indemnify and hold harmless any person who was or is made or is threatened to be made a party or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that such person, or the person for whom he is the legally representative, is or was a director or officer of the Company, against all liabilities, losses, expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such proceeding.

The Company’s Certificate of Incorporation provides for the indemnification of, and advancement of expenses to, such agents of the Company (and any other persons to which Delaware law permits the Company to provide indemnification) through Bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted under Section 145 of the DGCL, subject only to limits created by applicable Delaware law (statutory or non-statutory), with respect to actions for breach of duty to the Company, its stockholders and others. The provision does not affect directors’ responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws. The Company has entered into indemnification agreements with certain of its current executive officers and directors, and intends to enter into agreements with its future directors and executive officers, that require the Company to indemnify such persons to the fullest extent permitted by law, against expenses, judgments, fines, settlements and other amounts incurred (including attorneys’ fees), and advance expenses if requested by such person, in connection with investigating, defending, being a witness in, participating, or preparing for any threatened, pending, or completed action, suit, or proceeding or any alternative dispute resolution mechanism, or any inquiry, hearing, or investigation (collectively, a “Proceeding”), relating to any event or occurrence that takes place either prior to or after the execution of the indemnification agreement, related to the fact that such person is or was a director or officer of the Company, or while a director or officer is or was serving at the request of the Company as a director, officer, employee, trustee, agent, or fiduciary of another foreign or domestic corporation, partnership, joint venture, employee benefit plan, trust, or other enterprise, or was a director, officer, employee, or agent of a foreign or domestic corporation that was a predecessor corporation of the Company or of another enterprise at the request of such predecessor corporation, or related to anything done or not done by such person in any such capacity, whether or not the basis of the Proceeding is alleged action in an official capacity as a director, officer, employee, or agent or in any other capacity while serving as a director, officer, employee, or agent of the Company. Indemnification is prohibited on account of any Proceeding in which judgment is rendered against such persons for an accounting of profits made from the purchase or sale by such persons of securities of the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any federal, state, or local laws. The indemnification agreements also set forth certain procedures that will apply in the event of a claim for indemnification thereunder.  The Company has been informed that in the opinion of the Securities and Exchange Commission, indemnification provisions, such as those contained in the Company’s Restated Certificate of Incorporation, are unenforceable with respect to claims arising under federal securities laws and, therefore, do not eliminate monetary liability of directors.

Insurance. The Company currently maintains an Executive and Organization Liability Insurance Policy issued by Illinois National Insurance Company, a member company of American International Group, Inc. (“AIG”).  This policy provides insurance coverage on behalf of any person who is or was a director, officer or employee of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise against liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against liability under the provisions of this section.

Settlement by the Company. The right of any person to be indemnified is subject always to the right of the Company by its Board of Directors, in lieu of such indemnity, to settle any such claim, action, suit or proceeding at the expense of the Company by the payment of the amount of such settlement and the costs and expenses incurred in connection therewith.

Grants of Plan-Based Awards in the Last Fiscal Year

The following table sets forth information with respect to incentive stock options and restricted stock granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 2007 under the Company’s 2007 Stock Plan.

Grants of Plan–Based Awards in Year 2007

Name	Grant Date	Stock Awards: Number of Shares of Stock		Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh) (1)	Closing Stock Price on Date of Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards

Frank C. Ingriselli (PEO)	12/17/2007	-		80,000	(3)	$6.00	$7.00	$271,315
	12/17/2007	50,000	(4)	-				$300,000

Stephen F. Groth (PFO)	12/17/2007	-		40,000	(5)	$6.00	$7.00	$134,387
	12/17/2007	15,000	(4)	-				$90,000

Jamie Tseng	12/17/2007	-		15,000	(6)	$6.00	$7.00	$50,607

(1)
The exercise price of option awards issued under the Company’s 2007 Stock Plan is equal to the fair market value of Common Stock of the Company as determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the applicable Grant Date as reported by Pink Sheets LLC.

(2)
The closing stock price on the date the option awards were granted (December 17, 2007) is different from the exercise price of the option awards because, in accordance with the Company’s 2007 Stock Plan under which these option awards were granted, the exercise price for such option awards is equal to the fair market value of Common Stock of the Company calculated as the mean between the representative bid and asked prices on the close of business the day immediately prior to the date these option awards were granted (December 14, 2007) as reported by Pink Sheets LLC.

(3)
The Options will vest and become exercisable as follows:  (i) 16,666 of the shares on December 17, 2008; (ii) 16,666 of the shares on December 17, 2009; (iii) 16,666 of the shares on December 17, 2010; and (iv) 16,666 of the shares vest on December 17, 2011, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between Mr. Ingriselli.

(4)
Grant of restricted stock subject to forfeiture.  40% of the shares will become vested and nonforfeitable on December 17, 2008, 30% of the shares will become vested and nonforfeitable on December 17, 2009, and the balance 30% of the shares will become vested and nonforfeitable on December 17, 2010, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

(5)
The Options will vest and become exercisable as follows:  (i) 16,666 of the shares on December 17, 2008; (ii) 8,000 of the shares on December 17, 2009; (iii) 8,000 of the shares on December 17, 2010; and (iv) 4,000 of the shares vest on December 17, 2011, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between Mr. Groth.

(6)
The Options will vest and become exercisable as follows:  (i) 7,500 of the shares on December 17, 2008; (ii) 3,000 of the shares on December 17, 2009; (iii) 3,000 of the shares on December 17, 2010; and (iv) 1,500 of the shares vest on December 17, 2011, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between Mr. Tseng.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

Employment Agreement with Frank C. Ingriselli.  The Company and Mr. Ingriselli are parties to the Ingriselli Agreement. This employment agreement contains, among other things, severance payment provisions that require the Company to continue Mr. Ingriselli’s salary and benefits for 36 months if employment is terminated without “cause,” as such is term defined in the Ingriselli Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” also as such term is defined in the Ingriselli Agreement. This agreement does not contain a definitive termination date, but Mr. Ingriselli does have the right to terminate his employment at any time without penalty. The Ingriselli Agreement also prohibits Mr. Ingriselli from engaging in competitive activities during and for a period of 24 months following termination of his employment that would result in disclosure of the Company’s confidential information, but do not contain a general restriction on engaging in competitive activities.  Pursuant to the Ingriselli Agreement, Mr. Ingriselli’s annual base salary is $350,000, and he is entitled to an annual bonus of between 20% and 40% of his base salary, as determined by the Company’s Board of Directors based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that his annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.  Under the agreement, Mr. Ingriselli is also eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. To date, the Board of Directors has not established any terms, performance metrics or eligibility criteria for determining when, and to what extent, Mr. Ingriselli may be eligible for such long-term incentive compensation, or what such long-term incentive compensation may include.

Employment Agreement with Stephen F. Groth.  The Company and Mr. Ingriselli are parties to the Groth Agreement.  This employment agreement contains, among other things, severance payment provisions that require the Company to continue Mr. Groth’s salary and benefits for 36 months if employment is terminated without “cause,” as such term is defined in the Groth Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” as such term is defined in the Groth Agreement. This agreement does not contain a definitive termination date, but Mr. Groth does have the right to terminate his employment at any time without penalty. The Groth Agreement also prohibits Mr.Groth from engaging in competitive activities during and for a period of 24 months following termination of his employment that would result in disclosure of the Company’s confidential information, but does not contain a general restriction on engaging in competitive activities.  Pursuant to the Groth Agreement, Mr. Groth’s annual base salary is $150,000 (changed to $165,000 effective January 1, 2008), and he is entitled to an annual bonus of between 20% and 30% of his base salary, as determined by the Company’s Board of Directors based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.   Under the agreement, Mr. Groth is eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. To date, the Board of Directors has not established any terms, performance metrics or eligibility criteria for determining when, and to what extent, Mr. Groth may be eligible for such long-term incentive compensation, or what such long-term incentive compensation may include.

2007 Stock Plan

The Company’s Board of Directors and stockholders approved and adopted the 2007 Stock Plan on May 7, 2007 (the “2007 Plan”).  The 2007 Plan provides for the grant of restricted stock, incentive and/or non-qualified options, and stock appreciation rights (“SARs”) to employees, directors and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Common Stock. The purpose of the 2007 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the

Company, and to attract new employees, directors and consultants with outstanding qualifications. The 2007 Plan is administered by the Board of Directors, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 2007 Plan.

Pursuant to the 2007 Plan, the Company may from time to time grant its employees, directors and consultants restricted stock and options to purchase shares of, and SARs with respect to, the Company’s Common Stock at exercise prices determined by the Board of Directors. The exercise price of incentive stock options may not be less than 110% of the fair market value of Common Stock as of the date of grant. The Internal Revenue Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 2007 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 2007 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant. All stock options are non-transferrable by the grantee (other than upon the grantee’s death) and may be exercised only by the optionee during his service to the Company as an employee, director or consultant or for a specified period of time following termination of such service. The aggregate number of shares of Common Stock issuable under the 2007 Plan, the number of shares of stock, options and SARs outstanding, and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

Pursuant to the 2007 Plan, in the event of a pending or threatened takeover bid, tender offer or exchange offer for twenty percent (20%) or more of the outstanding Common Stock or any other class of stock or securities of the Company (other than a tender offer or exchange offer made by the Company or any of its subsidiaries), whether or not deemed a tender offer under applicable federal or state law, or in the event that any person makes any filing under Section 13(d) or 14(d) of the Exchange Act with respect to the Company, other than a filing on Form 13G or Form 13D, the Board of Directors may in its sole discretion, without obtaining stockholder approval, take one or more of the following actions to the extent not inconsistent with other provisions of the 2007 Plan: (a) accelerate the exercise dates of any outstanding option or SAR, or make the option or SAR fully vested and exercisable; (b) pay cash to any or all holders of options or SARs in exchange for the cancellation of their outstanding options or SARs; or (c) make any other adjustments or amendments to the 2007 Plan and outstanding options or SARs and substitute new options or SARs for outstanding options or SARs.

In general, upon the termination of service to the Company as an employee, director or consultant of an optionee or restricted stock or SAR recipient, all options, shares of restricted stock and SARs granted to such person that have not yet vested will immediately terminate, and those options and SARs that have vested as of the date of termination will be exercisable for 90 days after such termination date (12 months in the case of termination by reason of death or disability).

As of December 31, 2007, options to purchase an aggregate of 180,000 shares of Common Stock and restricted stock grants of an aggregate of 175,400 shares of Common Stock had been issued under the 2007 Plan. The 2007 Plan terminates on May 7, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning unexercised stock options as of December 31, 2007 for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2007 (Option Awards)

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)		Option Expiration Date
	Exercisable	Unexercisable

Frank C. Ingriselli (PEO)	136,000	204,000 (1)	$ 0.56		9/29/2016
	13,336	66,664 (2)	6.00	(7)	12/17/2017

Stephen F. Groth (PFO)	62,560	93,840 (3)	$ 0.56		9/29/2016
	3,334	36,666 (4)	6.00	(7)	12/17/2017

Jamie Tseng	81,600	122,400 (5)	$ 0.56		9/29/2016
	0	15,000 (6)	6.00	(7)	12/17/2017

(1)
The Options will vest and become exercisable as follows:  (i) 68,000 of the shares on September 29, 2008; (ii) 68,000 of the shares on September 29, 2009; and (iii) 68,000 of the shares on September 29, 2010. Vesting shall terminate upon the date of any termination of employment for cause or with good reason, and all vesting shall be accelerated upon any termination of employment without cause, without good reason, or upon death or disability (as defined).

(2)
The Options will vest and become exercisable as follows:  (i) 16,666 of the shares on December 17, 2008; (ii) 16,666 of the shares on December 17, 2009; (iii) 16,666 of the shares on December 17, 2010; and (iv) 16,666 of the shares vest on December 17, 2011, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between Mr. Ingriselli.

(3)
The Options will vest and become exercisable as follows:  (i) 31,280 of the shares on September 29, 2008; (ii) 31,280 of the shares on September 29, 2009; and (iii) 31,280 of the shares on September 29, 2010. Vesting shall terminate upon the date of any termination of employment for cause or with good reason, and all vesting shall be accelerated upon any termination of employment without cause, without good reason, or upon death or disability (as defined).

(4)
The Options will vest and become exercisable as follows:  (i) 16,666 of the shares on December 17, 2008; (ii) 8,000 of the shares on December 17, 2009; (iii) 8,000 of the shares on December 17, 2010; and (iv) 4,000 of the shares vest on December 17, 2011, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between Mr. Groth.

(5)
The Options will vest and become exercisable as follows:  (i) 40,800 of the shares on September 29, 2008; (ii) 40,800 of the shares on September 29, 2009; and (iii) 40,800 of the shares on September 29, 2010. Vesting shall terminate upon the date of any termination of employment for cause or with good reason, and all vesting shall be accelerated upon any termination of employment without cause, without good reason, or upon death or disability.

(6)
The Options will vest and become exercisable as follows:  (i) 7,500 of the shares on December 17, 2008; (ii) 3,000 of the shares on December 17, 2009; (iii) 3,000 of the shares on December 17, 2010; and (iv) 1,500 of the shares vest on December 17, 2011, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between Mr. Tseng.

(7)
The fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the date of grant as reported by Pink Sheets LLC.

The following table shows information concerning unvested restricted shares as of December 31, 2007 for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2007 (Stock Awards)

Name	Number of Shares That Have Not Vested (1)	Market Value of Shares That Have Not Vested ($) (2)
Frank C. Ingriselli (PEO)	50,000	$513,500

Stephen F. Groth (PFO)	15,000	$154,050

(1)
Grant of restricted stock subject to forfeiture.  40% of the shares will become vested and nonforfeitable on December 17, 2008, 30% of the shares will become vested and nonforfeitable on December 17, 2009, and the balance 30% of the shares will become vested and nonforfeitable on December 17, 2010, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock Purchase agreement entered into by and between the Company and the grantee.

(2)	Based on $10.27 per share, the mean of the closing bid and ask prices of the Common Stock as reported by Pink Sheets LLC on December 31, 2007.

Option Exercises and Stock Vested in Last Fiscal Year

No options were exercised by any of the Company’s executive officers who are named in the Summary Compensation Table during the year ended December 31, 2007.  No restricted stock vested during the fiscal year ended December 31, 2007 for the executive officers named in the Summary Compensation Table.

Compensation of Directors

There are no standard arrangements by which directors of the Company are compensated for their services as directors, and none of the directors received any cash compensation for their services as such during the most recently completed fiscal year.  The Company issued 10,000 shares of restricted Common Stock under its 2007 Stock Plan to current director Elizabeth P. Smith in December 2007 in consideration for her past services to the Company and to provide here with future incentive to continue serving on the Board, 50 percent of which will become vested on July 1, 2008, and the balance 50 percent of which will become vested on January 1, 2009, subject to the terms and conditions of a restricted stock purchase agreement entered into by and between the Company and Ms. Smith.  In December 2007 the Company also issued to current director, Chief Executive Officer and President, Frank C. Ingriselli long-term equity compensation as described under “Long-Term Equity Compensation” above in connection with his services as the President and Chief Executive Officer of the Company.  The Board determined not to award Mr. Laird Cagan any additional long-term equity compensation in connection with his role as a member of the Board.

Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

The following table sets forth for each director who is not also a named executive in the Summary Compensation Table, compensation for the year ended December 31, 2007:

Director Compensation for the Year 2007

Name (1)	Cash Fees Earned ($)	Stock Awards ($)		All Other Compensation ($)		Total

Elizabeth P. Smith	$ 0	$ 60,000	(2)	$ 0		$ 60,000

Laird Q. Cagan	$ 0	$ 0		$ 1,189,771	(3)	$1,189,771

(1)
The Company also issued 10,000 shares of restricted Common Stock under its 2007 Stock Plan to current director Robert C. Stempel upon his appointment as a director in February 2008, 50 percent of which will become vested on September 17, 2008, and the balance 50 percent of which will become vested on March 17, 2009, for so long as Mr. Stempel remains a director, an employee of or a consultant to the Company, and subject to the terms and conditions of a restricted stock purchase agreement entered into by and between the Company and Mr. Stempel.   The fair market value per share at the time of issuance of Mr. Stempel’s stock grant was $12.50 per share, for a total compensation amount of $125,000.

(2)
The Stock Award value is calculated by multiplying the number of shares of Common Stock awarded (10,000 shares), by $6.00 per share, the fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the Grant Date of December 17, 2007 as reported by Pink Sheets LLC.

(3)
Represents indirect cash payments made to Mr. Cagan as follows: (i) $114,000 in fees earned by Cagan McAfee Capital Partners, LLC (“CMCP”) for services per an Advisory Agreement dated December 1, 2006 (Mr. Cagan is the Managing Director and 50% owner of CMCP); (ii) $741,646 of the aggregate $1,195,430 in placement agent fees paid to Chadbourn Securities, Inc. (“Chadbourn”) in connection with the ADS Offering (defined above) consummated in May 2007, which represents the portion of Chadbourn’s placement agent fees paid to Mr. Cagan as its registered representative as reported to the Company by Chadbourn; and (iii) value of warrants to purchase 696,094 shares of Common Stock of the Company issued to Mr. Cagan as a registered representative of Chadbourn in connection with the ADS Offering consummated in May 2007, calculated at $0.48 per share as the fair market value at grant date using the Black-Scholes option pricing model.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 25, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company’s directors and director nominees; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial ownership (1)		Percent of Class

Common Stock	Laird Q. Cagan	4,001,094	(2)	9.80%
	10600 N. De Anza Blvd.
	Suite 250
	Cupertino, CA 95014

Common Stock	Frank C. Ingriselli	3,952,915	(3)	9.82%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Eric A. McAfee	3,235,000	(4)	8.06%
	10600 N. De Anza Blvd.
	Suite 250
	Cupertino, CA 95014

Common Stock	Linden Growth	3,200,000	(5)	7.98%
	Partners Master Fund, LP
	718 South State Street
	Suite 101
	Clarks Summit, PA18411

Common Stock	John Liviakis	2,250,000	(6)	5.61%
	655 Redwood Road
	Suite 395
	Mill Valley, CA94941

Common Stock	Jamie Tseng	881,495	(7)	2.19%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Stephen F. Groth	753,894	(8)	1.88%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Elizabeth Patience Smith	188,947		*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Robert C. Stempel	10,000		*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Dale Walter	0	(9)	0%
	10600 N. De Anza Blvd.
	Suite 250
	Cupertino, CA 95014

Common Stock	All Directors and	9,788,345	(10)	23.81%
	Executive Officers as a Group (7 persons)
____________

*	Less than 1 percent

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of April 25, 2008, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
Includes (i) 2,870,000 shares of the Company’s Common Stock owned by Cagan Capital, LLC, a fund owned by Mr. Laird Cagan, a member of the Company’s Board of Directors; (ii) 100,000 shares of the Company’s Common Stock owned by KRC Trust and 100,000 shares of the Company’s Common Stock owned by KQC Trust, trusts for Mr. Cagan’s daughters for which Mr. Cagan is trustee; (iii) 235,000 of the 470,000 shares of the Company’s Common Stock owned by Cagan McAfee Capital Partners, LLC, of which Mr. Cagan is a 50 percent owner; and (iv) 696,094 shares of the Company’s Common Stock issuable upon exercise of immediately exercisable warrants issued to Mr. Cagan. Does not include (i) 50 percent of the Company’s Common Stock owned by Cagan McAfee Capital Partners, LLC, and (ii) 83,354 shares of the Company’s Common Stock issuable upon exercise of immediately exercisable warrants issued to Chadbourn Securities, Inc., a broker-dealer for which Mr. Cagan serves as Managing Director.

(3)
Includes (i) 3,793,579 shares of the Company’s Common Stock held directly by Mr. Ingriselli, (ii) options exercisable on September 29, 2007 for 136,000 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 340,000 shares of Common Stock of the Company that vests 40 percent on September 29, 2007, and 20 percent on September 29 of each year thereafter, (iii) options exercisable on December 17, 2007 for an aggregate of 13,336 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 80,000 shares of Common Stock of the Company that vests with respect to 13,336 shares on December 17, 2007, and 16,666 shares on December 17 of each year thereafter, and (iv) 5,000 shares of the Company’s Common Stock owned by Mr. Ingriselli’s daughter and 5,000 shares of the Company’s Common Stock owned by Mr. Ingriselli’s son.  Does not include 50,000 shares of the Company’s Common Stock owned by Brightening Lives Foundation Inc., a charitable foundation run by Mr. Ingriselli. Mr. Ingriselli disclaims beneficial ownership over such shares.

(4)
Includes (i) 2,600,000 shares of the Company’s Common Stock owned by McAfee Capital, LLC, a fund owned by Mr. Eric McAfee and his wife; (ii) 400,000 shares of the Company’s Common Stock owned by P2 Capital, LLC, a fund owned by Mr. McAfee’s wife and children, and (iii) 235,000 of the 470,000 shares of Common Stock owned by Cagan McAfee Capital Partners, LLC, of which Mr. McAfee is a 50 percent owner. Does not include (i) 50 percent of the Company Common Stock owned by Cagan McAfee Capital Partners, LLC, and (ii) 100,000 shares of the Company’s Common Stock owned by Park Capital VII, LP, a limited partnership administered by Mr. McAfee’s brother, Adam McAfee, whose limited partners include Mr. McAfee’s friends and family. Mr. McAfee disclaims beneficial ownership over such shares.

(5)
Linden Growth Partners Master Fund, LP, is a Cayman Islands exempted limited partnership whose general partner is Linden Capital Management IV, LLC, a Delaware limited liability company whose President and controlling member is Paul J. Coviello.

(6)
Includes 1,170,000 shares of Common Stock held by Liviakis Financial Communications, Inc. and 1,080,000 shares of Common Stock held by Mr. Liviakis individually. Liviakis Financial Communications, Inc. is the Company’s public relations firm, and John Liviakis is its sole shareholder, President and Chief Executive Officer.

(7)
Includes (i) 799,895 shares of the Company’s Common Stock held by Golden Ring International Consultants, a British Virgin Islands company wholly-owned by Mr. Tseng, and (ii) options exercisable on September 29, 2007 for 81,600 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 204,000 shares of Common Stock of the Company that vests 40 percent on September 29, 2007, and 20 percent on September 29 of each year thereafter.

(8)
Includes (i) 275,000 shares of the Company’s Common Stock held directly by Mr. Groth, (ii) options exercisable on September 29, 2007 for 62,560 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 156,400 shares of Common Stock of the Company that vests 40 percent on September 29, 2007, and 20 percent on September 29 of each year thereafter, (iii) options exercisable on December 17, 2007 for an aggregate of 3,334 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 40,000 shares of Common Stock of the Company that vests with respect to 3,334 shares on December 17, 2007, 16,666 shares on December 17, 2008, 8,000 shares on December 17, 2009, 8,000 shares on December 17, 2010, and 4,000 shares on December 17, 2011, and (iv) 413,000 shares of the Company’s Common Stock owned by Mr. Groth’s spouse.  Excludes (i) 44,737 shares of the Company’s Common Stock owned by Mr. Groth’s adult son, (ii) 44,737 shares of the Company’s Common Stock owned by Mr. Groth’s adult daughter, and (iii) 238,947 shares of the Company’s Common Stock owned by Mr. Groth’s brother.

(9)	Mr. Walter is a former director, Chairman, President and Chief Executive Officer of the Company who resigned from all positions with the Company on May 7, 2007.

(10)
Includes all shares of the Company’s Common Stock, immediately exercisable warrants to purchase Company Common Stock, and options to purchase Company Common Stock exercisable within sixty (60) days of April 25, 2008 beneficially owned or held by (i) Messrs. Ingriselli and Walter, each of whom served as Chief Executive Officer of the Company during the last completed fiscal year, (ii) Messrs. Cagan and Stempel, and Ms. Smith, who currently serve as directors of the Company, and (iii) Messrs. Groth and Tseng, who currently serve as executive officers of the Company and did so at the end of the Company’s last completed fiscal year.

Equity Compensation Plan Information

The following table sets forth all compensation plans previously approved by the Company’s security holders and all compensation plans not previously approved by the Company’s security holders as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		( c )
Equity compensation plans approved by security holders (1)(3)(4)	2,215,401	$ 6.00 $ 1.29	(5) (6)	3,644,600
Equity compensation plans not approved by security holders(2)	1,436,432	$ 0.56	(7)	0
Total(3)	3,651,833
____________

(1)
On May 7, 2007, the Company and its stockholders approved the Company’s 2007 Stock Plan. In December 2007, the Board of Directors of the Company granted options to purchase an aggregate of 180,000 shares of Common Stock and grants of 175,400 shares of restricted Common Stock under the 2007 Stock Plan to certain employees, consultants, officers and directors of the Company.  As of December 31, 2007, 3,644,600 shares of Company Common Stock remain available for future issuances under the 2007 Stock Plan.

(2)
Includes individual compensation arrangements entered into by and between the Company and the following employees and consultants of the Company in September 2006: (i) an option to purchase an aggregate of 340,000 shares of Common Stock of the Company at $0.56 per share issued to Frank C. Ingriselli; (ii) an option to purchase an aggregate of 204,000 shares of Common Stock of the Company at $0.56 per share issued to Jamie Tseng; (iii) an option to purchase an aggregate of 156,400 shares of Common Stock of the Company at $0.56 per share issued to Stephen F. Groth; (iv) an option to purchase an aggregate of 102,000 shares of Common Stock of the Company at $0.56 per share issued to Sean Hung; and (v) an option to purchase an aggregate of 34,000 shares of Common Stock of the Company at $0.56 per share issued to Douglas E. Hoffmann. All of these options were issued prior to adoption of the Company’s 2007 Stock Plan, vested 40% on September 29, 2007 and vest 20% on September 29 of each year thereafter to 2010 subject to the holder’s continued employment with the Company, and are subject to 100% acceleration upon termination of the holder without cause, termination by the holder for good reason, or upon the holder’s death or disability. Also includes individual compensation arrangements entered into by and between the Company and the following employees and consultants of the Company in February 2007 outside of the Company’s 2007 Stock Plan:  (i) 500,004 shares of fully-vested restricted Common Stock of the Company to JCS Consulting, LLC; (ii) 25,007 shares of fully-vested shares of restricted Common Stock of the Company to Dr. Y.M. Shum; (iii) 15,011 shares of fully-vested restricted Common Stock of the Company to Christopher B. Sherwood; (iv) 14,994 shares of fully-vested restricted Common Stock of the Company to Gregory Rozenfeld; (v) 14,994 shares of fully-vested restricted Common Stock of the Company to Zhang Suian; (vi) 5,015 shares of fully-vested restricted Common Stock of the Company to Edward Li; and (vii) 25,007 shares of fully-vested restricted Common Stock of the Company to Sean Huang.

(3)
Includes warrants exercisable for an aggregate of 1,860,001 shares of Company Common Stock at a weighted-average exercise price of $1.29 per share, which warrants were originally issued on May 7, 2007 to placement agents representing the Company, the original issuance of which was approved by the stockholders of the Company

(4)
Excludes 10,000 shares of restricted Common Stock issued under the Company’s 2007 Stock Plan with an exercise price of $12.50 per share to current director Robert C. Stempel upon his appointment as a director in February 2008, 50 percent of which will become vested on September 17, 2008, and the balance 50 percent of which will become vested on March 17, 2009, for so long as Mr. Stempel remains a director, an employee of or a consultant to the Company, and subject to the terms and conditions of a restricted stock purchase agreement entered into by and between the Company and Mr. Stempel.

(5)	The price reflects the weighted-average exercise price of stock options.

(6)	The price reflects the weighted-average exercise price of stock warrants.

(7)	The price reflects the weighted-average exercise price of the stock options. The shares of fully-vested restricted Common Stock of the Company were issued at a fair market value of $0.56 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Financial Advisory Agreement
The Company is a party to an Advisory Agreement, dated December 1, 2006 (“Advisory Agreement”), with Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until May 7, 2010.  In addition, the Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMCP under the Advisory Agreement.  Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors.

Public Relations Agreement
The Company has engaged Liviakis Financial Communications, Inc. as its public relations firm pursuant to a Consulting Agreement that expires on September 8, 2008 (“Consulting Agreement”), and John Liviakis, a holder of more than 5 percent of the beneficial ownership of the Company, is the sole shareholder, President and Chief Executive Officer of Liviakis Financial Communications, Inc.  Pursuant to the Consulting Agreement and as sole compensation thereunder, Liviakis Financial Communications, Inc. was issued securities exchanged for 1,250,000 shares of the Company’s Common Stock.

Placement Agent Agreement
The Company is a party to an Engagement Letter, dated October 31, 2007 (the “Chadbourn Agreement”), with Chadbourn Securities, Inc. (“Chadbourn Securities”), which supersedes in its entirety that certain engagement letter, dated December 15, 2006, by and between Chadbourn Securities and Advanced Drilling Services, Inc. (the “Original Chadbourn Agreement”), that was assumed by the Company as a result of the merger of Advanced Drilling Services, LLC (“ADS”) into the Company in May 2007.  Laird Q. Cagan, a member of the Company’s Board of Directors, serves as a registered representative of Chadbourn Securities.  In connection with the private equity financing of ADS consummated in May 2007 (the “ADS Offering”) immediately prior to the merger, the Company assumed ADS’ obligation under the Original Chadbourn Agreement to pay to Chadbourn Securities a cash fee equal to 8 percent of gross equity proceeds raised from Chadbourn Securities-related investors and a 1 percent unallocated expense reimbursement for the ADS Offering as a whole.  In addition, the Company assumed ADS’ obligation under the Original Chadbourn Agreement to issue to Chadbourn Securities warrants to purchase a number of units of ADS Class B Membership Units equal to 10 percent of the ADS Class B Membership Units placed by Chadbourn Securities in the ADS Offering, and to indemnify Chadbourn Securities against certain liabilities in connection with the ADS Offering, including liabilities under the Securities Act. As a result of the placement agent services Chadbourn Securities provided to ADS in connection with the ADS Offering, and because the Company assumed ADS’ obligations under the Original Chadbourn Agreement as a result of the merger, following the merger, the Company paid to Chadbourn Securities $1,195,430 and issued to Chadbourn Securities, including Mr. Cagan, warrants to purchase an aggregate of 779,448 shares of Common Stock of the Company.  Pursuant to the new Chadbourn Agreement, the Company is obligated to pay to Chadbourn Securities an advisory fee equal to 5 percent of the total proceeds raised from investors brought to the Company by Chadbourn Securities in future Company equity financings and an additional unallocated expense reimbursement fee equal to 2 percent of the total proceeds from all equity fundings received by the Company, and an advisory fee equal to 2 percent of the total proceeds raised from investors brought to the Company by Chadbourn Securities in future Company debt financings and an additional unallocated expense reimbursement fee equal to 1 percent of the total proceeds from all debt fundings received by the Company. In addition, the Company is obligated to issue to Chadbourn Securities warrants equal to 5 percent of the number and type of shares sold or issuable in future Company equity financings to Chadbourn-originated investors. The Chadbourn Agreement’s term expires on December 31, 2008, and provides that if during a period of 12 months following termination, a transaction is consummated with an investor, bondholder, bank, financing entity, strategic partner, public company, or other entity introduced to the Company by Chadbourn Securities or based upon services provided by Chadbourn Securities, the Company shall be obligated to pay Chadbourn Securities fees and expense reimbursements equal to the fees and expenses which would have been payable to Chadbourn Securities as if the transaction had occurred during the term of the Chadbourn Agreement.

Indemnification Agreements
The Company has entered into a stockholder-approved Indemnification Agreement with all of its current officers and directors.

Review, Approval or Ratification of Transactions with Related Persons

On August 15, 2007, the Company adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees, the text of which has been posted on the Company’s website (www.papetroleum.com).  Among other provisions, the Code provides that all officers, directors and employees shall avoid all conflicts of interest or improper or unlawful conduct and even the appearance thereof, and, further, that only the Board of Directors of the Company may waive a conflict of interest or any other non-compliance with the Code.  In accordance with the Code and Section 144 of the Delaware General Corporation Law, it is the practice of the Board of Directors to review each contract or transaction between the Company and its directors, officers or employees, including the material facts as to the relationship or interest and as to the contract or transaction, determine in good faith whether such contract or transaction is fair as to the Company, and to approve or ratify such contract or transaction if the Board of Directors determines the contract or transaction to be fair as to the Company and in good faith authorizes the contract or transaction by affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum.

Other than the Company’s form of Indemnification Agreement, which was approved by the Company’s Board of Directors and stockholders, none of the Advisory Agreement entered into with CMCP, the Consulting Agreement entered into with Liviakis Financial Communications, Inc., or the Chadbourn Agreement have been approved by the Company’s Board of Directors, as these agreements were assumed by the Company from ADS as a result of the merger of ADS into the Company in May 2007.  The Board of Managers of ADS approved each of the Advisory Agreement entered into with CMCP, the Consulting Agreement entered into with Liviakis Financial Communications, Inc., and the Chadbourn Agreement prior to the consummation of the merger of ADS into the Company in May 2007.

Director Independence

The Board of Directors has determined that of its four members, only Elizabeth P. Smith and Robert C. Stempel are “independent” within the meaning of Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP (“RBSM”) examined, as independent auditors, the financial statements of the Company for the years ended December 31, 2006 and 2007.  The following table shows the fees billed to us by RBSM for the audit and other services rendered by RBSM during fiscal 2006 and 2007.  The Board of Directors, serving as the Company’s Audit Committee, has determined that the non-audit services rendered by RBSM were compatible with maintaining RBSM’s independence.

	2006	2007
Audit Fees (1)	$ 29,600	$ 106,052
Audit-Related Fees (2)	-	800
Tax Fees	-	600
All Other Fees	-	-
Total	$ 29,600	$ 107,452
____________

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
Audit-related fees consisted primarily of accounting consultations, and services rendered in connection with a proposed acquisition and implementation of Sarbanes-Oxley Act internal control requirements.

All audit related and other services rendered by RBSM were approved by the Board of Directors, serving as the Company’s Audit Committee, before RBSM was engaged to render such services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents Filed as Part of this Report:

 (1,2)           None.

         (3)         EXHIBITS:

Exhibit Number	Description
10.1	Engagement Letter, dated October 31, 2007, by and between Chadbourn Securities, Inc. and Pacific Asia Petroleum, Inc.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008	Pacific Asia Petroleum, Inc.
	By:	/s/ Frank C. Ingriselli Frank C. Ingriselli President and Chief Executive Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO
15 U.S.C. § 7241
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank C. Ingriselli, certify that:

1. I have reviewed this annual report on Form 10-K/A of Pacific Asia Petroleum, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 29, 2008	/s/ Frank C. Ingriselli Frank C. Ingriselli President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
15 U.S.C. § 7241
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen F. Groth, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Pacific Asia Petroleum, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 29, 2008	/s/ Stephen F. Groth Stephen F. Groth Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Asia Petroleum, Inc. (the “Company”) on Form 10-K/A for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), I, Frank C. Ingriselli, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
April 29, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Asia Petroleum, Inc. (the “Company”) on Form 10-K/A for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), I, Stephen F. Groth, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen F. Groth
Stephen F. Groth
Vice President and Chief Financial Officer
April 29, 2008