Form 10-Q
period 2008-03-31
Pacific Asia Petroleum Inc
filed 2008-05-13
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-Q
————————
(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 000-52770
PACIFIC ASIA PETROLEUM, INC.
(Exact name of issuer as specified in its charter)
————————
Delaware	30-0349798
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 East Hartsdale Ave.
Hartsdale, New York 10530
(Address of principal executive offices)

(914) 472-6070
(Issuer’ s telephone number)
————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒    Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐                      No ☒

     The Issuer had 40,006,983 shares of its common stock outstanding as of May 13, 2008.

PACIFIC ASIA PETROLEUM, INC.
FORM 10-Q

Page

CAUTIONARY STATEMENT		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2
	Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) for the Three Months Ended March 31, 2008 and 2007 and from August 25, 2005 (Inception) through March 31, 2008	3
	Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (unaudited) for the period from August 25, 2005 (Inception) through March 31, 2008	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and 2007 and from August 25, 2005 (Inception) through March 31, 2008	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION	14
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURES		16

- i -

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Pacific Asia Petroleum, Inc. and its subsidiaries (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Condensed Consolidated Balance Sheets

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,454,878	$2,208,969
Short-term investments	306,246	11,200,000
Income tax refunds receivable	28,241	-
Prepaid expenses	24,852	46,247
Deposits	23,606	22,954
Advances	12,987	2,758
Total current assets	12,850,810	13,480,928

Non-current assets
Property, plant and equipment - at cost (net of reserves for depreciation and amortization: March 31, 2008- $30,625; December 31, 2007- $20,779)	296,008	285,027
Intangible assets	384	384
Long-term advances	584,208	534,530
Deferred charges	3,156,058	3,156,058

Total Assets	$16,887,468	$17,456,927

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,910	$2,739
Income taxes payable	6,450	38,791
Accrued and other liabilities	158,774	122,704
Total current liabilities	184,134	164,234

Minority interest in subsidiaries	393,613	395,094

Stockholders' equity
Common stock:
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding - 40,006,983 as of March 31, 2008; 39,931,109 as of December 31, 2007	40,007	39,931
Preferred stock:
Authorized - 50,000,000 shares at $.001 par value; Issued - 23,708,952 as of March 31, 2008 and December 31, 2007
Outstanding - none as of March 31, 2008 and December 31, 2007	-	-
Paid-in capital	20,544,974	20,251,022
Other comprehensive income - currency translation adjustment	196,163	128,061
Deficit accumulated during the development stage	(4,471,423)	(3,521,415)
Total stockholders' equity	16,309,721	16,897,599

Total Liabilities and Stockholders' Equity	$16,887,468	$17,456,927

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

			For the period
			from inception
	For the three months		(August 25, 2005)
	ended March 31,		through
	2008	2007	3/31/2008
Operating Expenses
Depreciation	$9,355	$1,725	$29,945
All other operating expenses	1,076,625	784,019	5,276,639
Total operating expenses	1,085,980	785,744	5,306,584

Operating Loss	(1,085,980)	(785,744)	(5,306,584)

Other Income (Expense)
Interest income	125,805	36,885	843,300
Other income	-	-	12,937
Other expense	-	-	(714)
Total other income	125,805	36,885	855,523

Net loss before minority interest	(960,175)	(748,859)	(4,451,061)
Minority interest	3,587	618	11,884

Net loss before income tax expense	(956,588)	(748,241)	(4,439,177)
Income tax expense	6,580	-	(32,246)
Net Loss	(950,008)	(748,241)	(4,471,423)

Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment	68,102	4,232	196,163
Comprehensive Income (Loss)	$(881,906)	$(744,009)	$(4,275,260)

Net Loss Per Share of Common Stock:

Net Loss -Basic and Diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding	39,951,954	15,728,393

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from inception (August 25, 2005) to March 31, 2008
(Unaudited)

	No. of
	Common			No. of			Other	Deficit
	Shares			Preferred			Comprehensive	Accumulated	Total
	$.001			Shares			Income -	During the	Stockholders'
	par	Common	Subscriptions	$.001	Preferred	Paid-in	Currency	Development	Equity
	value	Stock	Receivable	par value	Stock	Capital	Translation	Stage	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	(51,344)
Balance- December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	4,223,424
Amortization of options fair value	-	-	-	-	-	29,065	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,086,387)
Balance- December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	3,371,591
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	335,312
Shares retained by Pacific Asia Petroleum original stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-
Issued for services compensation cost of stock options and restricted stock	-	-	-	-	-	195,442	-	-	195,442
Currency translation	-	-	-	-	-	-	108,833	-	108.833
Net loss	-	-	-	-	-	-	-	(2,383,684)	(2,383,684)
Balance– December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	16,897,599
Issued on exercise of warrants	75,874	76	-	-	-	(80)	-	-	(4)
Compensation cost of stock options and restricted stock	-	-	-	-	-	294,032	-	-	294,032
Currency translation	-	-	-	-	-	-	68,102	-	68,102
Net loss	-	-	-	-	-	-	-	(950,008)	(950,008)
Balance– March 31, 2008	40,006,983	$40,007	$-	-	$-	$20,544,974	$196,163	$(4,471,423)	$16,309,721

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007,
and for the period from inception (August 25, 2005) to March 31, 2008
(Unaudited)

			For the period from
	Three months	Three months	inception
	ended	ended	(August 25, 2005)
	March 31,	March 31,	through
	2008	2007	March 31, 2008
Cash flows from operating activities
Net loss	$(950,008)	$(748,241)	$(4,471,423)
Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	(27,215)	(20,168)	(127,762)
Currency transaction loss	28,534	(7,170)	71,978
Stock-related compensation	294,031	369,839	1,051,455
Minority interest in net loss	(3,587)	(618)	(11,884)
Depreciation and amortization expense	9,355	1,725	29,945
Changes in current assets and current liabilities:
(Increase) in accrued interest and other receivables	(34,487)	-	(34,487)
(Increase) in advances	(10,229)	-	(12,987)
(Increase) in deposits	(652)	5,067	(23,606)
(Increase) decrease in prepaid expenses	21,395	21,206	(24,852)
Increase (decrease) in accounts payable	16,171	(21,280)	3,759
Increase (decrease) in income tax and accruedliabilities	8,266	(38,285)	16,456
Net cash used in operating activities	(648,426)	(437,925)	(3,533,408)

Cash flows from investing activities
Net sales (purchases) of available for sale short-term securities	10,900,000	650,000	(300,000)
Increase in deferred charges	-	-	(3,156,058)
Additions to property, plant and equipment	(14,485)	(13,787)	(298,470)
Net cash provided by (used in) investing activities	10,885,515	636,213	(3,754,528)

Cash flows from financing activities
Payment of notes payable	-	-	(5,000)
Increase in minority interest investment	-	40,020	399,430
Increase in long-term advances to minority shareholder	-	-	(400,507)
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	-	(87,695)	19,673,605
Net cash provided by (used in) financing activities	-	(47,675)	19,695,528

Effect of exchange rate changes on cash	8,820	(21,010)	47,286

Net increase in cash and cash equivalents	10,245,909	129,603	12,454,878
Cash and cash equivalents at beginning of period	2,208,969	1,867,374	-
Cash and cash equivalents at end of period	$12,454,878	$1,996,977	$12,454,878

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$28,241	$-	$28,276

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$-	$344,312	$532,917
Stock issuance costs paid as warrants issued	$-	$4,558	$929,477
Increase in property, plant and equipment accrued in liabilities	$-	$4,420	$-
Increase in stock issuance costs accrued in liabilities	$-	$10,000	$-
Warrants exercised for common stock	$(4)	$65,797	$65,793

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements March 31, 2008 (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pacific Asia Petroleum, Inc. and subsidiaries (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s year 2007 Annual Report on Form 10-K.  The results for the three month period ended March 31, 2008 are not necessarily indicative of future results.

NOTE  2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in year 2007 Form 10-K for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date the Company has incurred expenses and sustained losses and has not generated any revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company will require significant financing in excess of its March 31, 2008 available cash, cash equivalents, and short-term investments in order to achieve its business plan.  It is not certain that this financing will be successfully obtained.

The Company in its filing of a Current Report on Form 8-K on April 3, 2008 reported that it entered into an Asset Transfer Agreement – Baode Area (the “Baode ATA”) with BHP Billiton World Exploration Inc. (“BHP”), for the purchase by the Company of BHP’s 64.2858% participating interest held in a production sharing contract with respect to the coalbed methane and tight gas sand resources block known as the “Baode Area” located in the Shanxi Province in China.

NOTE  3.  BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company’s interim financial statements are prepared on a consolidated basis under U.S. Generally Accepted Accounting Principles as a development stage company.  Refer to Note 5 to the consolidated financial statements in year 2007 Form 10-K for a description of the Company’s significant accounting policies.

Management uses estimates and assumptions in preparing these financial statements.   Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses.  Actual results could vary from those estimates.

NOTE 4.  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of March 31, 2008 there were no new accounting standards not yet adopted that are expected to have a material effect on the Company in the foreseeable future.  The following new standards may have a future effect on the Company.

SFAS No. 141(R), “Business Combinations” -- This statement includes a number of changes in the accounting and disclosure requirements for new business combinations occurring after its effective date.  These changes affect the accounting for acquisition costs,  noncontrolling interests, acquired contingent liabilities, acquired research and development costs, restructuring costs related to the combination, changes in deferred tax asset valuation allowances and income tax uncertainties.  The statement is effective for new business combinations occurring on or the first reporting period beginning on or after December 15, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” – This statement changes the accounting and reporting for noncontrolling  (minority) interests in subsidiaries and for deconsolidation of a subsidiary.  The presentation of noncontrolling interests in the balance sheet and income statement will be revised to treat noncontrolling interests as a separate component of total consolidated equity and total consolidated net income rather than as reductions from them.  In addition, if a subsidiary is deconsolidated, the parent company will now recognize a gain or loss to net income based upon the fair value of the noncontrolling equity at that date.  The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008, but upon adoption will require restatement of prior periods for the provisions involving balance sheet and income statement line detail presentation.

SFAS No. 161. In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 5. LITIGATION AND CONTINGENCIES

The Company at March 31, 2008 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

NOTE 6.  SUBSEQUENT EVENTS

The Company in its filing of a Current Report on Form 8-K on April 8, 2008 reported that on April 2, 2008, the Company received written confirmation that the Ministry of Commerce of The People’s Republic of China approved the entry by the Company’s subsidiary, Pacific Asia Petroleum, Ltd., into that certain Production Sharing Contract entered into on October 26, 2007 with China United Coalbed Methane Corp. Ltd. (“PAPL”) for the exploitation of coalbed methane resources in the Zinjinshan block located in the Shanxi Province of China.

The Company in its Current Report on Form 8-K on April 25, 2008 reported that effective April 24, 2008, it entered into four amendment agreements (“Amendment Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) and PAPL, amending those certain four asset transfer agreements (“Chevron Agreements”) previously entered into with ChevronTexaco in September 2007 for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four coalbed methane and tight gas sand resource blocks located in the Shanxi Province of China referred to as the “Baode Area,” the “Linxing Area,” the “Shenfu Area,” and the “San Jiao Bei Area.”  The Amendment Agreements reduce the base purchase price with respect to the Baode Area from $13 million to $2 million, and make certain other revisions including the extension of deadlines for satisfaction of certain closing conditions from June 6, 2008 to November 6, 2008.  The Chevron Agreements were discussed  in Note 1 to the Company’s consolidated financial statements included in the Company’s year 2007 Annual Report on Form 10-K.

The Company in its Current Report on Form 8-K on April 25, 2008 also reported that the Company has appointed co-lead managers for a proposed offering of $75 million redeemable convertible preference shares to be issued outside the United States.  The co-lead managers are not obligated to purchase any of the securities.  The proceeds, if any, are intended to be used to fund the purchase of participating interests held by ChevronTexaco pursuant to the Chevron Agreements, as amended, and for exploration and development of these properties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” ” Company,” and “our Company” refer to Pacific Asia Petroleum, Inc., a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Ltd. (“PAPL”), Inner Mongolia Production Co (HK) Limited, and Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”). References to “PAP” refer to Pacific Asia Petroleum, Inc. prior to the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries thereof, effective May 7, 2007.  Historical financial results presented herein are the results of IMPCO from inception on August 25, 2005 to May 6, 2007 and the consolidated entity Pacific Asia Petroleum, Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as Pacific Asia Petroleum, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” included in the Company’s Annual Report on Form 10-K for 2007.  The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Effective May 7, 2007, IMPCO and ADS merged (the “Mergers”) with and into wholly-owned subsidiaries of PAP pursuant to (i) an Agreement and Plan of Merger and Reorganization (the “ADS Merger Agreement”) with DrillCo Acquisition, LLC (“ADS Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of PAP, and ADS, and (ii) an Agreement and Plan of Merger and Reorganization (the “IMPCO Merger Agreement,” and together with the ADS Merger Agreement, the “Merger Agreements”) with IMPCO Acquisition, LLC (“IMPCO Merger Sub”), a New York limited liability company and a wholly-owned subsidiary of PAP, and IMPCO.  In December 2007, IMPCO Merger Sub and ADS Merger Sub were merged with and into PAP.  Under applicable accounting standards, IMPCO was defined as the acquiring company.

Accordingly, the reportable results of operations for the Company through the merger date of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through March 31, 2008 are $4,471,423. Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses. From inception through March 31, 2008, we did not generate revenues from operations.

On March 29, 2008, Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned Hong Kong subsidiary of PAP, and PAP (together with PAPL, the “Company”), entered into an Asset Transfer Agreement – Baode Area (the “ATA”) with BHP Billiton World Exploration Inc. (“BHP”), for the purchase by the Company of BHP’s 64.2858% participating interest (“BHP Interest”) held in a production sharing contract (the “Baode PSC”) with respect to the coalbed methane (“CBM”) and tight gas sand resource block known as the “Baode Area” located in the Shanxi Province in China.  If consummated in accordance with the terms of the ATA, the Company would purchase BHP’s participating interests pursuant to, and the Company would become a party to, the Baode PSC with respect to the BHP Interest, and the Company would assume BHP’s operator obligations under certain related operating agreements, effective upon satisfaction of certain closing conditions, waivers and approvals.

The percentage interest under the Baode PSC being acquired from BHP is 64.2858%.  The Company is currently a party to an asset transfer agreement with ChevronTexaco for the purchase of the balance 35.7142% participating interest under the Baode PSC (the “CVX ATA”); accordingly, upon closing of the BHP ATA and the CVX ATA, the Company will hold 100% of the participating interest under the Baode PSC.  Upon closing, the Company will assume BHP’s operating obligations under the operating agreements related to the Baode PSC.

Effective April 24, 2008, the Company entered into four amendment agreements (“Amendment Agreements”) with ChevronTexaco and PAPL amending the Chevron Agreements (including the CVX ATA) entered into in September 2007.  Pursuant to the Amendment Agreements, the parties agreed to, among other things (i) reduce the base purchase price with respect to the Baode Area from $13 million to $2 million, (ii) remove the Company’s obligation to pay interest to ChevronTexaco on the cash portion of the base purchase price for the Baode Area assets, with final payment due upon delivery of these assets to the Company, and (iii) extend the deadlines for satisfaction of certain closing conditions, including receipt of necessary Chinese government approvals, from June 6, 2008 to November 6, 2008.  The closing of the asset transfers contemplated pursuant to the Chevron Agreements, as amended, is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce, which approvals and assignment are currently in the process of being requested.

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

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending March 31, 2009 (the “Next Year”). During the Next Year, the Company plans to focus its efforts on drilling activities under its agreement with Chifeng Zhongtong Oil and Natural Gas Co. (“CHIFENG”), commencing operations in an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”), and consummating the purchase of the ChevronTexaco participating CBM interests pursuant to the Chevron Agreements, as well as developing additional enhanced oil production opportunities in China. In addition to these opportunities, the Company plans to continue to seek to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and trading. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

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

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its current operations for the Next Year provided, however, that if the conditions precedent to the closing of the Chevron Agreements are satisfied and the Company consummates the purchase of the ChevronTexaco participating interests thereunder, the Company will be required to raise additional capital to fund the unpaid base purchase price, as well as additional capital to fund ongoing operational expenses related to the participating interests purchased from ChevronTexaco.

The remaining discussion below considers the Company’s ability to fund its other operations and overhead expenses, exclusive of the funding necessary for the Chevron Agreements, except insofar as that the deposit required for those agreements has reduced our liquidity.

As of March 31, 2008 the Company had net working capital of $12,666,676 and cash, cash equivalents and short-term investments of $12,761,124. The Company also has deposited $3,050,000 with ChevronTexaco in consideration of the Chevron Agreements in October 2007. For the three months ended March 31, 2008 the

Company incurred a net loss of $950,008. As a result of our operating losses from our inception through March 31, 2008, we generated a cash flow deficit of $3,533,408  from operating activities during this period. Cash flows used in investing activities were $3,754,528 during the period from inception (August 25, 2005) through March 31, 2008. We met our cash requirements during this period through net proceeds of $19,701,605 from the private placement of restricted equity securities.

Net cash used in operating activities for the first three months of 2008 was $648,426 compared to $437,925 for the first three months of 2007.  The increase in 2008 versus 2007 was principally due to increases in expenses paid, most of which were also incurred in the same respective years.  The cash effects of net changes in current assets and liabilities were not a significant factor.

Net cash provided by investing activities was $10,885,515 for the first three months of 2008 and $636,213 for the first three months of 2007.  The net increase was principally due to an increase of $10,250,000 in net sales of available for sale short-term securities.  Net cash effects of financing activities were not material in the first three months of 2008and the first three months of 2007.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, closing of the Chevron Agreements and purchase of the ChevronTexaco participating interests, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through March 31, 2008, virtually all of our financing has been raised through private placements of equity instruments.  The Company at March 31, 2008 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on March 31, 2008, we can sustain operations at the present “burn rate” for more than one year. We will need additional equity or debt financing to expand our operations through 2008 and we may need additional financing thereafter.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during the Next Year or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Results of Operations

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

Expenses
	Three months ended March 31,
	2008	2007
Description
Salaries	$231,064	$65,000
Consulting fees	126,383	545,849
Stock-based compensation	294,032	25,527
Legal and professional fees	158,948	7,111
Travel	46,346	48,676
Auditing	58,200	7,673
All other operating expenses	171,007	85,908
Total Operating Expenses	$1,085,980	$785,744

For the three months ended March 31, 2008, total operating expenses were $1,085,980.  For the three months ended March 31, 2007, total operating expenses were $785,744.   The increase in expenses reflects increased effort in identifying potential oil and gas opportunities. The major components of the expense differences are as follows:

•
Salaries: In the three months ended March 31, 2008, salaries totaled $231,064.   In the three months ended March 31, 2007, salaries totaled $65,000.   This increase reflects the change in the status of an officer of the Company from a consultant to the Company in the 2007 period to an employee of the Company in the 2008 period.

•
Consulting fees:  In the three months ended March 31, 2008, the consulting fees payable  in cash totaled $126,383. There was no equity compensation paid to consultants in this period. In the three months ended March 31, 2007, the consulting fees payable in cash were $210,537.  Consulting fees paid as equity compensation in this period were $335,312. The decrease in consulting fees in 2008 was principally due to non-recurring amounts in 2007 relative to merger negotiation assistance and contractual obligations on assistance in raising of equity funds prior to the Mergers.

•
Stock-based compensation:  In the three months ended March 31, 2008, expense was $294,032 for stock options and restricted stock compensation.   In the three months ended March 31, 2007, expense was $25,527.  The increase in 2008 was due to more option awards existing in 2008 and restricted stock awards not in existence in the 2007 period.

•
Legal and professional fees:  In the three months ended March 31, 2008, these fees totaled $158,948. In the three months ended March 31, 2007, these fees totaled $7,111.   The increase in these fees was due to the increase in the Company’s activities, the legal requirements to prepare SEC filings, and assistance in compliance with Sarbanes-Oxley Act requirements.

•	Travel: In the three months ended March 31, 2008, travel expense totaled $46,346. In the three months ended March 31, 2007, travel expense totaled $48,676.

•
Auditing:  In the three months ended March 31, 2008, audit and review fees totaled $58,200.  In the three months ended March 31, 2007, these fees totaled $7,673.   The increase resulted from increased auditor involvement required as a result of the change to a public company through the Mergers that occurred in May 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2007Annual Report on Form 10-K for a table summarizing the Company’s significant contractual obligations.  There have been no material changes outside the ordinary course of the Company’s business during the three months ended March 31, 2008 with respect to any of such contractual obligations.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 4 to the condensed consolidated financial statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the three months ended March 31, 2008 is not materially different from that provided in Item 7A of the Company’s 2007 Annual Report on Form 10-K.

In the three months ended March 31, 2008, the Company sold virtually all of its variable interest rate short-term corporate bond investments and replaced them with variable interest rate short-term U.S. Treasury securities.   The Company’s exposure to interest rate risk of a decrease in income if interest rates decline was essentially unchanged  as a result of these sales and purchases, as compared to December 31, 2007.

Item 4.  CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors previously disclosed in our year 2007 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 6, 2008, the Board of Directors of the Company approved the compensatory issuance of 10,000 shares of restricted Common Stock under the Company’s 2007 Stock Plan to Robert C. Stempel, upon Mr. Stempel’s appointment to the Company’s Board of Directors, effective February 11, 2008.  The shares had a fair market value per share of $12.50 on the date of grant, and are subject to a Company right of repurchase that lapses with respect to 50% of the shares on September 17, 2008, and the balance 50% on March 17, 2009, for so long as Mr. Stempel remains a director, employee or consultant of the Company, subject to the terms and conditions of a restricted stock purchase agreement entered into by and between the Company and Mr. Stempel.

On March 6, 2008, the Company issued 75,874 shares of Common Stock to Chadbourn Securities, Inc. ("Chadbourn") upon the cashless "net" exercise by Chadbourn of a placement agent warrant exercisable for 83,354 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrant was reduced from 83,354 to 75,874 shares of Common Stock to effect the cashless "net" exercise of the warrant in accordance with its terms, assuming a deemed fair market value of $13.93 per share as calculated under the warrant as the average of the high bid and the low asked price quoted for one share of the Company's Common Stock as reported on the Pink Sheets on the last trading day prior to the exercise date.  The warrant was originally issued to Chadbourn in its role as a placement agent for the Company on May 7, 2007.  Mr. Laird Q. Cagan, a member of the Board of Directors of the Company, is a Managing Director and registered representative of Chadbourn.

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

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2008.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.
Item 6.   Exhibits
Exhibit Number	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2008	Pacific Asia Petroleum, Inc.
	By:	/s/ Frank C. Ingriselli Frank C. Ingriselli President and Chief Executive Officer