Form 10-Q
period 2008-06-30
Pacific Asia Petroleum Inc
filed 2008-07-24
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-Q
————————
(Mark One) ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Issuer’s telephone number)
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

 Yes ☐                      No ☒

     The Issuer had 39,987,388 shares of its common stock outstanding as of July 24, 2008.

PACIFIC ASIA PETROLEUM, INC.
FORM 10-Q

Page

CAUTIONARY STATEMENT		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2
	Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) for the six months and the three months ended June 30, 2008 and 2007 and for the period from inception (August 25, 2005) through June 30, 2008	3
	Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (unaudited) for the period from inception (August 25, 2005) through June 30, 2008	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007 and for the period from inception (August 25, 2005) through June 30, 2008	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION	15
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,092,754	$2,208,969
Short-term investments	300,000	11,200,000
Income tax refunds receivable	28,241	-
Prepaid expenses	75,046	46,247
Deposits	52,278	22,954
Advances	368	2,758
Total current assets	11,548,687	13,480,928

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
June 30, 2008: $44,501; December 31, 2007: $20,779)	493,013	285,027
Intangible assets	384	384
Long-term advances	626,660	534,530
Deferred charges	3,657,289	3,156,058

Total Assets	$16,326,033	$17,456,927

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$51,917	$2,739
Income taxes payable	2,574	38,791
Accrued and other liabilities	430,501	122,704
Total current liabilities	484,992	164,234

Minority interest in subsidiaries	391,084	395,094

Stockholders' equity
Common stock:
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
40,006,983 as of June 30, 2008; 39,931,109 as of December 31, 2007	40,007	39,931
Preferred stock:
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of June 30, 2008 and December 31, 2007
Outstanding - none as of June 30, 2008 and December 31, 2007	-	-
Paid-in capital	20,851,615	20,251,022
Other comprehensive income - currency translation adjustment	230,760	128,061
Deficit accumulated during the development stage	(5,672,425)	(3,521,415)
Total stockholders' equity	15,449,957	16,897,599

Total Liabilities and Stockholders' Equity	$16,326,033	$17,456,927

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

					For the period
					from inception
	For the six months		For the three months		(August 25, 2005)
	ended June 30,		ended June 30,		through
	2008	2007	2008	2007	6/30/2008
Operating Expenses
Depreciation and amortization	$22,792	$3,975	$13,437	$2,250	$43,382
All other operating expenses	2,328,686	1,435,683	1,252,061	651,664	6,528,700
Total operating expenses	2,351,478	1,439,658	1,265,498	653,914	6,572,082

Operating Loss	(2,351,478)	(1,439,658)	(1,265,498)	(653,914)	(6,572,082)

Other Income (Expense)
Interest Income	193,194	177,680	67,388	140,795	910,689
Other Income	-	12,289	-	12,289	12,937
Other Expense	(72)	(42)	(72)	(42)	(786)
Total Other Income	193,122	189,927	67,316	153,042	922,840

Net loss before minority interest	(2,158,356)	(1,249,731)	(1,198,182)	(500,872)	(5,649,242)
Minority interest	7,186	1,759	3,599	1,141	15,483

Net loss before income tax expense	(2,151,170)	(1,247,972)	(1,194,583)	(499,731)	(5,633,759)
Income tax (expense) benefit	160	-	(6,419)	-	(38,666)
Net Loss	(2,151,010)	(1,247,972)	(1,201,002)	(499,731)	(5,672,425)

Other Comprehensive Income (Loss),
Net of Tax:
Foreign currency translation adjustment	102,699	26,193	34,597	21,961	230,760
Comprehensive Income (Loss)	$(2,048,311)	$(1,221,779)	$(1,166,405)	$(477,770)	$(5,441,665)

Net Loss per Share of Common Stock:

Net Loss - Basic and Diluted	$(0.05)	$(0.05)	$(0.03)	$(0.02)

Weighted Average Number of
Shares Outstanding	39,979,469	23,059,974	40,006,983	30,311,864

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
For the period from inception (August 25, 2005) to June 30, 2008
(Unaudited)
							Other
							Comprehensive	Deficit
	No. of			No. of			Income (Loss)-	Accumulated	Total
	Common			Preferred			Foreign	During the	Stockholders'
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Currency	Development	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Translation	Stage	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	4,223,424
Amortization of options fair value	-	-	-	-	-	29,065	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,086,387)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	3,371,591
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	335,312
Shares retained by Pacific Asia Petroleum original
stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-
Issued for services, compensation cost of stock options
and restricted stock	-	-	-	-	-	195,442	-	-	195,442
Currency translation	-	-	-	-	-	-	108,833	-	108,833
Net loss	-	-	-	-	-	-	-	(2,383,684)	(2,383,684)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	16,897,599
Issued on exercise of warrants	75,874	76	-	-	-	(80)	-	-	(4)
Compensation cost of stock options and restricted stock	-	-	-	-	-	600,673	-	-	600,673
Currency translation	-	-	-	-	-	-	102,699	-	102,699
Net loss	-	-	-	-	-	-	-	(2,151,010)	(2,151,010)
Balance - June 30, 2008	40,006,983	$40,007	$-	-	$-	$20,851,615	$230,760	$(5,672,425)	$15,449,957

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2008 and 2007,
and for the period from inception (August 25, 2005) to June 30, 2008
(Unaudited)

			For the period
	Six months	Six months	from inception
	ended	ended	(August 25, 2005)
	June 30,	June 30,	through
	2008	2007	June 30, 2008
Cash flows from operating activities
Net loss	$(2,151,010)	$(1,247,972)	$(5,672,425)
Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	(56,644)	(41,779)	(157,191)
Currency transaction loss	52,822	-	96,266
Stock-related compensation	715,173	386,366	1,472,597
Minority interest in net loss	(7,186)	(1,759)	(15,483)
Depreciation and amortization expense	22,792	3,975	43,382
Changes in current assets and current
liabilities:
(Increase) in accrued interest and other receivables	(28,241)	(13,280)	(28,241)
(Increase) decrease in advances	2,390	-	(368)
(Increase) decrease in deposits	(29,324)	1,080	(52,278)
(Increase) in prepaid expenses	(20,294)	(16,819)	(66,541)
Increase in accounts payable	47,947	81,846	35,535
Increase (decrease) in income tax and accrued liabilities	153,112	(109,458)	161,302
Net cash used in operating activities	(1,298,463)	(957,800)	(4,183,445)

Cash flows from investing activities
Net sales (purchases ) of available for sale short-term securities	10,900,000	(13,825,000)	(300,000)
(Increase) in deferred charges	(500,000)	-	(3,656,058)
Additions to property, plant and equipment	(219,009)	(18,559)	(502,994)
Net cash provided by (used in) investing activities	10,180,991	(13,843,559)	(4,459,052)

Cash flows from financing activities
Payment of notes payable	-	-	(5,000)
Increase in minority interest investment	-	40,020	399,430
(Increase) in long-term advances to minority shareholder	-	-	(400,507)
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	-	15,385,982	19,673,605
Net cash provided by (used in) financing activities	-	15,426,002	19,695,528

Effect of exchange rate changes on cash	1,257	1,445	39,723

Net increase in cash and cash equivalents	8,883,785	626,088	11,092,754
Cash and cash equivalents at beginning of period	2,208,969	1,867,374	-
Cash and cash equivalents at end of period	$11,092,754	$2,493,462	$11,092,754

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$38,536	$-	$38,571

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$-	$335,312	$532,917
Stock issuance costs paid as warrants issued	$-	$-	$929,477
Warrants exercised for common stock	$(4)	$-	$(4)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements June 30, 2008 (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pacific Asia Petroleum, Inc. and subsidiaries (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s year 2007 Annual Report on Form 10-K.  The results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of future results.

NOTE  2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in year 2007 Form 10-K for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date, the Company has incurred expenses and sustained losses and has not generated any revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company will require significant financing in excess of its June 30, 2008 available cash, cash equivalents, and short-term investments in order to achieve its business plan.  It is not certain that this financing will be successfully obtained.

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

NOTE 4.  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of June 30, 2008 there were no new accounting standards not yet adopted that are expected to have a material effect on the Company in the foreseeable future.  The following new standards may have a future effect on the Company.

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” – This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary.  The presentation of noncontrolling interests in the balance sheet and income statement will be revised to treat noncontrolling interests as a separate component of total consolidated equity and total consolidated net income, rather than as reductions from them.  In addition, if a subsidiary is deconsolidated, the parent company will now recognize a gain or loss to net income based upon the fair value of the noncontrolling equity at that date.  The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008, but upon adoption will require restatement of prior periods for the provisions involving balance sheet and income statement line detail presentation.

SFAS No. 161, In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 5. LITIGATION AND CONTINGENCIES

The Company at June 30, 2008 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

NOTE 6.  SUBSEQUENT EVENTS

The Company in its Current Report on Form 8-K on July 8, 2008 reported that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Navitas Corporation, a Nevada corporation (“Navitas”), whose sole assets at the time of merger were comprised of 480,000 shares of Common Stock of the Company and certain deferred tax assets, and Navitas LLC, a Nevada limited liability company affiliated with Navitas and whose members consisted of Navitas shareholders.  The shareholders of Navitas received a total of 450,005 shares of Company Common Stock in return for 100% of the shares of Navitas.  The merger was effective July 2, 2008.  At that date Navitas was merged into the Company, and Navitas ceased to exist as a separate corporation.  The transaction was entered into as an accommodation to a significant shareholder of the Company, to simplify the Company’s capital structure, and to effectuate a reduction in the Company’s outstanding common shares, resulting in a net decrease of 29,995 shares outstanding.

A majority in interest of Navitas’ and Navitas LLC’s shareholders and members, respectively, were shareholders of the Company prior to the merger.  In addition, Adam McAfee, the President of Navitas and Managing Director of Navitas, LLC, is the brother of Eric A. McAfee, a beneficial owner of approximately 8.1% of the Company’s Common Stock and 50% owner of Cagan McAfee Capital Partners, LLC, a fund owned 50% by Mr. Laird Q. Cagan, member of the Company’s Board of Directors and beneficial owner of approximately 9.0% of the Company’s Common Stock.

As a result of the above merger, the Company expects to record an extraordinary gain to income in the three month and nine month periods ending September 30, 2008. This is because the assigned fair value of assets to be acquired is greater than their cost.

On May 20, 2008, the Company entered into an advisory letter agreement (“Letter Agreement”) with Somerley Limited (“Somerley”), a Hong Kong based specialist financial services company, under which Somerley would help the Company pursue certain business opportunities. Terms of the agreement included a cash payment, as well as the issuance of 5,000 shares of the Company’s common stock to Somerley. At June 30, 2008, the Company accrued a liability of $114,500, representing the market value of 5,000 shares of the Company’s common stock on the date of the agreement. In July 2008, the liability was satisfied upon the issuance of the 5,000 shares.

Also in July, 5,400 shares of restricted stock vested, thus becoming issued and outstanding shares.

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

Members of the Company’s senior management team have experience in the fields of international business development, finance, petroleum engineering, geology, field development and production, and operations. Several members of the Company’s management team have held management and executive positions with Texaco Inc. and have managed energy projects in China, elsewhere in Asia and in other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering and sales in China’s energy sector.

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

Accordingly, the reportable results of operations for the Company through the merger date of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through June 30, 2008 are $5,672,425. Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses. From inception through June 30, 2008, we did not generate revenues from operations.

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

On April 2, 2008, the Company received written confirmation that the Ministry of Commerce of The People’s Republic of China approved the entry by the Company’s subsidiary, PAPL, into that certain Production Sharing Contract entered into on October 26, 2007 with China United Coalbed Methane Corp. Ltd. for the exploitation of coalbed methane resources in the Zinjinshan block located in the Shanxi Province of China.

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

To date, although the Company has not yet generated any operating revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements, as well as possible acquisition and development activities. In order to fully implement its business strategy, including the consummation of the asset transfers contemplated pursuant to the Chevron Agreements, the Company will need to raise significant additional capital. In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to revise its business plan and possibly cease operations completely.

You should read the information in this Item 2 together with our unaudited condensed financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending June 30, 2009 (the “Next Year”). During the Next Year, the Company plans to focus its efforts on drilling activities under its agreement with Chifeng Zhongtong Oil and Natural Gas Co. (“CHIFENG”), commencing operations in an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”), and consummating the purchase of the ChevronTexaco participating CBM interests pursuant to the Chevron Agreements, as well as developing additional enhanced oil production opportunities in China. In addition to these opportunities, the Company plans to continue to seek to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and trading. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

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

As of June 30, 2008, the Company had net working capital of $11,063,695 and cash, cash equivalents and short-term investments of $11,392,754. The Company also has deposited $3,050,000 with ChevronTexaco in consideration of the Chevron Agreements in October 2007 and $500,000 with BHP in consideration of the agreement to purchase the BHP Interest. For the six months ended June 30, 2008, the Company incurred a net loss of $2,151,010. As a result of our operating losses from our inception through June 30, 2008, we generated a cash flow deficit of $4,183,445 from operating activities. Cash flows used in investing activities were $4,459,052 during the period from inception through June 30, 2008.  We met our cash requirements during this period through net proceeds of $19,701,605 from the private placement of restricted equity securities.

Net cash used in operating activities for the first six months of 2008 was $1,298,463, compared to $957,800 for the first six months of 2007.  The increase in 2008 versus 2007 was due to increases in expenses and the cash effects of changes in current assets and current liabilities.

Net cash provided by investing activities was $10,180,991 for the first six months of 2008, as compared to net cash used in investing activities of $13,843,559 for the first six months of 2007.  The net change was principally due to $10,900,000 in net sales of available for sale short-term securities in six months, 2008 versus net purchases of $13,825,000 of such securities in six months, 2007. There were no net cash effects from financing activities in the first six months of 2008 versus $15,426,002 of cash provided from financing activities during the first six months of 2007, principally due to the issuance of equity securities.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, closing of the Chevron Agreements and purchase of the ChevronTexaco participating interests, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through June 30, 2008, virtually all of our financing has been raised through private placements of equity instruments.  The Company at June 30, 2008 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on June 30, 2008, we can sustain operations at the present “burn rate” for more than one year. We will need additional equity or debt financing to expand our operations through 2008 and we may need additional financing thereafter.

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

Revenues

We have generated no revenues from operations since IMPCO’s inception on August 25, 2005. We hope to begin generating revenues from operations later in 2008, as the Company transitions from a development stage company to that of an active growth stage company.

Expenses
	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Description
Salaries	$620,620	$318,411	$389,556	$253,411
Consulting fees	178,827	602,667	52,444	56,818
Stock-based compensation	600,672	51,054	306,641	25,527
Legal and professional fees	233,877	66,387	129,754	59,276
Travel	114,751	100,154	68,404	51,477
Auditing	116,483	70,578	58,284	62,904
All other operating expenses	486,248	230,407	260,415	144,501
Total Operating Expenses	$2,351,478	$1,439,658	$1,265,498	$653,914

Six months, 2008 versus six months, 2007

For the six months ended June 30, 2008, total operating expenses before income taxes were $2,351,478.  For the six months ended June 30, 2007, total operating expenses before income taxes were $1,439,658.   The increase in expenses reflects increased effort in identifying potential oil and gas opportunities and seeking related financing. The major components of the expense differences are as follows:

•
Salaries: For six months ended June 30, 2008, salaries totaled $620,620.   For six months ended June 30, 2007, salaries totaled $318,411.   The increase of $302,209 was principally due to additional personnel in 2008 and the change in the status of an officer of the Company from a consultant in the 2007 period to an employee in 2008.

•
Consulting fees:  For six months ended June 30, 2008, consulting fees payable in cash totaled $64,327. Consulting fees recorded as vested equity compensation in this period totaled $114,500.  For six months ended June 30, 2007, consulting fees payable in cash were $267,355.  Consulting fees recorded as vested equity compensation in this period were $335,312. The total decrease of $423,840 in consulting fees in 2008 was principally due to non-recurring amounts in 2007 relative to merger negotiation assistance and contractual obligations for assistance in the raising of equity funds prior to the Mergers.

•
Stock-based compensation:  For six months ended June 30, 2008, expense was $600,672 for stock options and restricted stock compensation.   For six months ended June 30, 2007, expense was $51,054.  The increase of $549,618 in 2008 was due to option and restricted stock awards existing during 2008 that were not existing in the 2007 period.

•
Legal and professional fees:  For six months ended June 30, 2008, these fees totaled $233,877.  For six months ended June 30, 2007, these fees totaled $66,387.   The increase in these fees of $167,490 was due to the increase in the Company’s activities, the legal requirements to prepare SEC filings, and assistance in compliance with Sarbanes-Oxley Act requirements.

•
Travel:  For six months ended June 30, 2008, travel expense totaled $114,751.   For six months ended June 30, 2007, travel expense totaled $100,154.  The increase of $14,597 was due to increased travel in 2008 related to acquisition and possible financing activity.

•
Auditing:  For six months ended June 30, 2008, audit and review fees totaled $116,483.  For six months ended June 30, 2007, these fees totaled $70,578.   The increase of $45,905 resulted principally from increased auditor involvement in the first quarter ended March 31, 2008 as a result of the change to a public company through the Mergers in May 2007.

 Three months ended June 30, 2008 versus three months ended June 30, 2007

•
Salaries: For three months ended June 30, 2008, salaries totaled $389,556 versus $253,411 for three months ended June 30, 2007.  The total increase of $136,145 includes $65,973 in the 2008 period due to reclassification of prior period 2008 consulting expense to salaries in the current period, reflecting the change in status of certain personnel from consultant to employee.  The remaining increase of $70,172 is principally due to current period expense for additional personnel in the 2008 period and the change in status of an officer of the Company from a consultant to an employee in 2008.

•
Consulting fees:  For three months ended June 30, 2008, consulting fees payable in cash were negative due to a reclassification of two persons from consultant status to employee status.  For the three months ended June 30, 2007, consulting fees payable in cash totaled $56,818. Consulting fees recorded as vested equity compensation were $114,500 for three months ended June 30, 2008, versus none for three months ended June 30, 2007, reflecting activity only in the 2008 period.  The decrease in cash consulting fees of $118,874 was principally due to a reclassification of prior 2008 consulting fees of $65,973 to salaries expense in the 2008 period (as noted above in discussion of salaries expense).  The remaining decrease of $52,901 in cash consulting fees was due to current period expense for the change in status an officer of the Company and reclassification of other personnel from consultants to employees in 2008.  The consulting fees recorded as vested equity compensation in 2008 were related to review and consultation on possible asset acquisitions.

•
Stock-based compensation:  For three months ended June 30, 2008, expense was $306,641 for stock options and restricted stock compensation, versus $25,527 for three months ended June 30, 2007.  The increase of $281,114 was due to option and restricted stock awards existing during 2008 that were not existing in the 2007 period.

•
Legal and professional fees:  For three months ended June 30, 2008, these fees totaled  $129,754 versus $59,276 for three months ended June 30, 2007.  The increase of $70,478 was due to the increase in the Company’s activities, the legal requirements to prepare SEC filings, and assistance in compliance with Sarbanes-Oxley Act requirements.

•
Travel:  For three months ended June 30, 2008, travel expense totaled $68,404 versus   $51,477 for three months ended June 30, 2007.  The increase of $16,927 was due to increased travel activity in 2008 related to acquisition and possible financing activity.

•
Auditing: For three months ended June 30, 2008, auditing expense totaled $58,284, versus $62,904 for three months ended June 30, 2007.  The decrease of $4,620 was due to greater activity in 2007 related to the Mergers in May 2007, which was non-recurring in 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2007 Annual Report on Form 10-K for a table summarizing the Company’s significant contractual obligations.  There have been no material changes outside the ordinary course of the Company’s business during the six months ended June 30, 2008 with respect to any of such contractual obligations.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 4 to the condensed consolidated financial statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the six months ended June 30, 2008 is not materially different from that provided in Item 7A of the Company’s 2007 Annual Report on Form 10-K.

Early in 2008, the Company sold virtually all of its variable interest rate short-term corporate bond investments and replaced them with variable interest rate short-term U.S. Treasury securities.   The Company’s exposure to a decrease in income if interest rates decline was essentially unchanged  as a result of these sales and purchases, as compared to December 31, 2007.

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

There was no change in the Company’s internal controls over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, the Company entered into a Letter Agreement with Somerley, pursuant to which the Company was obligated to issue on such date 5,000 shares of Company Common Stock to Somerley (the “Somerely Shares”) as partial consideration for the Company’s engagement of Somerley for certain advisory services.  The issuance of the Somerley Shares was approved by the Company’s Board of Directors by unanimous written consent on July 1, 2008, at a price of $22.90 per share, which was the fair market value per share of the Somerley Shares as determined by the Board of Directors as of May 20, 2008, the date that the Company was obligated to issue such shares pursuant to the Letter Agreement.

No underwriters were involved in the transaction described above.  All of the securities issued in the foregoing transaction were issued by us in reliance upon the exemption from registration available under Regulation S of the Securities Act, in that the transaction involved the issuance and sale of our securities outside the United States in an offshore transaction that did not involve directed selling efforts within the United States.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

As disclosed in our Form 8-K filed with the Securities and Exchange Commission on July 8, 2008, and in Note 6 – Subsequent Events footnote to this Form 10Q, the Company completed a merger with Navitas Corporation on July 2, 2008.  Navitas’ assets primarily consisted of 480,000 shares of the Company’s common stock.  The Company issued 450,005 of its common shares in consideration for the merger.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the six months ended June 30, 2008.

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

Dated: July 24, 2008	Pacific Asia Petroleum, Inc.
	By:	/s/ Frank C. Ingriselli Frank C. Ingriselli President and Chief Executive Officer