Form 10-Q
period 2008-09-30
Pacific Asia Petroleum Inc
filed 2008-11-03
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-Q
————————
(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

 Yes ☐                      No ☒

     The Issuer had 40,006,185 shares of its common stock outstanding as of November 3, 2008.

- Table of Contents -

PACIFIC ASIA PETROLEUM, INC.
FORM 10-Q
Table of Contents

		Page

CAUTIONARY STATEMENT		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2
	Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) for the nine months and the three months ended September 30, 2008 and 2007 and for the period from inception (August 25, 2005) through September 30, 2008	3
	Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (unaudited) for the period from inception (August 25, 2005) through September 30, 2008	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007 and for the period from inception (August 25, 2005) through September 30, 2008	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION	16
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

SIGNATURES		19

i

- Table of Contents -

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

- Table of Contents -

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,195,025	$2,208,969
Short-term investments	300,000	11,200,000
Income tax refunds receivable	27,868	-
Prepaid expenses	76,126	46,247
Deposits	30,291	22,954
Advances	531	2,758
Total current assets	10,629,841	13,480,928

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
September 30, 2008: $61,921; December 31, 2007: $20,779)	567,684	285,027
Intangible assets	384	384
Long-term advances	659,953	534,530
Deferred charges	3,719,479	3,156,058

Total Assets	$15,577,341	$17,456,927

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,060	$2,739
Income taxes payable	3,860	38,791
Accrued and other liabilities	348,586	122,704
Total current liabilities	379,506	164,234

Minority interest in subsidiaries	388,574	395,094

Stockholders' equity
Common stock:
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
40,006,185 as of September 30, 2008; 39,931,109 at December 31, 2007	40,006	39,931
Preferred stock:
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of September 30, 2008 and December 31, 2007
Outstanding - none as of September 30, 2008 and December 31, 2007	-	-
Paid-in capital	21,349,618	20,251,022
Other comprehensive income - currency translation adjustment	250,042	128,061
Deficit accumulated during the development stage	(6,830,405)	(3,521,415)
Total stockholders' equity	14,809,261	16,897,599

Total Liabilities and Stockholders' Equity	$15,577,341	$17,456,927

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

- Table of Contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

					For the period
					from inception
	For the nine months		For the three months		(August 25, 2005)
	ended September 30,		ended September 30,		through
	2008	2007	2008	2007	9/30/2008
Operating Expenses
Depreciation	$40,115	$10,039	$17,323	$6,064	$60,705
All other operating expenses	3,562,286	2,018,354	1,233,600	582,671	7,762,300
Total operating expenses	3,602,401	2,028,393	1,250,923	588,735	7,823,005

Operating Loss	(3,602,401)	(2,028,393)	(1,250,923)	(588,735)	(7,823,005)

Other Income (Expense)
Interest income	275,231	411,008	82,037	233,328	992,726
Other income	14,695	12,937	14,695	648	27,632
Other expense	(37)	(713)	35	(671)	(751)
Total Other Income	289,889	423,232	96,767	233,305	1,019,607

Net loss before income taxes and
minority interest	(3,312,512)	(1,605,161)	(1,154,156)	(355,430)	(6,803,398)
Income tax (expense) benefit	(6,647)	-	(6,807)	-	(45,473)

Net loss before minority interest	(3,319,159)	(1,605,161)	(1,160,963)	(355,430)	(6,848,871)
Minority interest	10,169	4,165	2,983	2,406	18,466

Net Loss	(3,308,990)	(1,600,996)	(1,157,980)	(353,024)	(6,830,405)

Other Comprehensive Income (Loss),
Net of Tax:
Foreign currency translation adjustment	121,981	63,272	19,282	37,079	250,042
Comprehensive Income (Loss)	$(3,187,009)	$(1,537,724)	$(1,138,698)	$(315,945)	$(6,580,363)

Net Loss per Share of Common Stock:

Net Loss - Basic and Diluted	$(0.08)	$(0.06)	$(0.03)	$(0.01)

Weighted Average Number of
Shares Outstanding	39,993,133	28,744,811	39,984,024	39,931,106

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

- Table of Contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
For the period from inception (August 25, 2005) to September 30, 2008
(Unaudited)
							Other
							Comprehensive	Deficit
	No. of			No. of			Income (Loss)-	Accumulated	Total
	Common			Preferred			Foreign	During the	Stockholders'
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Currency	Development	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Translation	Stage	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	4,223,424
Amortization of options fair value	-	-	-	-	-	29,065	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,086,387)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	3,371,591
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	335,312
Shares retained by Pacific Asia Petroleum original
stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-
Issued for services, compensation cost of stock options
and restricted stock	-	-	-	-	-	195,442	-	-	195,442
Currency translation	-	-	-	-	-	-	108,833	-	108,833
Net loss	-	-	-	-	-	-	-	(2,383,684)	(2,383,684)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	16,897,599
Issued on exercise of warrants	79,671	80	-	-	-	(83)	-	-	(3)
Vesting of restricted stock	10,400	10	-	-	-	(10)	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	963,187	-	-	963,187
Issued for services	15,000	15	-	-	-	137,985	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)	-	-	(8,179,104)
Currency translation	-	-	-	-	-	-	121,981	-	121,981
Net loss	-	-	-	-	-	-	-	(3,308,990)	(3,308,990)
Balance - September 30, 2008	40,006,185	$40,006	$-	-	$-	$21,349,618	$250,042	$(6,830,405)	$14,809,261

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

- Table of Contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2008 and 2007,
and for the period from inception (August 25, 2005) to September 30, 2008
(Unaudited)

			For the period
	Nine months	Nine months	from inception
	ended	ended	(August 25, 2005)
	September 30,	September 30,	through
	2008	2007	September 30, 2008
Cash flows from operating activities
Net loss	$(3,308,990)	$(1,600,996)	$(6,830,405)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	(88,440)	(65,375)	(188,987)
Currency transaction loss	56,310	37,107	99,754
Stock-related compensation	1,101,187	411,893	1,858,611
Minority interest in net loss	(10,169)	(4,165)	(18,466)
Depreciation and amortization expense	40,115	10,039	60,705
Changes in current assets and current
liabilities:
(Increase) decrease in accrued interest and other receivables	(27,868)	(23,454)	(27,868)
(Increase) decrease in advances	2,227	-	(531)
(Increase) in deposits	(7,337)	(10,036)	(30,291)
(Increase) decrease in prepaid expenses	(29,879)	(8,320)	(76,126)
Increase (decrease) in accounts payable	24,321	(11,300)	11,909
Increase (decrease) in income tax and accrued liabilities	133,306	(129,734)	141,496
Net cash used in operating activities	(2,115,217)	(1,394,341)	(5,000,199)

Cash flows from investing activities
Net sales (purchases ) of available for sale short-term securities	10,900,000	(10,300,199)	(300,000)
Increase in deferred charges	(513,421)	(3,109,553)	(3,669,479)
Additions to property, plant and equipment	(309,563)	(77,467)	(593,548)
Net cash provided by (used in) investing activities	10,077,016	(13,487,219)	(4,563,027)

Cash flows from financing activities
Payment of notes payable	-	(5,000)	(5,000)
Increase in minority interest investment	-	40,020	399,430
Increase in long-term advances to minority shareholder	-	-	(400,507)
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	(2,513)	15,385,982	19,671,092
Net cash provided by (used in) financing activities	(2,513)	15,421,002	19,693,015

Effect of exchange rate changes on cash	26,770	3,566	65,236

Net increase in cash and cash equivalents	7,986,056	543,008	10,195,025
Cash and cash equivalents at beginning of period	2,208,969	1,867,374	-
Cash and cash equivalents at end of period	$10,195,025	$2,410,382	$10,195,025

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$43,684	$-	$43,719

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$138,000	$335,312	$670,917
Stock issuance costs paid as warrants issued	$-	$-	$929,477
Warrants exercised for common stock	$(3)	$-	$(3)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

- Table of Contents -

Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements September 30, 2008 (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pacific Asia Petroleum, Inc. and subsidiaries (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s year 2007 Annual Report on Form 10-K.  The results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of future results.

NOTE  2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in year 2007 Form 10-K for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date, the Company has incurred expenses and sustained losses and has not generated any revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company will require significant financing in excess of its September 30, 2008 available cash, cash equivalents, and short-term investments in order to achieve its business plan.  It is not certain that this financing will be successfully obtained.

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

NOTE 4.  NAVITAS ACQUISITION

On July 1, 2008 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Navitas Corporation, a Nevada corporation (“Navitas”), whose primary assets at the time of merger were comprised of 480,000 shares of Common Stock of the Company and certain deferred tax assets, and Navitas LLC, a Nevada limited liability company affiliated with Navitas and whose members consisted of Navitas shareholders.  The shareholders of Navitas received a total of 450,005 shares of Company Common Stock in return for 100% of the shares of Navitas.  The merger was effective July 2, 2008.  At that date Navitas was merged into the Company, and Navitas ceased to exist as a separate corporation.  The transaction resulted in a net decrease of 29,995 shares of the Company’s outstanding common shares.

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

- Table of Contents -

The acquisition of Navitas was accounted for as a merger involving treasury stock and immaterial net working capital. No value was assigned to deferred tax assets acquired. The purchase price paid of 450,005 shares of Common Stock of the Company was valued at $18.17 per share based on a seven-day weighted average related to the measurement date.  No gain was recognized on the net reduction of 29,995 shares outstanding in the company’s stock.  The total absolute dollar amounts recorded for shares issued and shares acquired were the same except for certain transaction costs recorded as additional cost of shares acquired.  No cash consideration was paid by the Company in the merger.

NOTE 5.  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of September 30, 2008 there were no new accounting standards not yet adopted that are expected to have a material effect on the Company in the foreseeable future.  The following new standards may have a future effect on the Company.

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

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has

- Table of Contents -

occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its consolidated financial statements.

NOTE 6. LITIGATION AND CONTINGENCIES

The Company at September 30, 2008 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

- Table of Contents -

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

The Company was originally incorporated in Delaware on December 12, 1979 as Gemini Marketing Associates Inc., subsequently changed its name to Pacific East Advisors, Inc., and on May 7, 2007 consummated a reverse merger involving IMPCO and ADS (the “Mergers”), in connection with which the Company changed its name to Pacific Asia Petroleum, Inc.  Under applicable accounting standards, IMPCO was defined as the acquiring company in the Mergers.

- Table of Contents -

Accordingly, the reportable results of operations for the Company through the date of the Mergers of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through September 30, 2008 are $6,830,405.  Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses. From inception through September 30, 2008, we did not generate revenues from operations.

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

On September 30, 2008 , the Company entered into an Agreement on Cooperation with Well Lead Group Limited (“Well Lead”) relating to the possible acquisition of a participating interest in two onshore producing areas in the People’s Republic of China.   The acquisition, as presently contemplated, would involve purchase by the Company from Well Lead of up to a 39% interest in Northeast Oil (China) Development Ltd. , which owns a 95% interest in currently  producing oilfield blocks Fu710 and Meilisi723 located in the Fulaerjiqu Oilfield in Qiqihar City, Heilongjiang Province.  The parties have agreed to work toward finalizing a sale and purchase agreement for this transaction by November 30, 2008.

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

- Table of Contents -

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending September 30, 2009 (the “Next Year”). During the Next Year, the Company plans to focus its efforts on drilling activities under its agreement with Chifeng Zhongtong Oil and Natural Gas Co. (“CHIFENG”), commencing operations in an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”), consummating due diligence review and possible acquisition transaction with Well Lead, and consummating the purchase of the ChevronTexaco participating CBM interests pursuant to the Chevron Agreements, as well as developing additional enhanced oil production opportunities in China. In addition to these opportunities, the Company plans to continue to seek to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and trading. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

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

As of September 30, 2008, the Company had net working capital of $10,250,335 and cash, cash equivalents and short-term investments of $10,495,025. The Company also has deposited $3,050,000 with ChevronTexaco in consideration of the Chevron Agreements in October 2007 and $500,000 with BHP in consideration of the agreement to purchase the BHP Interest. For the nine months ended September 30, 2008, the Company incurred a

- Table of Contents -

net loss of $3,308,990. As a result of our operating losses from our inception through September 30, 2008, we generated a cash flow deficit of $5,000,199 from operating activities. Cash flows used in investing activities were $4,563,027 during the period from inception through September 30, 2008.  We met our cash requirements during this period through net proceeds of $19,671,092 from the private placement of restricted equity securities.

Net cash used in operating activities for the first nine months of 2008 was $2,115,217, compared to $1,394,341 for the first nine months of 2007.  The increase in 2008 versus 2007 was due to increases in expenses.

Net cash provided by investing activities was $10,077,016 for the first nine months of 2008, as compared to net cash used in investing activities of $13,487,219 for the first nine months of 2007.  The net change was principally due to $10,900,000 in net sales of available for sale short-term securities in nine months, 2008 versus net purchases of $10,300,199 of such securities in nine months, 2007. There were minor net cash effects from financing activities in the first nine months of 2008 versus $15,421,002 of cash provided from financing activities during the first nine months of 2007, principally due to the issuance of equity securities.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, closing of the acquisition transaction with Well Lead, closing of the Chevron Agreements and purchase of the ChevronTexaco participating interests, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through September 30, 2008, virtually all of our financing has been raised through private placements of equity instruments.  The Company at September 30, 2008 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on September 30, 2008, we can sustain operations at the present “burn rate” for more than one year. We will need additional equity or debt financing to expand our operations through 2009 and we may need additional financing thereafter.

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

- Table of Contents -

Next Year.  This policy may have a material effect on the Company’s results of operations during the Next Year.

Revenues

We have generated no revenues from operations since IMPCO’s inception on August 25, 2005. We hope to begin generating revenues from operations later in 2008, as the Company transitions from a development stage company to that of an active growth stage company.

Expenses
	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Description
Salaries	$960,570	$502,658	$339,950	$184,247
Consulting fees	336,767	659,507	84,834	56,840
Stock-based compensation	963,187	76,581	362,515	25,527
Legal and professional fees	335,544	176,178	101,667	109,791
Travel	208,414	144,902	93,664	44,748
Auditing	143,633	99,747	27,150	29,169
All other operating expenses	654,286	368,820	241,143	138,414
Total Operating Expenses	$3,602,401	$2,028,393	$1,250,923	$588,736

Nine months ended September 30, 2008 versus nine months ended September 30, 2007

For the nine months ended September 30, 2008, total operating expenses before income taxes were $3,602,401.  For the nine months ended September 30, 2007, the comparable amount was $2,028,393.   The increase in expenses reflects increased effort in identifying potential oil and gas opportunities,  seeking related financing and increased administrative costs. The major components of the expense differences are as follows:

•
Salaries: For nine months ended September 30, 2008, salaries totaled $960,570.   For nine months ended September 30, 2007, salaries totaled $502,658.   The increase of $457,912 was principally due to additional personnel in 2008 and the change in the status of an officer of the Company from a consultant in the 2007 period to an employee in 2008.

•
Consulting fees:  For nine months ended September 30, 2008, consulting fees payable in cash totaled $198,767. Consulting fees recorded as vested equity compensation in this period totaled $138,000.  For nine months ended September 30, 2007, consulting fees payable in cash were $324,195.  Consulting fees recorded as vested equity compensation in this period were $335,312. The total decrease of $322,740 in consulting fees in 2008 was principally due to non-recurring amounts in 2007 relative to merger negotiation assistance and contractual obligations for assistance in the raising of equity funds prior to the Mergers. This was partially offset by increased cash consulting for Sarbanes-Oxley compliance work.

•
Stock-based compensation:  For nine months ended September 30, 2008, expense was $963,187 for stock options and restricted stock compensation.   For nine months ended September 30, 2007, expense was $76,581.  The increase of $886,606 in 2008 was due to option and restricted stock awards existing during 2008 that were not present in the 2007 period.

•
Legal and professional fees:  For nine months ended September 30, 2008, these fees totaled $335,544.  For nine months ended September 30, 2007, these fees totaled $176,178.   The increase in these fees of $159,366 was due to the increase in the Company’s activities, the legal requirements to prepare SEC filings, and assistance in compliance with Sarbanes-Oxley Act requirements.

- Table of Contents -

•
Travel:  For nine months ended September 30, 2008, travel expense totaled $208,414.   For nine months ended September 30, 2007, travel expense totaled $144,902.  The increase of $63,512 was due to increased travel in 2008 related to acquisition and possible financing activity.

•
Auditing:  For nine months ended September 30, 2008, audit and review fees totaled $143,633.  For nine months ended September 30, 2007, these fees totaled $99,747.   The increase of $43,886 resulted principally from increased auditor involvement in the first quarter ended March 31, 2008 (versus the first quarter ended March 31, 2007) as a result of the change to a public company through the Mergers in May 2007.

 Three months ended September 30, 2008 versus three months ended September 30, 2007

For the three months ended September 30, 2008, total operating expenses before income taxes were $1,250,923.  For the three months ended September 30, 2007, the comparable amount was $588,735.  The increase in expenses reflects increased effort in identifying potential oil and gas opportunities, seeking related financing, and increased administrative costs.  The major components of the expense differences are as follows:

•
Salaries: For three months ended September 30, 2008, salaries totaled $339,950 versus $184,247  for three months ended September 30, 2007.  The increase of $155,703 is principally due to current period expense for additional personnel in the 2008 period and the change in status of an officer of the Company from a consultant to an employee in 2008.

•
Consulting fees:  For three months ended September 30, 2008, consulting fees payable in cash totaled $61,334 versus $56,840 for the three months ended September 30, 2007. Consulting fees recorded as vested equity compensation were $23,500 for three months ended September 30, 2008, versus none for three months ended September 30, 2007. The increase in cash consulting fees of $4,494 was principally due to increased consulting for Sarbanes-Oxley compliance work, partially offset by a decrease for the change in status of an officer of the Company and reclassification of other personnel from consultants to employees in 2008.

•
Stock-based compensation:  For three months ended September 30, 2008, expense was $362,515 for stock options and restricted stock compensation, versus $25,527 for three months ended September 30, 2007.  The increase of $336,988 was due to option and restricted stock awards existing during 2008 that were not present in the 2007 period.

•	Legal and professional fees: For three months ended September 30, 2008, these fees totaled $101,667 versus $109,791 for three months ended September 30, 2007, a decrease of $8,124.

•
Travel:  For three months ended September 30, 2008, travel expense totaled $93,664 versus   $44,748 for three months ended September 30, 2007.  The increase of $48,916 was due to increased travel activity in 2008 related to acquisition and possible financing activity.

•	Auditing: For three months ended September 30, 2008, auditing expense totaled $27,150 versus $29,169 for three months ended September 30, 2007, a decrease of $2,019.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2007 Annual Report on Form 10-K for a table summarizing the

- Table of Contents -

Company’s significant contractual obligations.  There have been no material changes outside the ordinary course of the Company’s business during the nine months ended September 30, 2008 with respect to any of such contractual obligations.

On September 15, 2008, Pacific Asia Petroleum, Inc. (the “Company”) received from Station Plaza Associates the fully-executed First Amendment to Lease (the “Lease Amendment”), between Station Plaza Associates and the Company, which amends that certain Lease Agreement (the “Lease”), dated December 1, 2006, entered into between the parties with respect to the Company’s office space located at 250 East Hartsdale Avenue, Hartsdale, New York.

Pursuant to the Lease Amendment, effective September 10, 2008, the term of the Lease is extended until November 30, 2010, and the rentable square footage is increased from 1,378 square feet to 1,978 square feet to better accommodate existing Company employees and to provide for potential additional future staffing needs.  The estimated total additional operating lease commitment under the Lease Amendment is approximately $123,000 through lease expiration on November 30, 2010, excluding management fees and operating expenses, and depending upon the completion date of certain renovations required to be completed by Station Plaza Associates under the Lease Amendment.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 4 to the condensed consolidated financial statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the nine months ended September 30, 2008 is not materially different from that provided in Item 7A of the Company’s 2007 Annual Report on Form 10-K.

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

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

- Table of Contents -

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2008, the Company issued 3,797 shares of Common Stock to William C. Frasco & Gina Frasco, JTWROS ("Frasco") upon the partial cashless "net" exercise by Frasco of 4,500 shares of Company Common Stock under a placement agent warrant exercisable for an aggregate of 19,500 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrant was reduced from 4,500 to 3,797 shares of Common Stock to effect the cashless "net" exercise of the warrant in accordance with its terms, assuming a deemed fair market value of $8.00 per share as calculated under the warrant as the mean price per share between the representative bid and asked prices on the close of business on July 31, 2008, the business day immediately prior to the date of exercise in the domestic over-the-counter market as reported by Pink Sheets LLC.  The warrant was originally issued to Frasco in his role as a placement agent for the Company on May 7, 2007.

As disclosed in our Form 8-K filed with the Securities and Exchange Commission on July 8, 2008, and in Note 4 – Navitas Acquisition in the Notes to Condensed Consolidated Financial Statements, the Company completed a merger with Navitas Corporation on July 2, 2008.  Navitas’ assets primarily consisted of 480,000 shares of the Company’s Common Stock.  The Company issued 450,005 shares of its Common Stock as consideration in the merger.

No underwriters were involved in either of the transactions described above.  All of the securities issued in the foregoing transactions were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  We did not engage in any form of general solicitation or general advertising in connection with any of such transactions.  Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and, as described above, all investors that were not accredited investors were provided with information regarding the Company a reasonable time prior to their purchase of our securities.  All of the above investors represented to us that they were acquiring such securities for their own account and not for distribution.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

On August 19, 2008, the Company entered into an Advisor Agreement with Somerley Limited, pursuant to which the Company was obligated to issue on such date 10,000 shares of Company Common Stock to Somerley Limited (the “Somerley Shares”) as partial consideration for the Company’s engagement of Somerley Limited for certain advisory services.  The issuance of the Somerley Shares was approved by the Company’s Board of Directors by unanimous written consent on August 27, 2008 at a price of $2.35 per share, which was the fair market value per

- Table of Contents -

share of the Somerley Shares as determined by the Board of Directors as of August 19, 2008, the date the Company was obligated to issue such shares pursuant to the Advisor Agreement.

No underwriters were involved in the transaction with Somerley Limited described above.  All of the securities issued in the this transaction were issued by us in reliance upon the exemption from registration available under Regulation S of the Securities Act, in that the transaction involved the issuance and sale of our securities outside the United States in an offshore transaction that did not involve directed selling efforts within the United States.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Stock Repurchases

Except for 480,000 shares of the Company’s Common Stock acquired in the acquisition of Navitas Corporation as described above, the Company did not repurchase any shares of its Common Stock during the nine months ended September 30, 2008.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

On July 22, 2008, the Company held the annual meeting of its stockholders.  At the meeting, the holders of the Company’s outstanding Common Stock acted on the following matters:

A. Total shares voted…………………………………………………22,578,661

(1)          The stockholders voted for four directors, each to serve for a term of one year and until his/her successor is elected.  Each nominee received the following votes:

Name	For	Against	Withheld
Frank C. Ingriselli	22,576,337	-	2,324
Laird Q. Cagan	22,576,337	-	2,324
Elizabeth P. Smith	22,577,469	-	1,192
Robert C. Stempel	22,577,469	-	1,192

(2)        The stockholders voted to ratify the appointment of RBSM LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2008.  Votes cast were as follows:

For	Against	Withheld
22,578,319	142	200

Item 5.                      Other Information

None.

- Table of Contents -

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

- Table of Contents -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2008	Pacific Asia Petroleum, Inc.
	By:	/s/ Frank C. Ingriselli Frank C. Ingriselli President and Chief Executive Officer