Form 10-K
period 2008-12-31
Pacific Asia Petroleum Inc
filed 2009-02-27
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”  and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $605,534,419 (based on $18.75 per share, the average bid and asked price of the Common Stock as reported by Pink Sheets LLC on such date).For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.  As of, February 27, 2009, there were 40,061,785 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on July 21, 2009 are incorporated by reference in Part III of this report.

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Pacific Asia Petroleum, Inc. and its subsidiaries and joint-ventures, (i) Pacific Asia Petroleum, Limited, (ii) Inner Mongolia Production Company (HK) Limited, (iii) Pacific Asia Petroleum (HK) Limited, and (iv) Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Pacific Asia Petroleum, Inc. (“PAP” or the “Company”) is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate. Members of the Company’s senior management team have experience in the fields of petroleum engineering, geology, field development and production, operations, international business development and finance. Several members of the Company’s management team have held management and executive positions with Texaco Inc. and have managed energy projects in the People’s Republic of China (the “PRC” or “China”) and elsewhere in Asia and other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geology, engineering and sales in China’s energy sector.  The Company considers itself currently to be engaged in a single business segment--oil and gas exploration, development and production.

The Zijinshan Production Sharing Contract

The Company is a party to an Agreement for Joint Cooperation entered into in November 2006 with China United Coalbed Methane Co., Ltd. (“CUCBM”) (the Chinese Government-designated company holding exclusive rights to negotiate with foreign companies with respect to coalbed methane (“CBM”) production in China). This agreement grants the Company the exclusive rights to a large contract area for CBM production located in the Shanxi Province of China (the “CUCBM Contract Area”), with an option to convert such arrangement into a production sharing contract (“PSC”).  On October 26, 2007, Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned subsidiary of the Company, entered into a PSC with CUCBM for the exploitation of CBM resources in the CUCBM Contract Area (the "Zijinshan PSC"). The Zijinshan PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (in each case subject to PAPL’s right to terminate the Zijinshan PSC). After the exploration period but before commencement of the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the Zijinshan PSC. Pursuant to the Zijinshan PSC, all CBM resources (including all other hydrocarbon resources) produced from the CUCBM Contract Area are shared as follows:  (i) 70% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 70% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China.

The Zijinshan PSC has a term of thirty (30) years and was approved in 2008 by the Ministry of Commerce of China. In December 2008, the Company and CUCBM finalized a mutually agreed work program pursuant to which the Company has now commenced exploration operations under the Zijinshan PSC. The Zijinshan PSC is in close proximity to the major West-East and the Ordos-Beijing gas pipelines which link the gas reserves in China’s western provinces to the markets of Beijing and the Yangtze River Delta, including Shanghai. The Zijinshan PSC covers an area of approximately 175,000 acres.  Based on seismic studies and drilling previously done on the Zijinshan block, it is estimated by the Chinese Government to have potentially in excess of 3.8 TCF (trillion cubic feet) of natural gas in place. This estimate is based on both CBM and tight gas sand prospectivity.

The Chifeng Oil Opportunity

Through Inner Mongolia Sunrise Petroleum JV Company (“IMPCO Sunrise”), the Company commenced operational activities in China and successfully drilled its first well in a prospective area in Inner Mongolia in cooperation with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”) pursuant to a Contract for Cooperation and Joint Development (the “Chifeng Agreement”) (described in greater detail under “Principal Business Strategy” of this section).  The Company’s drilling operations in this area have been suspended pending receipt of a production license from the Chinese government.  The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement with the goal of increasing the financial incentives to all the parties involved, and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to acquire the existing production from the 22 sq. km. Kerqing Oilfield. The acquisition of the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.

The ChevronTexaco Asset Transfer Agreement

In September 2007, the Company entered into four Asset Transfer Agreements (the “Chevron Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres for an aggregate base purchase price of $61,000,000, adjusted in April 2008 to $50,000,000.  Due to delays in receipt of required Chinese government approvals of these transfers, coupled with renewal terms proposed by ChevronTexaco that were not acceptable to the Company, in December 2008 the Company exercised its right to terminate three of the four Chevron Agreements and received its full deposit amounts back from ChevronTexaco with respect to these three terminated Chevron Agreements. The Company and ChevronTexaco remain parties to that certain Asset Transfer Agreement – Baode Area, dated September 7, 2007, as amended on April 24, 2008 (the “ChevronTexaco ATA”), which relates to the purchase by the Company of ChevronTexaco’s 35.7142% participating interest held by ChevronTexaco in a production sharing contract in respect of a CBM resource block (the “Baode PSC”) with a total area of approximately 160,000 acres (the “Baode Block”).  The base purchase price under the ChevronTexaco ATA is $2 million, subject to upward adjustment to account for ChevronTexaco’s cash flow payments and operating costs paid with respect to the interests from June 30, 2007 (the “Effective Date”) through the closing date, and downward adjustment to account for ChevronTexaco’s receipt of revenues derived from the interests from the Effective Date through the closing date.  The Company paid to ChevronTexaco a $650,000 deposit toward the purchase price in 2007, which is refundable if the ChevronTexaco ATA is terminated under certain conditions. The closing of the asset transfer contemplated pursuant to the ChevronTexaco ATA is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce, which approvals and assignment are currently in the process of being secured.  The aggregate costs and expenses paid by ChevronTexaco in carrying out work on the assets from July 1, 2007 to October 31, 2008 were estimated by it to be $1,990,784.

The BHP Asset Transfer Agreement

On March 29, 2008, the Company entered into an Asset Transfer Agreement (the “BHP ATA”) with BHP Billiton World Exploration Inc. (“BHP”) for the purchase by the Company of BHP’s 64.2858% participating interest held by BHP in the Baode PSC (as defined above) at a purchase price of $2,000,000, subject to upward adjustment to account for BHP’s cash flow payments and operating costs paid with respect to BHP’s participating interest from April 1, 2008 through the closing date, and downward adjustment to account for BHP’s receipt of revenues derived from its participating interest from that date through the closing date. The Company has paid to BHP a $500,000 deposit toward the purchase price, which is refundable if the BHP ATA is terminated under certain conditions.  Upon closing, the Company will assume BHP’s operator obligations related to the Baode PSC.  The aggregate costs and expenses paid by BHP in carrying out work on the assets from April 1, 2008 to October 31, 2008 were estimated by it to be $623,365.

Upon closing of both the ChevronTexaco ATA and the BHP ATA, the Company will acquire a 100% participating interest in the Baode PSC.  Pursuant to the terms of the Baode PSC, the Chinese government is entitled to acquire up to a 30% participating interest in the Baode PSC from the then-current parties to the Baode PSC upon certain conditions and in exchange for certain payments to such parties.  Assuming the Company consummates one or both of the ChevronTexaco ATA and the BHP ATA, such asset acquisitions will not constitute the acquisition of a business, but the acquisition of title to hydrocarbon natural resources under the surface of the land.  These assets are not presently capable of independent operation as a business, and no employees, revenues, or customers will be acquired.

The Well Lead Agreement on Cooperation

On September 30, 2008, the Company entered into an Agreement on Cooperation (the “AOC”) with Well Lead Group Limited (“Well Lead”), pursuant to which the parties agreed to use reasonable efforts to negotiate and enter into a mutually acceptable Sale and Purchase Agreement for purchase by the Company of up to 39% of Well Lead’s interests (the “WL Interest”) in Northeast Oil (China) Development Company Ltd. (“Northeast Oil”).  Northeast Oil owns a 95% interest in oilfield blocks Fu710 and Meilisi723 in the Fulaerjiqu Oil Field in Qiqihar City, Heilongjiang Province in the People’s Republic of China (the “WL Oil Blocks”).  The proposed transaction is subject to due diligence review of the WL Interest, the WL Oil Blocks and other matters.  Under the proposed transaction, the Company would acquire a 25% interest in Northeast Oil for a purchase price of $9.8 million, comprised of $5.0 million cash (one-half paid at closing and the remainder in five equal monthly installments commencing eight months after closing) and the issuance of Company Common Stock valued at $4.8 million.  In addition, at closing, the Company would have the option to purchase an additional 14% interest in Northeast Oil foran additional $5.5 million in cash payable at closing.  In accordance with the AOC, the Company paid Well Lead a nonrefundable payment of $50,000 in cash for the right of exclusive negotiations for the acquisition of the Interest through November 30, 2008, which exclusive term has expired.

After completing the initial phase of due diligence on Well Lead, the WL Interest and the WL Oil Blocks, the Company has commenced additional negotiations with Well Lead and other related parties to expand the potential acquisition to include other Well Lead interests and related parties.  These additional Well Lead interests and related parties include additional producing oilfields in China, a Well Lead-affiliated technology company that has been applying its intellectual property to successfully enhance production in the WL Oil Blocks (and other oil fields in China), and certain Well Lead-related venture companies. The Company now seeks to acquire a 51% participating interest in all these Well Lead assets and related parties, and the Company and Well Lead have reached a verbal agreement in principle with respect thereto.  The Company anticipates that the total purchase price for all Well Lead interests to be acquired by the Company will be less than the amounts originally provided for in the AOC for the WL Oil Blocks alone.  The Company has commenced phase two of its due diligence review with a goal to conclude such review and negotiate, sign and consummate a definitive acquisition agreement by April 30, 2009.  However, the Company can make no assurances that it will be able to successfully consummate any transaction with Well Lead on terms and conditions satisfactory to the Company, or at all.

Handan Gas Distribution Venture

The Company entered into a Letter of Intent in November 2008 to possibly acquire a 51% ownership interest in the Handan Changyuan Gas Co., Ltd. (“HCG”) from the Beijing Tai He Sheng Ye Investment Company Limited. HCG owns and operates gas distribution assets in and around Handan City, China. HCG was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HCG has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HCG also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources.  Revenues for HCG have been increasing at an average rate of over 40% per year over the last 3 years. The Company will continue its final legal and financial due diligence, along with identifying a partner to join the Company with an objective of entering into a mutually agreed final sale and purchase agreement by the end of the second quarter of 2009.

Financing

In the third calendar quarter of 2006, the Company closed a private equity financing that raised approximately $4.6 million, and in May 2007 the Company closed a private equity financing that raised an additional $17 million from qualified investors, for an aggregate of approximately $21.6 million raised in equity financings to date.  The

Company has not yet generated any meaningful revenue to fund its ongoing working capital requirements as well as possible acquisition and development activities.

In order to fully implement its business strategy, including development and production required under the Zijinshan PSC, ongoing production under the Chifeng Agreement, consummation of the asset transfers contemplated pursuant to the ChevronTexaco ATA and the BHP ATA and development and production under the Baode PSC,  thereafter, as well as other transactions contemplated with Well Lead, and the Beijing Tai He Sheng Ye Investment Company Limited, the Company will need to raise significant additional capital. In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to revise its business plan and possibly cease operations completely.

Organization

The Company was incorporated in the State of Delaware in 1979 under the name “Gemini Marketing Associates, Inc.”  In 1994, the Company changed its name from “Gemini Marketing Associates, Inc.” to “Big Smith Brands, Inc.,” in 2006 it again changed its name to “Pacific East Advisors, Inc.,” and in 2007 it again changed its name to “Pacific Asia Petroleum, Inc.” As Big Smith Brands, Inc., the Company operated as an apparel company engaged primarily in the manufacture and sale of work apparel, and was listed on the Nasdaq Stock Market’s Small-Cap Market from 1995 until December 4, 1997, and the Pacific Stock Exchange from 1995 until April 1, 1999.  In 1999, the Company sold all of its assets related to its workwear business to Walls Industries, Inc., and in 1999 filed for voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. The final bankruptcy decree was entered on August 8, 2001, and thereafter the Company existed as a “shell company,” but not a “blank check” company, under regulations promulgated by the SEC and had no business operations and only nominal assets until May 2007, when it consummated the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries of the Company.  See “The Mergers” below.  In December 2007, the Company merged these wholly-owned subsidiaries into the parent company, resulting in the cessation of the separate corporate existence of each of IMPCO and ADS and the assumption by the Company of the businesses of IMPCO and ADS.  In connection with the mergers, the Company changed its name from “Pacific East Advisors, Inc.” to “Pacific Asia Petroleum, Inc.”  In July 2008, the Company consummated the merger of Navitas Corporation, a Nevada corporation whose sole assets were comprised of Company Common Stock and certain deferred tax assets, with and into the Company, and the separate corporate existence of Navitas Corporation ceased upon effectiveness of the merger.  Unless the context otherwise requires, the term “Company” as used herein collectively refers to the Company and its wholly-owned subsidiaries and joint ventures, including (i) Inner Mongolia Production Company (HK) Limited, (ii) Inner Mongolia Sunrise Petroleum JV Company, (iii) Pacific Asia Petroleum (HK) Limited, and (iv) Pacific Asia Petroleum, Limited.

The Common Stock of PAP is quoted on the OTC Bulletin Board under the symbol “PFAP.OB.” See, “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.”

The Company’s executive offices are located at 250 East Hartsdale Ave., Suite 47, Hartsdale, New York 10530. The Company also has an office located in Beijing, China. PAP may be contacted by telephone at (914) 472-6070, and its website is www.papetroleum.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available on the Company’s website free of charge as soon as practicable after such reports are electronically filed or furnished to the SEC.  Investors may register on the site to receive updates about the company.

Subsidiaries and Joint Ventures

The  following summarizes the corporate structure of PAP and its subsidiaries (“we,” “our,” “us,” or the “Company”), and its joint venture partner.

Inner Mongolia Production Company (HK) Limited

In December 2005, the Company formed a Hong Kong corporation, Inner Mongolia Production Company (HK) Limited, which is a wholly owned subsidiary of the Company (“IMPCO HK”), for the purpose of entering into certain business transactions in China.  IMPCO HK is a joint venture partner in Inner Mongolia Sunrise Petroleum JV Company, described in more detail below.

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

IMPCO HK has advanced a total of $400,507 to BJHTC, which then invested that amount in IMPCO Sunrise and issued notes to IMPCO HK for that amount. The notes are repayable in Chinese yuan (“RMB”).  As of December 31, 2008, IMPCO HK  recorded an impairment adjustment of $273,618 on these notes to reduce the carrying amount to $386,415. Based upon the delay in achieving net income in IMPCO Sunrise,  the impact of the significant decline in the price of oil in the second half of 2008, the amount of uncollected interest on the note, and the required date for repayment, it was determined in the fourth quarter of 2008 that the note was impaired. The impairment adjustment included the write-off of accrued interest included in the principal balance.  BJHTC is obligated to apply any remittances received from IMPCO Sunrise directly to IMPCO HK. IMPCO Sunrise is authorized to pay these remittances directly to IMPCO HK on BJHTC’s behalf, until the debt is satisfied.

IMPCO Sunrise is a party to the Chifeng Agreement and is pursuing the Chifeng opportunity as described above.

Pacific Asia Petroleum, Limited

In September 2007, the Company formed Pacific Asia Petroleum, Limited (“PAPL”) as a wholly-owned Hong Kong corporate subsidiary of the Company for the purpose of entering into certain business transactions in China.  The Company is the sole shareholder of PAPL.  PAPL is a party to the Zijinshan PSC, the ChevronTexaco ATA and the BHP ATA.

Pacific Asia Petroleum (HK) Limited

In May 2008, the Company formed a Hong Kong corporation, Pacific Asia Petroleum (HK) Limited, which is a wholly owned subsidiary of the Company (“PAP HK”), for the purpose of entering into certain business transactions in China.  PAP HK has not entered into any transactions to date.

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

The Mergers were structured so as to constitute part of a single transaction pursuant to an integrated plan and to qualify as a tax-free transaction. Under the terms of the Merger Agreements, PAP changed its name to “Pacific Asia Petroleum, Inc.,” all of the persons serving as directors and officers of PAP resigned, the number of directors of PAP was set at three, and the following persons were appointed as the officers and directors of PAP immediately following the Mergers: (i) Frank C. Ingriselli, Chief Executive Officer, President, Secretary and Director; (ii) Laird Q. Cagan, Director; (iii) Elizabeth P. Smith, Director; (iv) Stephen F. Groth, Vice President and Chief Financial Officer; and (v) Jamie Tseng, Executive Vice President.  Subsequent to the consummation of the Mergers, Robert C. Stempel was appointed to the Board of Directors of PAP in February 2008, James F. Link was appointed to the Board of Directors of PAP in July 2008, and Richard Grigg was appointed as Senior Vice President and Managing Director of PAP in August 2008.

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

Market Overview

We believe that although economic growth in China has slowed recently, it will continue at a faster pace than in the countries of the Organization of Economic Cooperation and Development (“OECD”) and most other developing countries, as will China’s consumption of increasing amounts of energy. Because China’s economy is still less energy-efficient than the U.S. economy, requiring an estimated four times as many BTUs per dollar of Gross Domestic Product (“GDP”), this growth is expected to continue to amplify the country’s increasing energy demand for some time (U.S. Department of Energy: International Energy Annual & International Petroleum Monthly). China’s GDP grew to $3.38 trillion in 2007 at market exchange rates (China National Bureau of Statistics), surpassing that of the Federal Republic of Germany, and making China the 3rd largest economy in the world.  China passed Japan in late 2003 to become the world’s second largest petroleum consumer. According to data from the U.S. Department of Energy, between 2000 and 2007, oil use in China grew by an average of 7% per year. In 2007, Chinese demand reached 7.6 million barrels per day, more than one-third the level in the United States. At the same time, domestic crude oil output in China has grown more slowly over the past five years, forcing imports to expand rapidly to meet demand. Since 2000 China’s oil imports have more than doubled, growing from 1.4 million barrels per day to 3.7 million barrels per day in 2007, when they accounted for nearly half of Chinese oil demand.

According to testimony by Jeffrey Logan, Senior Energy Analyst and China Program Manager at the International Energy Agency, to the U.S. Senate Committee on Energy and Natural Resources on February 3, 2005, China has become an economic superpower and now plays a key role in the supply and demand of many global commodity markets, including oil. He indicated that while China’s historical growth was not dependent on energy, its growth was now very dependent on the development and growth of oil and gas, with every one percent increase in GDP causing energy demand to grow by over 1.5 percent.  Although the Chinese government has set a goal of reducing per-GDP energy consumption by 20% between 2005 and 2010, the strong linkage between energy and China’s economic growth is reflected in the forecasts of the International Energy Agency (“IEA”).  In its 2008 World Energy Outlook, the IEA projected that China’s petroleum demand would continue to grow at 3.5% per year through 2030, increasing by 9 million barrels per day and accounting for 43% of global oil demand growth over this period. Nor is the energy impact of China’s growth confined to oil.  The IEA expects China and India together to account for more than half of all incremental global energy demand through 2030.

Natural gas represents a particularly under-utilized energy source in China, supplying only 3% of the country’s energy needs, compared with 23% globally and in the U.S. We believe that its low emissions, combined with the low cost and high efficiency of gas turbines, make gas an attractive fuel for meeting China’s future electric power demand. The Chinese government has indicated that it would like to expand gas use significantly, and the National Development and Reform Commission has set a goal of increasing gas’s share of the market to 5.3% by 2010 (U.S. Department of Energy: International Energy Annual & International Petroleum Monthly). China’s domestic natural gas production increased to 76 billion cubic meters (2.7 trillion cubic feet) in 2008 (China National Bureau of Statistics) and is planned to double to 160 billion cubic meters (5.7 trillion cubic feet) by 2015 (China Daily, quoting an official of the Ministry of Land and Resources).

The government of China has taken a number of steps to encourage the exploitation of oil and gas within its own borders to meet the growing demand for oil and to try to reduce its dependency on foreign oil. Notably, the government has reduced complicated restrictions on foreign ownership of oil exploitation projects and has passed legislation encouraging foreign investment and exploitation of oil and gas.

Through successive “Five Year Plans” China has undertaken a strategic reorganization in the oil industry by means of market liberalization, internalization, cost-effectiveness, scientific and technological breakthrough and sustainable development. Changes were made in the structures of oil reservation and exploration such as permitting more oil imports into the domestic market and allocating a greater percentage of oil and gas in non-renewable energy consumption. The reorganization was aimed at ensuring a smooth and sustainable oil supply, at low cost and meeting a goal for sound economic growth. The guiding principles of reform focused on developing the domestic market by expanding exploration efforts while practicing conservation and building oil reserves. These efforts focused on building key infrastructure for oil and gas transportation and storage by targeting the development of oil and gas pipelines to a target of 14,500 km in total length, and building storage facilities, including a strategic petroleum reserve of approximately 100 million barrels and facilities for 1.14 billion cubic meters of gas (40 billion cubic feet). In order to further technical development and innovation, substantial resources were devoted to oil and gas exploration.

Chinese policymakers and state-owned oil companies have embarked on a multi-pronged approach to improve oil security by diversifying suppliers, building strategic oil reserves, purchasing equity oil stakes abroad, and enacting new policies to lower demand. When it became a net oil importer in 1993, almost all of China’s crude imports came from Indonesia, Oman and Yemen. After diversifying global oil purchases over the past decade, Chinese crude imports now come from a much wider range of suppliers. By 2006, Angola was China’s largest supplier, accounting for 15 percent of imports, followed by Saudi Arabia, Iran, Russia, and Oman.  46% of China’s crude oil imports come from the Middle East, and 32% from Africa (U.S. Department of Energy: China Country Analysis Brief.) The three major government-owned oil companies in China are (i) China Petroleum & Chemical Company, or “Sinopec,” (ii) China National Offshore Oil Corporation, or “CNOOC,” and (iii) PetroChina Company Limited, or “PetroChina” (also sometimes referred to as “China National Petroleum Corporation” or “CNPC,” which is the government company owning the majority of PetroChina). PetroChina is China’s largest producer of crude oil and natural gas and has operations in 29 other countries. Sinopec is China’s largest refining, storage and transmission company. CNOOC is China’s largest offshore oil and gas exploration and development company. Each of these companies has been granted a charter by the Chinese government to engage in various stages of oil and gas procurement, transportation and production in China. Substantially all oil and gas exploration, storage and transportation by foreign entities in China must be conducted via joint ventures with one of these companies, or with another Chinese company that has entered into an arrangement with one of these companies and been authorized by the appropriate government authorities to engage in such activities in China.

Unlike the developed petroleum markets of the member countries of the OECD, the oil market in China still includes important elements of central planning. Each year, the National Development and Reform Commission publishes the projected target for the production and sale of crude oil by the three state oil companies, based on the domestic consumption estimates submitted by domestic producers, including PetroChina, Sinopec and CNOOC, the production capacity of these companies, and the forecast of international crude oil prices. The actual production levels are determined by the producers themselves and may vary from the submitted estimates. PetroChina and Sinopec set their crude oil median prices each month based on the average Singapore market FOB prices for crude oil of different grades in the previous month. In addition, PetroChina and Sinopec negotiate a premium or discount to reflect transportation costs, the differences in oil quality, and market supply and demand. The National Development and Reform Commission will mediate if PetroChina and Sinopec cannot agree on the amount of premium or discount.

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

While China’s growth has been affected by the global financial crisis and recession, declining to a year-on-year rate of 6.8% in the fourth quarter of 2008, its government has already committed to a fiscal stimulus amounting to 4 trillion RMB ($586 billion), which includes investment in energy infrastructure (World Bank: China Quarterly Update, December 2008).  Estimates for growth in 2009 range from 4% to 8% (World Bank website,) accounting for most of the growth in the world this year. We believe China remains a very attractive investment opportunity in a difficult global environment.

Principal Business Strategy

The Company is a development-stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate. In 2006, the Company commenced operations in China and is currently engaged in the business of oil and gas exploration, development, production and distribution in China. The Company has entered into a production sharing contract, an oil development opportunity, letters of intent and agreements for joint cooperation, pending asset transfer agreements, and other agreements covering several energy ventures in China.

The Company has entered into the Zijinshan PSC to explore for CBM and tight gas sand resources in China.

In November 2006, the Company entered into an Agreement for Joint Cooperation (the “Cooperation Agreement”), with CUCBM, the Chinese Government-designated company holding exclusive rights to negotiate with foreign companies with respect to CBM production, covering an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”). Under the Cooperation Agreement, CUCBM and the Company agreed to negotiate in good faith the terms of a PSC covering the CUCBM Contract Area, and CUCBM agreed to keep the CUCBM Contract Area exclusive for the development by the Company under the PSC. The CUCBM Contract Area is approximately 175,000 acres, and is in proximity to the major West-East gas pipeline which links the gas reserves in China’s western provinces to the markets of the Yangtze River Delta, including Shanghai. As required by the Cooperation Agreement, the Company conducted feasibility studies over the CUCBM Contract Area, and concluded that the Area has prospectivity. The Company elected to convert its interest into a PSC, and on October 26, 2007, PAPL entered into the Zijinshan PSC with CUCBM for the exploitation of CBM and tight gas sand resources in the CUCBM Contract Area. The PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (in each case subject to PAPL’s right to terminate the Zijinshan PSC).  During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the Zijinshan PSC.  Pursuant to the Zijinshan PSC, all CBM resources (including all other hydrocarbon resources) produced from the CUCBM Contract Area are to be shared as follows:  (i) 70% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 70% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the government of China.  The Zijinshan PSC has a term of thirty (30) years and was approved by the Ministry of Commerce of China in 2008.  In December 2008, the Company and CUCBM finalized a mutually agreed work program pursuant to which the Company may immediately commence exploration operations under the Zijinshan PSC.

The Zijinshan PSC is in close proximity to the major West-East and the Ordos-Beijing gas pipelines which link the gas reserves in China’s western provinces to the markets of Beijing and the Yangtze River Delta, including Shanghai. The Zijinshan PSC covers an area of approximately 175,000 acres.  Based on seismic studies and drilling previously done on the Zijinshan block, it is estimated by the Chinese Government to have potentially in excess of 3.8 TCF of natural gas in place. This estimate is based on both CBM and tight gas sand prospectivity.

The Company is pursuing an oil development opportunity in Inner Mongolia with Chifeng.

Inner Mongolia, China’s northern border autonomous region, features a long, narrow strip of land sloping from northeast to southwest. It stretches 2,400 km from west to east and 1,700 km from north to south. Inner Mongolia traverses between northeast, north, and northwest China. The third largest among China’s provinces, municipalities, and autonomous regions, the region covers an area of 1.18 million square km, or 12.3% of the country’s territory. It neighbors eight provinces and regions in its south, east and west and Mongolia and Russia in the north, with a borderline of 4,200 km. In 2005 China and the Inner Mongolia Municipality awarded to Chifeng the exclusive authority to develop and exploit oil resources in the area known as the “ShaoGen Contract Area,” an area of approximately 353 square kilometers located in Chifeng, China. In 2005 and 2006, Chifeng drilled several wells throughout the ShaoGen Contract Area and discovered oil.

In July 2006, the Company’s management began discussions with Chifeng and hired an independent Chinese oil consultant to conduct a feasibility study on the Company’s behalf. This feasibility study concluded that based on “investigation and research in-depth for oil resources, exploitative environment and international markets, it is feasible for exploitation of oil and gas . . .” The report contained the following conclusions:

•	There is a very high potential for oil resources with excellent geological conditions for petroleum;

•	A very significant oil field (part of the Liahoe oilfield, known as the Kerqing oilfield) was discovered in the area, which makes drilling in the ShaoGen Contract Area favorable; and

•	The petroleum system has been proved as there are existing wells in the area with tested transmission infrastructure in place.

In August 2006, the Company (through IMPCO Sunrise) and Chifeng entered into a Contract for Cooperation and Joint Development (the “Chifeng Agreement”), setting forth the terms and conditions for carrying out work and exploiting the development acreage in the ShaoGen Contract Area owned by Chifeng (the “Development Area”). Under the Chifeng Agreement:

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

•	The Company paid Chifeng 50% of the cost to drill the initial well (1,500,000 RMB, or approximately US$200,000 at the time of payment) as a deposit;

•
The Company is required to pay: : (a)  the same amount for the next two wells after each successful well has been drilled, which at December 31, 2008 was approximately US$220,000; and (b) 1,500,000 RMB (about

$220,000) for each successful well; and (c) a 5% royalty/management fee from the gross production of crude oil, which shall be paid “in kind” to Chifeng;

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

Pursuant to the Chifeng Agreement, drilling operations commenced in October 2006.  The first well drilled by Chifeng discovered oil and has been completed as a producing well, but production operations were suspended in 2007 pending receipt of a production license from the Chinese government. The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement with the goal of increasing the financial incentives to all the parties involved, and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to acquire the existing production from the 22 sq. km. Kerqing Oilfield. The acquisition of the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk.

Chifeng has accounted for the Company’s share of the production revenue from the first producing well in the form of a credit, which will be allocated to the Company retroactively when and if the Production License is issued. Operations are anticipated to resume when and if the Production License is received. To date, the total production from the well has been approximately 400 tons of crude oil (all of which has been sold) and total producing revenues credited to the Company (after costs and royalties) were approximately $135,000. If a Production License is not received, the Company will seek, but is not contractually guaranteed, reimbursement from Chifeng for the Company’s outstanding costs.

The Company has entered into asset transfer agreements with ChevronTexaco and BHP to acquire rights to coalbed methane resources in China.

In September 2007, the Company entered into the Chevron Agreements with ChevronTexaco for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres, for an aggregate base purchase price of $61,000,000, adjusted in April 2008 to $50,000,000.  Due to delays in receipt of required Chinese government approvals of these transfers, coupled with renewal terms proposed by ChevronTexaco that were not acceptable to the Company, in December 2008 the Company exercised its right to terminate three of the four Chevron Agreements and received its full deposit amounts back from ChevronTexaco with respect to these three terminated Chevron Agreements. The Company and ChevronTexaco remain parties to that certain ChevronTexaco ATA, which relates to the purchase by the Company of ChevronTexaco’s 35.7142% participating interest held by ChevronTexaco in the Baode PSC relating to a total area of approximately 160,000 acres in the “Baode Block”.  The base purchase price under the ChevronTexaco ATA is $2,000,000, subject to upward adjustment to account for ChevronTexaco’s cash flow payments and operating costs paid with respect to the interests from June 30, 2007 (the “Effective Date”) through the closing date, and downward adjustment to account for ChevronTexaco’s receipt of revenues derived from the interests from the Effective Date through the closing date.  The Company has paid to ChevronTexaco a $650,000 deposit toward the purchase price in 2007, which is refundable if the ChevronTexaco ATA is terminated under certain conditions.  Pursuant to the ChevronTexaco ATA and subject to closing, the Company will be responsible for and will indemnify

ChevronTexaco with respect to liabilities associated with the interests and for all rehabilitation liabilities and obligations arising after the closing date related thereto, as well as for liability for income tax attributable to the interests arising after the closing date and any other taxes attributable to the interests arising following the effective date thereof. ChevronTexaco will be responsible for and will indemnify the Company for all liabilities associated with the interests which accrued, or relate to any period, before the closing date. Each party’s maximum aggregate liability to the other party under the ChevronTexaco ATA is limited to an amount equal to the base purchase price plus any interest accrued, and neither party is liable to the other party in an action initiated by one against the other for special, indirect or consequential damages resulting from or arising out of the ChevronTexaco ATA.

The closing of the asset transfer contemplated pursuant to the ChevronTexaco ATA is contingent upon a number of conditions precedent, including approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce.

The Chinese government approvals and assignments are currently under review by the Chinese government.

The following is a summary of the main provisions of the ChevronTexaco ATA:

•	For a purchase price of $2,000,000, the Company acquires ChevronTexaco’s 35.7142% interest in the Baode PSC.

•
The Company was required to make (and did make) a deposit to ChevronTexaco in the total amount of $650,000. This deposit is refundable in the event that certain conditions to closing are not satisfied.

•
The parties are obligated to use their best efforts to accomplish the conditions to closing, including the securing of approvals from the Chinese government, including the Ministry of Commerce, the Ministry of Land and Natural Resources and the filing of corporate registration documents. ChevronTexaco and the Company each have the option to cancel the ChevronTexaco ATA since these approvals were not secured by November 7, 2008 (as amended).

•
ChevronTexaco, until the closing, is obligated to continue to carry out all of its obligations under the applicable production sharing agreements in the ordinary course of business and seek the Company’s approval with respect to proposed work programs and budgets.

•
In addition to the purchase price of $2,000,000, the Company is obligated to reimburse ChevronTexaco for all of the costs and expenses ChevronTexaco pays in carrying out work on each of the assets from July 1, 2007 until the closing.  After the closing, all costs and expenses are required to be paid by the Company.  As of October 31, 2008 these costs were estimated by ChevronTexaco to be $2.0 million.

•	The Company has audit rights on the ChevronTexaco accounting books and records.

•
Title passes at closing and ChevronTexaco is responsible for all prior activities and the Company is responsible for all activities post the closing. Both parties shall indemnify each other with respect to certain liabilities arising during these respective periods.

•
At the closing, the Company will acquire all title and land rights to the assets belonging to ChevronTexaco under the ChevronTexaco ATA. This is not an acquisition of a business, but an acquisition of title to hydrocarbon natural resources under the surface of the land.  The transaction does not result in the acquiring of existing employees, revenues, or customers, and the assets are not presently capable of independent operations as a business.

•	ChevronTexaco makes warranties that it has good title and rights to all the assets being sold and that they are free and clear of all encumbrances.

On March 29, 2008, the Company entered into the BHP ATA with BHP for the purchase by the Company of BHP’s 64.2858% participating interest held by BHP in the Baode PSC at a purchase price of $2,000,000, subject to upward adjustment to account for BHP’s cash flow payments and operating costs paid with respect to BHP’s participating interest from April 1, 2008 through the closing date, and downward adjustment to account for BHP’s receipt of revenues derived from its participating interest from that date through the closing date. The Company has paid to BHP a $500,000 deposit toward the purchase price, which is refundable if the BHP ATA is terminated under certain conditions.  Upon closing, the Company will assume BHP’s operator obligations related to the Baode PSC.  The aggregate costs and expenses paid by BHP in carrying out work on the assets from April 1, 2008 to October 31, 2008 were estimated by it to be $623,365.

The closing of the BHP ATA is contingent upon a number of conditions precedent, including approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of BHP’s participating interest by the PRC Ministry of Commerce.

Assuming all conditions precedent to closing of each of the ChevronTexaco ATA and BHP ATA are satisfied, upon closing of both the ChevronTexaco ATA and the BHP ATA, the Company will acquire a 100% participating interest in the Baode PSC.  Pursuant to the terms of the Baode PSC, the Chinese government is entitled to acquire up to a 30% participating interest in the Baode PSC from the then-current parties to the Baode PSC upon certain conditions and in exchange for certain payments to such parties.  Assuming the Company consummates one or both of the ChevronTexaco ATA and the BHP ATA, such asset acquisitions will not constitute the acquisition of a business, but the acquisition of title to hydrocarbon natural resources under the surface of the land.  These assets are not presently capable of independent operation as a business, and no employees, revenues, or customers will be acquired.

The Company is pursuing other oil exploration, production, development and related opportunities in China with Well Lead.

On September 30, 2008, the Company entered into an AOC with Well Lead, pursuant to which the parties agreed to use reasonable efforts to negotiate and enter into a mutually acceptable Sale and Purchase Agreement for purchase by the Company of up to 39% of the WL Interest in Northeast Oil.  Northeast Oil owns a 95% interest in the WL Oil Blocks located in the Fulaerjiqu Oilfield in Qiqihar City, Heilongjiang Province in the People’s Republic of China.  The proposed transaction is subject to due diligence review of the WL Interest, the WL Oil Blocks and other matters.  Under the proposed transaction, the Company would acquire a 25% interest in Northeast Oil for a purchase price of $9.8 million, comprised of $5.0 million cash (one-half paid at closing and the remainder in five equal monthly installments commencing eight months after closing) and the issuance of Company Common Stock valued at $4.8 million.  In addition, at closing, the Company would have the option to purchase an additional 14% interest in Northeast Oil for an additional $5.5 million in cash payable at closing.  In accordance with the AOC, the Company paid Well Lead a nonrefundable payment of $50,000 in cash for the right of exclusive negotiations for the acquisition of the Interest through November 30, 2008, which exclusive term has expired.

After completing the initial phase of due diligence on Well Lead, the WL Interest and the WL Oil Blocks, the Company has commenced additional negotiations with Well Lead and other related parties to expand the potential acquisition to include other Well Lead interests and related parties.  These additional Well Lead interests and related parties include additional producing oilfields in China, a Well Lead-affiliated technology company that has been applying its intellectual property to successfully enhance production in the WL Oil Blocks, (and other oilfields in China) and certain Well Lead-related venture companies. The Company now seeks to acquire a 51% participating interest in all these Well Lead assets and related parties, and the Company and Well Lead have reached a verbal agreement in principle with respect thereto.  The Company anticipates that the total purchase price for all Well Lead interests to be acquired by the Company will be less than the amounts originally provided for in the AOC for the WL Oil Blocks alone.  The Company has commenced phase two of its due diligence review with a goal to conclude such review and negotiate, sign and consummate a definitive acquisition agreement by April 30, 2009.  However, the Company can make no assurances that it will be able to successfully consummate any transaction with Well Lead on terms and conditions satisfactory to the Company, or at all.

The Company is pursuing acquisition of ownership in a gas distribution network.

The Company entered into a Letter of Intent in November 2008 to possibly acquire a 51% ownership interest in the Handan Changyuan Gas Co., Ltd. (HCG) from the Beijing Tai He Sheng Ye Investment Company Limited. HCG owns and operates gas distribution assets in and around Handan City, China. HCG was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HCG has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HCG also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources.  Revenues for HCG have been increasing at an average rate of over 40% per year over the last 3 years. The Company will continue its final legal and financial due diligence, along with identifying a partner to join the Company with an objective of entering into a mutually agreed final sale and purchase agreement by the end of the second quarter of 2009.

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

•
That SINOGEO would provide the Company with the opportunity to participate in oil and gas exploration and development projects that it is pursuing, or acquires, subject to agreement on mutually acceptable terms;

•
That in the event the Company receives a proposal along with information and data from SINOGEO on a particular opportunity which SINOGEO has not received earlier from another source, then if the Company decides to participate in such opportunity, the Company shall be required to work exclusively with SINOGEO to acquire such interest cooperatively with SINOGEO pursuant to mutually acceptable terms, and specific dividends for each party shall be apportioned according to each party’s proportionate interest in such project; and

•
For projects where SINOGEO and the Company jointly cooperate, and where SINOGEO has devoted considerable effort and research, and such work reduces the risks in exploration and development and improves the rate of return on investment, that some form of compensation shall be negotiated and given to SINOGEO in recognition of such intangible contributions.

Competitive Business Conditions and the Company’s Competitive Position

The Company anticipates that it will be competing with numerous large international oil companies and smaller oil companies that target opportunities in markets similar to the Company’s, including the CBM, natural gas and petroleum markets. Many of these companies have far greater economic, political and material resources at their disposal than the Company.  The Company believes that its management team’s prior experience in the fields of petroleum engineering, geology, field development and production, operations, international business development, and finance, together with its prior experience in management and executive positions with Texaco Inc. and prior experience managing energy projects in China and elsewhere in Asia, may provide the Company with a competitive advantage over some of its competitors active in the region, particularly with respect to relatively small opportunities that tend to be bypassed by larger companies. Nevertheless, the market in which we plan to operate is highly competitive and the Company may not be able to compete successfully against its current and future competitors.  See “Part I, Item 1A. “Risks Related to the Company’s Industry” for risk factors associated with competition in the oil and gas industry.

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

•
The National Development and Reform Commission, which was established in March 2003 to consolidate the authorities and functions of the former State Development Planning Commission and the former State Economic and Trade Commission. Its responsibilities include:

•	excercising industry administration and policy coordination authority over China’s oil and gas industry;

•	determining mandatory minimum volumes and applicable prices of natural gas to be supplied to certain fertilizer producers;

•	publishing guidance prices for natural gas and retail median guidance prices for certain refined products, including gasoline and diesel;

•	approving significant petroleum, natural gas, oil refinery and chemical projects set forth under the Catalogues of Investment Projects Approved by the Central Government; and

•	approving Sino-foreign equity and cooperative projects exceeding certain capital amounts.

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

Long-Lived Assets

The Company’s long-lived assets (other than financial instruments) by geographic area were as follows.

As of December 31,	2008	2007

Property, plant and equipment, net
United States	$94,352	$33,960
China	474,951	251,067
Total	$569,303	$285,027

Employees and Contractors

As of December 31, 2008 the Company had 18 full-time employees and 8 part-time contractors/employees employed as follows:

	Employees	Part-Time Contractors/ Employees
Administration	16	2
Research and Development/Technical Support	2	6

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

The Company’s limited operating history makes it difficult to evaluate its current business and prospects or to accurately predict its future revenue or results of operations, and raises substantial doubt as to its ability to successfully develop profitable business operations. The Company’s revenue and income potential are unproven. As a result of its early stage of development, and to keep up with the frequent changes in the energy industry, it is necessary for the Company to analyze and revise its business strategy on an ongoing basis. Companies in early stages of development, particularly companies in new and rapidly evolving energy industry segments, are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

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

The Company believes that its success depends on the continued service of its key employees, as well as the Company’s ability to hire additional key employees, when and as needed. Each of Frank C. Ingriselli, the Company’s President and Chief Executive Officer, Stephen F. Groth, its Vice President and Chief Financial Officer, and Richard Grigg, the Company’s Senior Vice President and Managing Director, has the right to terminate his employment at any time without penalty under his employment agreement. The unexpected loss of the services of either Mr. Ingriselli, Mr. Groth, Mr. Grigg, or any other key employee, or the Company’s failure to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on the Company’s ability to execute its business plan and therefore, on its financial condition and results of operations.

The Company may not be able to raise the additional capital necessary to execute its business strategy, which could result in the curtailment or cessation of the Company’s operations.

The Company will need to raise substantial additional funds to fully fund its existing operations, consummate all of its current asset transfer and acquisition opportunities currently contemplated with ChevronTexaco, BHP and Well Lead, and for the development, production, trading and expansion of its business. On December 31, 2008, the Company had positive working capital of approximately $11.2 million (including $10.5 million in cash and cash equivalents).  The Company has no current arrangements with respect to sources of additional financing and the needed additional financing may not be available on commercially reasonable terms on a timely basis, or at all. The inability to obtain additional financing, when needed, would have a negative effect on the Company, including possibly requiring it to curtail or cease operations. If any future financing involves the sale of the Company’s equity securities, the shares of common stock held by its stockholders could be substantially diluted. If the Company borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

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

The Company’s failure to capitalize on its two existing definitive production agreements, to consummate the transactions contemplated by the ChevronTexaco ATA, BHP ATA or AOC with Well Lead, and/or enter into additional agreements, would likely result in its inability to generate sufficient revenues and continue operations.

The Company’s only definitive production contracts that have been secured to date are the Contract for Cooperation and Joint Development with Chifeng covering an oil field in Inner Mongolia and the Zijinshan PSC related to coalbed methane and tight gas sand production in China. The Company has also entered into asset transfer agreements with ChevronTexaco and BHP and an AOC with Well Lead, the consummation of which remains dependent upon a number of closing conditions, many of which are beyond the Company’s control. The Company has not entered into definitive agreements with respect to any other ventures that it is currently pursuing, and the Company’s ability to secure one or more of these additional ventures is subject to, among other things, (i) the amount of capital the Company raises in the future; (ii) the availability of land for exploration and development in the geographical regions in which the Company’s business is focused; (iii) the nature and number of competitive offers for the same projects on which the Company is bidding; and (iv) approval by government and industry officials. The Company may not be successful in executing definitive agreements in connection with any other ventures, or otherwise be able to secure any additional ventures it pursues in the future. Failure of the Company to capitalize on its existing contracts and/or to secure one or more additional business opportunities would have a material adverse effect on the Company’s business and results of operations, and would, in all likelihood, result in the cessation of the Company’s business operations.

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

In the event that any of the foregoing events occur, the Company could incur substantial losses as a result of (i) injury or loss of life; (ii) severe damage or destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) investigatory and clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of its operations; or (vii) repairs to resume operations. If the Company experiences any of these problems, its ability to conduct operations could be adversely affected. Additionally, offshore operations are subject to a variety of operating risks, such as capsizing, collisions and damage or loss from typhoons or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production.

The Company is a development-stage company and expects to continue to incur losses for a significant period of time.

The Company is a recently formed development-stage company with minimal revenues to date.  As of December 31, 2008, the Company had an accumulated deficit of approximately $9.0 million. The Company expects to continue to incur significant expenses relating to its identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained prior to the generation of significant revenue. Energy ventures, such as oil well drilling projects, generally require significant periods of time before they produce resources and in turn generate profits. The Company may not achieve or sustain profitability on a quarterly or annual basis, or at all.

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

Subject to its receipt of additional capital, the Company plans to significantly expand operations to accommodate additional development projects and other opportunities. This expansion will likely strain its management, operations, systems and financial resources. To manage its recent growth and any future growth of its operations and personnel, the Company must improve and effectively utilize its existing operational, management and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among its technical, finance, development and production staffs. The Company may need to hire additional personnel in certain operational and other areas during 2009. In addition, the Company may also need to increase the capacity of its software, hardware and telecommunications systems on short notice, and will need to manage an increasing number of complex relationships with strategic partners and other third parties. The failure to manage this growth could disrupt the Company’s operations and ultimately prevent the Company from generating meaningful revenue.

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

The Company does not have a plan to carry insurance policies in China and will be at risk of incurring personal injury claims for its employees and subcontractors, and incurring loss of business due to theft, accidents or natural disasters.

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

The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments and long-term advances.  As the Company chooses to maximize investment of its U.S. cash into higher yield investments rather than keeping the amounts in bank accounts, there is a high concentration of credit risk on remaining cash balances which are located principally in China.  At December 31, 2008, 78% ($975,681) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, 48.7% ($4,514,167) of the Company’s total cash equivalents was invested in a single money market fund in the U.S. composed of securities of numerous issuers.  At December 31, 2007, 90% ($1,406,357) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, the Company’s cash equivalents were invested in two money market funds, of which 54% ($348,561) was in a single fund; 18% ($2,000,000) and 15% ($1,650,000) of the Company’s U.S. short-term investments were invested in securities of two individual Moody’s Aaa-rated issuers.  At December 31, 2008 and December 31, 2007, 100% of the Company’s long-term advances ($386,415 in 2008, and $534,530 in 2007) were receivable as notes from a single borrower, BJHTC, an unaffiliated Chinese corporation and 3% owner of IMPCO Sunrise, a Chinese joint venture company which is owned 97% by IMPCO HK.  The Company recorded an impairment charge of $273,618 on these notes in 2008, reflecting principally the write-off of accrued interest income included in the principal balance of the notes.

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

Competition in the oil and gas industry is intense, particularly with respect to access to drilling rigs and other services, the acquisition of properties and the hiring and retention of technical personnel. The Company expects competition in the market to remain intense because of the increasing global demand for energy, and that competition will increase significantly as new companies enter the market and current competitors continue to seek new sources of energy and leverage existing sources. Recently, higher commodity prices and stiff competition for acquisitions have significantly increased the cost of available properties. Many of the Company’s competitors, including large oil companies, have an established presence in Asia and the Pacific Rim countries and have longer operating histories, significantly greater financial, technical, marketing, development, extraction and other resources and greater name recognition than the Company does. As a result, they may be able to respond more quickly to new or emerging technologies, changes in regulations affecting the industry, newly discovered resources and exploration opportunities, as well as to large swings in oil and natural gas prices. In addition, increased competition could result in lower energy prices, and reduced margins and loss of market share, any of which could harm the Company’s business. Furthermore, increased competition may harm the Company’s ability to secure ventures on terms favorable to it and may lead to higher costs and reduced profitability, which may seriously harm its business.

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

Within the past 12 months, light crude oil futures have ranged from below $40 per barrel to nearly $150 per barrel, and may continue to fluctuate significantly in the future. With respect to ventures in China, the prices the Company will receive for oil and gas, in connection with any of its production ventures, will likely be regulated and set by the government. As a result, these prices may be well below the market price established in world markets. Therefore, the Company may be subject to arbitrary changes in prices that may adversely affect its ability to operate profitably.

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

Under applicable accounting rules, the Company may be required to write down the carrying value of oil and natural gas properties if oil and natural gas prices decline or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standard FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their fair value, would have a negative impact on the Company’s earnings, which could be material.

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

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies in energy producing businesses and the facilities used by these businesses, which could adversely affect the Company’s ownership interests in then existing ventures. The Company’s ownership structure may not be adequate to accomplish the Company’s business objectives in China or in any other foreign jurisdiction where the Company may operate. Foreign governments also may impose additional taxes and/or royalties on the Company’s business, which would adversely affect the Company’s profitability. In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the Company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and the Company or other governments may adversely affect its operations. These developments may, at times, significantly affect the Company’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

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

The Company expects that it will conduct substantially all of its business in China, and its financial performance and condition will be measured in terms of the RMB.  It is difficult to assess whether a devaluation or revaluation (upwards valuation) of the RMB against the U.S. dollar would have an adverse effect on the Company’s financial performance and asset values when measured in terms of U.S. dollars. An increase in the RMB would raise the Company’s costs incurred in RMB; however, it is not clear whether the underlying cause of the revaluation would also cause an increase in the Company’s price received for oil or gas which would have the opposite effect of increasing the Company’s  margins and improving its  financial performance.

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

At various times during recent years, the United States and China have had significant disagreements over political, economic and security issues. Additional controversies may arise in the future between these two countries. Any political or trade controversies between these two countries, whether or not directly related to the Company’s  business, could adversely effect the market price of the Company’s Common Stock.

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

Factors that may contribute to the volatility of the trading price of the Company’s  Common Stock include, among others:

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

The limited market for the Company’s Common Stock may adversely affect trading prices or the ability of a shareholder to sell the Company’s  shares in the public market at or near ask prices or at all if a shareholder needs to liquidate its shares.

The Company’s Common Stock is traded on the OTC Bulletin Board (“OTCBB”) and there is a very limited market for the Common Stock that may not be maintained or broadened. The market price for shares of the Company’s Common Stock has been, and is expected to continue to be, very volatile.  Numerous factors beyond the Company’s control may have a significant effect on the market price for shares of the Company’s Common Stock, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  Even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven, early stage company such as the Company or purchase or recommend the purchase of its shares until such time as the Company  becomes more seasoned and viable. There may be periods of several days or more when trading activity in the Company’s  shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, investors may not be able to sell their shares at or near ask prices or at all if investors need money or otherwise desire to liquidate their shares.

The Company’s securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of the Company’s securities more that if such securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

The Company’s securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market.  Quotation of the Company’s securities on the OTC Bulletin Board may limit the liquidity and price of its securities more than if its securities were quoted or listed on The Nasdaq Stock Market or a national exchange.  Some investors may perceive the Company’s securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTC Bulletin Board listed company, the Company does not attract the extensive analyst coverage companies listed on Nasdaq or other regional or national exchanges often receive.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of the Company’s securities.

Substantial sales of the Company’s Common Stock could cause the Company’s stock price to fall.

As of February 27, 2009, the Company had outstanding 40,061,785 shares of Common Stock, substantially all of which are eligible for sale under Rule 144. The Company has also entered into registration rights agreements with shareholders covering the resale of 23,678,957 of such shares.  These registration rights agreements provide that if the Company becomes a publicly reporting company under the Exchange Act and successfully lists its shares for trading on a national securities exchange (the “Listing Date”), then the Company shall be required to use commercially reasonable efforts to prepare and file a registration statement under the Securities Act covering the resale of all the Registerable Securities (as defined in the registration rights agreements) within 60 days following the Listing Date and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 210 days after the Listing Date. In addition, the registration rights agreements entitle the holders to demand two registrations of their securities after the Company has effected a registered public offering of its Common Stock and unlimited number of piggy-back registrations. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company’s ability to raise capital through the sale of its equity securities.

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

The Company’s Common Stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

As of February 27, 2009, the executive officers, directors and holders of 5% or more of the outstanding Common Stock together beneficially owned approximately 33.0% of the outstanding Common Stock. These stockholders, if they were to act together, would likely be able to significantly influence all matters requiring approval by stockholders, including the election of Directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

The Hartsdale Facility is occupied under a lease which commenced on December 1, 2006, and was extended two additional years to November 30, 2010 under an amendment entered into in September 2008.  The rentable square feet of the Hartsdale Facility at December 31, 2008 were 1,978, and the rental expense for the Hartsdale Facility is currently $5,095 per month, plus a 7.96% share of operating expenses of the property.

The Beijing Facility is approximately 1,900 square feet of office space. The Beijing Facility is occupied under a tenancy agreement that commenced on August 16, 2007, and ends on August 15, 2009.  The Company’s combined rental and management expense for the Beijing Facility is currently $4,820 per month.

The Company believes that its current office facilities have the capacity to meet its needs for the foreseeable future.  It does not foresee significant difficulty in renewing or replacing the space leased in Beijing, under current market conditions.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the “Quarterly Information and Stock Market Data” portion of Part II, Item 8. “Financial Statements and Supplementary Data” is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ending December 31, 2008.

Effective December 31, 2008, the Company rescinded the grants of an aggregate of 20,400 shares of the Company's restricted Common Stock previously issued under the Company's 2007 Stock Plan to the following individuals:  (i) 10,000 shares issued to Elizabeth P. Smith on December 17, 2007; (ii) 400 shares issued on December 17, 2007 to Louis Ruggio; and (iii) 10,000 shares issued on February 11, 2008 to Robert C. Stempel.  These rescissions were each consummated pursuant to a rescission agreement entered into by and between the Company and each individual.

ITEM 6.  SELECTED FINANCIAL DATA

Financial Summary Data	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from inception (August 25, 2005) through December 31, 2005	For the period from inception (August 25, 2005) through December 31, 2008

Net Loss	$(5,446,649)	$(2,383,684)	$(1,086,387)	$(51,344)	$(8,968,064)

Net Loss per share of
common stock-basic and diluted	$(.14)	$(.08)	$(.10)	$(.03)

Cash Used in Operating Activities	$3,208,017	$2,060,887	$814,024	$10,071	$6,092,999

Capital Expenditures	$329,782	$80,689	$207,833	$-	$618,304

	As of December 31,
	2008	2007	2006	2005
Selected Balance Sheet Data

Working Capital	$11,223,902	$13,316,694	$3,110,818	$(39,344)

Property, Plant and Equipment-Net	$569,303	$285,027	$208,511	$-

Total Assets	$14,119,089	$17,456,927	$3,929,321	$101,929

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Part II, Item 8.  Financial Statements and Supplementary Data”  for further information regarding the comparability of the Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Pacific Asia Petroleum, Inc., a Delaware corporation, and its subsidiaries, including former subsidiaries Inner Mongolia Production Company LLC (“IMPCO”) (which merged into Pacific Asia Petroleum, Inc. in December 2007), and Advanced Drilling Services, LLC (“ADS”) (which merged into Pacific Asia Petroleum, Inc. in December 2007), and its current subsidiaries and joint ventures (i) Pacific Asia Petroleum (HK) Limited, (ii) Pacific Asia Petroleum, Limited, (iii) Inner Mongolia Production Company (HK) Limited, and (iv) Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”). References to “PAP” refer to Pacific Asia Petroleum, Inc. prior to the Mergers of IMPCO and ADS into wholly-owned subsidiaries thereof, effective May 7, 2007.

As discussed in Note 1 and Note 2 of the consolidated financial statements, historical financial results presented herein are the results of IMPCO from inception on August 25, 2005 to May 6, 2007, and the consolidated entity Pacific Asia Petroleum, Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as Pacific Asia Petroleum, Inc.

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

The cumulative net losses of the Company from inception through December 31, 2008 are $8,968,064. Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses. From inception through December 31, 2008, we did not generate revenues from operations.

The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. These operations consist of the drilling of oil wells in recently discovered fields in Inner Mongolia, China, and exploration and development operations with respect to CBM opportunities in the Shanxi Province of China. We consider the Company to be a single line of business.

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

The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement increasing the financial incentives to all the parties involved and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to acquire the existing production from the 22 sq. km. Kerqing Oilfield. The acquisition of the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk.

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

In September 2007, the Company entered into the Chevron Agreements with ChevronTexaco for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests was $61,000,000, adjusted in April 2008 to $50,000,000, and was subject to certain income and expense adjustments prior to closing. The Company paid to ChevronTexaco a $3,050,000 deposit toward the purchase price in 2007, which was refundable if the Chevron Agreements were terminated under certain conditions. The closing of the asset transfers contemplated pursuant to the Chevron Agreements was contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce.  On December 5, 2008, the Company exercised its right to terminate three of the four Chevron Agreements due to delays in receipt of required Chinese government approvals of the transfers, coupled with renewal terms proposed by ChevronTexaco that were not acceptable to the Company.  The remaining ChevronTexaco ATA to purchase ChevronTexaco’s 35.7142% interest in the Baode PSC for CBM at a purchase price of $2,000,000 and a deposit of $650,000 was retained and remains in effect.  Following termination by the Company of the three Chevron Agreements, ChevronTexaco returned $2,400,000 of prepaid deposits to the Company in December 2008 as required under the terminated Chevron Agreements.

On March 29, 2008, the Company entered into the BHP ATA with BHP for the purchase by the Company of BHP’s 64.2858% interest in the Baode PSC  for CBM.  The purchase price is $2,000,000, subject to upward adjustment to account for BHP’s cash flow payments and operating costs paid with respect to BHP’s interest in the Baode PSC from April 1, 2008 through the closing date, and downward adjustment to account for BHP’s receipt of revenues derived from BHP’s interest in the Baode PSC from that date through the closing date.  The Company has paid BHP a $500,000 deposit toward the purchase price, which is refundable if the BHP ATA is terminated under certain conditions.  Upon closing, the Company will assume BHP’s operating obligations related to the Baode PSC.

Assuming all conditions precedent to closing of each of the ChevronTexaco ATA and BHP ATA are satisfied, upon closing of both the ChevronTexaco ATA and the BHP ATA, the Company will acquire a 100% participating interest in the Baode PSC.  Pursuant to the terms of the Baode PSC, the Chinese government is entitled to acquire up to a 30% participating interest in the Baode PSC from the then-current parties to the Baode PSC upon certain conditions and in exchange for certain payments to such parties.  Assuming the Company consummates one or both of the ChevronTexaco ATA and the BHP ATA, such asset acquisitions will not constitute the acquisition of a business, but the acquisition of title to hydrocarbon natural resources under the surface of the land.  These assets are not presently capable of independent operation as a business, and no employees, revenues, or customers will be acquired.

On October 26, 2007, PAPL, a wholly-owned subsidiary of the Company, entered into the Zijinshan PSC with CUCBM for the exploitation of CBM resources in the Zijinshan block, which is located in the Shanxi Province in China. The Zijinshan PSC provides, among other things, that PAPL must drill three (3) exploration wells and carry out 50 km of 2-D seismic data acquisition (a minimum commitment for the first three (3) years with an estimated expenditure of $2.8 million) and drill four (4) pilot development wells during the next two (2) years at an estimated cost of $2 million (in each case subject to PAPL’s right  to terminate the Zijinshan PSC). During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the Zijinshan PSC. The Zijinshan PSC has a term of thirty (30) years. The Zijinshan PSC was approved in 2008 by the Ministry of Commerce of China. Pursuant to the Zijinshan PSC, all CBM resources (including all other related hydrocarbon resources) produced from the Zijinshan block is to be shared as follows: (i) 80% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 80% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China. On December 9, 2008 the Company and CUCBM finalized a mutually agreed work program pursuant to which the Company may immediately commence development operations under the PSC.

On September 30, 2008, the Company entered into an AOC with Well Lead, pursuant to which the parties agreed to use reasonable efforts to negotiate and enter into a mutually acceptable Sale and Purchase Agreement for purchase by the Company of up to 39% of the WL Interest in Northeast Oil.  Northeast Oil owns a 95% interest in the WL Oil Blocks located in the Fulaerjiqu Oilfield in Qiqihar City, Heilongjiang Province in the People’s Republic of China.  The proposed transaction is subject to due diligence review of the WL Interest, the WL Oil Blocks and other due diligence.  Under the proposed transaction, the Company would acquire a 25% interest in Northeast Oil for a purchase price of $9.8 million, composed of $5 million cash (one-half paid at closing and the remainder in five equal monthly installments commencing eight months after closing) and the issuance of Company Common Stock valued at $4.8 million.  In addition, at closing, the Company would have the option to purchase an additional 14% interest in Northeast Oil for $5.5 million in cash payable at closing.  In accordance with the AOC, the Company paid Well Lead a nonrefundable payment of $50,000 in cash for the right of exclusive negotiations for the acquisition of the Interest through November 30, 2008, which exclusive term has expired.

After completing the initial phase of due diligence on Well Lead, the WL Interest and the WL Oil Blocks, the Company has commenced additional negotiations with Well Lead and other related parties to expand the potential acquisition to include other Well Lead interests and related parties.  These additional Well Lead interests and related parties include additional producing oilfields in China, a Well Lead-affiliated technology company that has been applying its intellectual property to successfully enhance production in the WL Oil Blocks, and certain Well Lead-related venture companies. The Company now seeks to acquire a 51% participating interest in all these Well Lead assets and related parties, and the Company and Well Lead have reached a verbal agreement in principle with respect thereto.  The Company anticipates that the total purchase price for all Well Lead interests to be acquired by the Company will be less than the amounts originally provided for in the AOC for the WL Oil Blocks alone.  The Company has commenced phase two of its due diligence review with a goal to conclude such review and negotiate, sign and consummate a definitive acquisition agreement by April 30, 2009;  however, the Company can make no assurances that it will be able to successfully consummate any transaction with Well Lead on terms and conditions satisfactory to the Company, or at all.

In order to fully implement its business strategy, including development and production required under the Zijinshan PSC, ongoing production under the Chifeng Agreement, consummation of the asset transfers contemplated pursuant to the ChevronTexaco ATA and the BHP ATA and development and production under the Baode PSC,  thereafter, as well as other transactions contemplated with Well Lead, and the Beijing Tai He Sheng Ye Investment Company Limited, the Company will need to raise significant additional capital. In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to revise its business plan and possibly cease operations completely.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending December 31, 2009 (the “Next Year”). During the Next Year, the Company plans to focus its efforts on commencing operations under the Zijinshan PSC in the area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”), drilling activities under its agreement with Chifeng, and consummating the purchase of the participating interests under the Baode PSC from ChevronTexaco and BHP, as well as developing additional enhanced oil production opportunities in China through potential acquisitions from Well Lead and other parties and pursuit of the gas distribution venture with Handan Changyuan Gas Co., Ltd. (“HCG”).

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

The Company has assembled a management team with experience in the fields of international business development, petroleum and geologic engineering, geology, petroleum field development and production, petroleum operations and finance. Members of the Company’s management team previously held positions in similar oil and gas development, and screening roles at Texaco Inc., and will seek to utilize their contacts in Asia to provide us with access to a variety of energy projects. Among the strategies that we plan to use are:

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

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its current operations for the Next Year provided, however, that if the conditions precedent to the closing are satisfied and the Company elects to consummate the purchase of the ChevronTexaco and BHP participating interests in the Baode PSC, as well as consummate the transactions currently contemplated with Well Lead, the Company will be required to raise additional capital to fund  ongoing operational expenses related to the participating interests to be purchased from ChevronTexaco and BHP, and those operational expenses related to the interests of Well Lead. The remaining discussion considers the Company’s ability to fund its other operations and overhead expenses, exclusive of the funding necessary for the aforementioned purchases, except insofar as that the deposit required for those agreements has reduced our liquidity.

As of December 31, 2008, the Company had net working capital of $11,223,902 and cash, including  cash equivalents of $10,515,657 and short-term investments of  $1,260,000. The Company also has deposited $650,000 with ChevronTexaco as required under the ChevronTexaco ATA, and $500,000 with BHP as required under the BHP ATA. For the year ended December 31, 2008, the Company incurred a net loss of $5,446,649. As a result of our operating losses from our inception through December 31, 2008, we generated a cash flow deficit of $6,092,999 from operating activities during this period. Cash flows used in investing activities - net were $3,128,538 during the period from inception (August 25, 2005) through December 31, 2008, comprised of net purchases of $1,260,000 of short-term investments, the acquisition of $618,304 of property and equipment and an increase of $1,250,234 in deferred charges. We met our cash requirements during this period through net proceeds of $19,699,092 from the private placement of the Company’s restricted equity securities.

As of December 31, 2008, the Company had short-term development commitments (within the next 12 months) of approximately $1.3 million to fund drilling activities under our agreement with Chifeng, and approximately $2.9 million to fund operations under our agreement with CUCBM.  In the event the conditions precedent to the closing of the ChevronTexaco ATA and the BHP ATA are satisfied, the Company will be required to pay $1.35 million and $1.5 million, respectively, for the unpaid base purchase prices and other costs detailed in Part I, Item 1, “Description of Business,” under these agreements, as well as additional capital to fund ongoing operational expenses related to the participating interests purchased from ChevronTexaco and BHP under the Baode PSC, which have been estimated by them to be $2.6 million.

Net cash used in operating activities was $3,208,017 in 2008 compared to $2,060,887 in 2007 and $814,024 in 2006.  The increases in 2008 versus 2007 and in 2007 versus 2006 were principally due to increases in expenses paid, most of which were also incurred in the same respective years.  The cash effect of net changes in current assets and liabilities was a significant factor in the 2008 versus 2007 comparative period due to accrued liabilities for expenses. For the 2007 versus 2006 comparative period it was not a significant factor.

Net cash provided by investing activities was $11,511,505 in 2008 compared to net cash used in investing activities of $13,040,176 in 2007 and $1,599,867 in 2006.  The net change in 2008 versus 2007 was principally due to  net sales of  $9,940,000 of available-for-sale short-term securities and a decrease in deferred charges of $1,905,824 from deposits and other costs related to pending asset purchases under asset purchase agreements.  This was partially offset by an increase in additions to property, plant and equipment in 2008 versus 2007.  The net change in 2007 versus 2006 was principally due to an increase of $9,800,000 in net purchases of short-term investments.

Net cash used in financing activities was $2,513 in 2008 compared to net cash provided by financing activities of $15,421,002 in 2007 and $4,162,526 in 2006. The net change in 2008 versus 2007 was due to a lack of financing activity in 2008 versus financing activity in 2007 conducted in connection with the Mergers.  The net increase in 2007 versus 2006 was principally due to the equity financing conducted in connection with the Mergers of May 7, 2007, which was significantly larger than the equity financing conducted in 2006 as IMPCO. Also affecting the increase in 2007 versus 2006 was a decrease in notes payable repaid and an increase in net cash flow from minority interest investment and advances activity.

Based on expenditures for development and operations included above (excluding the closing of the ChevronTexaco ATA and BHP ATA, and the transactions contemplated with Well Lead) of $4.2 million in total over 12 months, there would be $7.0 million available to fund expenses at $3.5 million per year for 2.0 years.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, including under our agreements with Chifeng and CUCBM, closing of the ChevronTexaco ATA and BHP ATA and purchase of the ChevronTexaco and BHP participating interests, in the Baode PSC, consummation of the transactions contemplated with Well Lead and Beijing Tai He Sheng Ye Investment Company Limited, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through December 31, 2008, virtually all of our financing has been raised through private placements of equity instruments.  The Company at December 31, 2008 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on December 31, 2008, we can sustain operations at the present “burn rate” for more than one year. We will need additional equity or debt financing to expand our operations through 2009 and we may need additional financing thereafter.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet our projected cash flow deficits. However, if during the Next Year or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition.

To the extent the Company acquires additional CBM, tight gas sand and other energy-related rights consistent with its business plan, including the participating interests from ChevronTexaco and BHP, and the consummation of the transactions contemplated with Well Lead and Beijing Tai He Sheng Ye Investment Company Limited, the Company will need to raise additional funds for development of such projects.

Employees

As of December 31, 2008, we had 18 full-time employees and 8 part-time employees/contractors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. During the Next Year, the Company may need to hire additional personnel in certain operational and other areas as required for its expansion efforts, and to maintain focus on its then-existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming initiation of additional projects, the Company currently plans to increase full-time staffing to over twenty people during the Next Year, although such hiring may not occur or may be inadequate to execute the Company’s growth plans. As we continue to expand, we will incur additional cost for personnel.

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

Pursuant to the Chifeng Agreement, drilling operations commenced in October 2006.  The first well drilled by Chifeng discovered oil and has been completed as a producing well, but production operations were suspended in 2007 pending receipt of a production license from the Chinese government. The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement with a goal of increasing the financial incentives to all the parties involved, and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to acquire the existing production from the 22 sq. km. Kerqing Oilfield. The acquisition of the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk.

If the license is issued, the Company expects to spend $1.3 million in 2009 in connection with drilling activities under the contract.

In November 2006, the Company signed an Agreement for Joint Cooperation with the CUCBM covering the CUCBM Contract Area. This was converted to the Zijinshan PSC on October 26, 2007. This is an opportunity to explore for and develop CBM resources (including all other related hydrocarbon resources). In 2008 the Company spent about $0.2 million for this project.  Expenditures for this project to are expected to be approximately $2.7 million in 2009.

In September 2007, the Company entered into the four Chevron Agreements with ChevronTexaco for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests was

$61,000,000, adjusted in April 2008 to $50,000,000, and was subject to certain income and expense adjustments prior to closing. The Company paid to ChevronTexaco a $3,050,000 deposit toward the purchase price, which was refundable if the Chevron Agreements were terminated under certain conditions. On December 5, 2008, the Company exercised its right to terminate three of the four Chevron Agreements, retaining the ChevronTexaco ATA related to the Baode PSC for CBM with a purchase price of $2,000,000 and a deposit retained by ChevronTexaco of $650,000.  The deposit amount of $2,400,000 previously paid by the Company to ChevronTexaco with respect to the three terminated Chevron Agreements was returned to the Company in December 2008 as a result of the terminations.

In March 2008, the Company entered into the BHP ATA with BHP for the purchase of the remainder of the participating interest in the Baode PSC not held by ChevronTexaco that the Company plans to acquire under the ChevronTexaco ATA. The Company paid BHP a deposit of $500,000 toward the $2,000,000 purchase price, which is refundable if the BHP ATA is terminated under certain conditions.

The Company is also actively pursuing other opportunities for which no definitive agreements are in place, including the Well Lead opportunity and the Handan Gas Distribution Venture.

In the year ended December 31, 2007, the Company generated $12,289 in miscellaneous revenues from services.  These revenues, which have been recorded as “Other Income,” were from a single consulting engagement and are not at this point expected to be repeated as the Company is not in the consulting business and has increasing demands placed on its staff in developing its own business enterprise. Even though the Company has earned these nominal revenues, it still considers itself a development stage enterprise as it has been since its inception on August 25, 2005.

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

As a result of limited capital resources and no revenues from operations from the date of inception as IMPCO on August 25, 2005, the Company has relied on the issuance of equity securities as a means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with non-employees if it is in the best interest of the Company and in accordance with applicable federal and state securities laws. In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate employees and non-employees partially with equity compensation for services during the Next Year. This policy may have a material effect on the Company’s results of operations during the Next Year.

Revenues

We have generated no revenues from operations since inception as IMPCO on August 25, 2005. We hope to begin generating revenues from operations in 2009 from actual operations as the Company transitions from a development stage company to that of an active growth stage company.

 Expenses

	Years ended December 31,
Description	2008	2007	2006

Salaries	$1,672,694	$898,875	$62,300
Consulting	505,248	803,485	770,633
Legal and professional fees	503,830	300,228	25,051
Accounting and audit fees	169,368	135,305	30,624
Other operating contract work	249,440	-	-
Travel	295,621	194,071	138,354
Stock-based compensation	1,355,590	195,442	29,065
Impairment of assets	273,618	-	-
All other operating expenses	758,411	454,841	130,986
Total Operating Expenses	$5,783,820	$2,982,247	$1,187,013

For the fiscal year 2008, total operating expenses before income taxes were $5,783,820 as compared to $2,982,247 in 2007 and $1,187,013 in 2006. The increase each year in operating expenses reflects the increase in financing-related activities, the expenses associated with the Mergers and increased efforts in identifying, negotiating for the acquisition of potential oil and gas opportunities and the start of operations in Zijinshan.  The major components of expense differences are as follows.

Year 2008 versus Year 2007

•	Salaries: The increase in 2008 over 2007 of $773,819 resulted from an increase in the number of employees.

•
Consulting:  The decrease in 2008 over 2007 of $298,237 was due to a decrease of $197,312 in consulting fees paid as vested equity compensation, an increase of $124,776 in cash consulting fees related to Sarbanes-Oxley compliance work, and a decrease of $225,701 in other cash consulting fees. The decreases were principally due to non-recurring costs in 2007 relative to merger negotiation assistance and contractual obligations for assistance in the raising of equity funds prior to the Mergers.

•
Legal and professional fees:  The increase in 2008 over 2007 of $203,602 was due to the increase in the Company’s activities, the legal requirements to prepare SEC filings, and assistance in compliance with Sarbanes-Oxley Act requirements.

•	Accounting and audit fees: The increase in 2008 over 2007 of $34,063 was principally due to increased auditor involvement as a result of the change to a public company through the Mergers in May 2007.

•
Other operating contract work: The activity in 2008 versus no prior activity reflects the 2008 start of activity for exploration toward development of operations with respect to a CBM project in China.

•	Travel: The increase of $101,550 in 2008 over 2007 was due to increased travel related to possible acquisitions and financing activities.

•	Stock-based compensation: The increase of $1,160,148 reflects a larger value of restricted stock and stock option awards subject to amortization in 2008 versus 2007.

•
Impairment of assets:  The activity in 2008 versus no activity in prior years reflects the 2008 write-down of the notes receivable relative to the minority interest investment in a China subsidiary company that has had no revenues to date.

Year 2007 versus Year 2006

•
Salaries: The increase in 2007 over 2006 of $836,575 resulted from the increase in employees from two at the end of 2006 to nine (including the officers) at the end of 2007 and the change of two Company officers from consultants in 2006 to salaried employees in late 2006 and early 2007.

•
Consulting: The increase in 2007 over 2006 of $32,852 was due to an increase of $146,732 in non-cash fees paid as equity, principally from increased activity involving potential oil and gas opportunities; partially offset by a decrease of $113,880 in cash fees primarily due to change of two Company officers from consultants to salaried employees in late 2006 and early 2007.

•
Legal and professional fees: The increase in 2007 over 2006 of $275,177 was largely due to the legal requirements to complete the Mergers, preparation of government filings and the general increase in the Company’s activities.

•	Accounting and audit fees: The increase in 2007 over 2006 of $104,681 was due to the increased requirements for SEC filings subsequent to the Merger in May 2007.

•
Travel: The increase in 2007 over 2006 of $55,717 was due to increased travel to China by the Company’s officers and technical staff to review potential oil and gas opportunities as well as establishing a permanent Company office in Beijing in August 2007.

•	Stock-based compensation: The increase in 2007 over 2006 of $166,377 was due to additional awards in 2007 and a full year’s expense for 2006 awards in 2007 versus three months expense in 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Company’s significant contractual obligations:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$156,584	$98,284	$58,300	$-	$-

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

Revenue Recognition

We will recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. As of December 31, 2008, we did not have recordable sales. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production will be defined in sales contracts.

Short-Term Investments

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Debt and equity securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading.  Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity.  Trading securities are defined as those bought and held principally for the purpose of selling them in the near term.  All other securities are classified as available-for-sale.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  The Company’s short-term investments are classified as available-for-sale.

Foreign Currency Translation

The Company uses both the U.S. dollar and local currency as functional currencies based upon the principal currency of operation of each subsidiary. The functional currency for operations in China (other than Hong Kong) is the local currency.  The Company at present expects that the future revenues from its operations in China will be in local currency.  Balance sheet translation effects from translating local functional currency into U.S. dollars (the reporting currency) are recorded directly to other comprehensive income in accordance with SFAS No.130, “Reporting Comprehensive Income.”

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.”  The Company made no stock-based compensation grants before 2006, and therefore the transition provisions of SFAS No. 123 (R) pertaining to pre-2006 grants do not apply.  The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model.  Compensation expense for stock options and restricted stock awards is recorded over the vesting periods on a straight line basis for each award group. Compensation paid in stock fully vested at award date is valued at fair value at that date and charged to expense at that time.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 5 to the consolidated financial statements in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be  exposed to certain market risks related to changes in foreign currency exchange and interest rates.

Foreign Currency Exchange Risk

In addition to the U.S. dollar, the Company conducts its business in RMB and therefore is subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. The Company does not expect to generate meaningful revenue from activities in China prior to 2010. Prior to July 2005, the exchange rate between the U.S. dollar and the Chinese RMB was fixed, and, consequently, there were no fluctuations in the value of goods and services we purchased in China because of currency exchange.

In July 2005, the Chinese government began to permit the RMB to float against the U.S. dollar. All of our costs to operate our Chinese office and operations are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. dollars.  To date the Company has not engaged in hedging activities to hedge our foreign currency exposure. In the future, the Company may enter into hedging instruments to manage its foreign currency exchange risk or continue to be subject to exchange rate risk.

The Company currently holds notes carried at $386,415 as of December 31, 2008 after impairment adjustment. The notes are denominated and receivable in RMB and are held by Inner Mongolia Production Company (HK) Limited, which recognizes appreciation and depreciation of the RMB note.   A 20% appreciation of the RMB would result in a gain of approximately $77,000.  A 20% decline of the RMB would result in a loss of approximately $77,000.

Interest Rate Risk

See Note 6 to the financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding our financial instruments.  At December 31, 2008 and 2007 the Company had no investments in financial instruments subject to interest rate risk affecting fair value. Changes in interest rates on these short-term securities will result in less interest income if interest rates decline, but no loss of principal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following index lists the financial statements of Pacific Asia Petroleum, Inc. that are included in this report:

Page
Report of Independent Registered Public Accounting Firm	44
Financial Statements:
Consolidated Balance Sheets –
December 31, 2008 and 2007	45
Consolidated Statements of Operations –
For the years ended December 31, 2008, 2007 and 2006, and for the period from inception (August 25, 2005) through December 31, 2008	46
Consolidated Statement of Stockholders’ Equity (Deficiency) –
For the period from inception (August 25, 2005) through December 31, 2008	47
Consolidated Statement of Cash Flows –
For the years ended December 31, 2008, 2007 and 2006, and the period from inception (August 25, 2005) through December 31, 2008	48
Notes to Consolidated Financial Statements	49

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacific Asia Petroleum, Inc.
Hartsdale, NY

              We have audited the accompanying consolidated balance sheets of Pacific Asia Petroleum, Inc. and its subsidiaries (the “Company”) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and the period August 25, 2005 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Asia Petroleum, Inc. and its subsidiaries (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and the period August 25, 2005 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

            /s/ RBSM LLP

New York, New York
February 27, 2009

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
	(A Development Stage Company)
Consolidated Balance Sheets

As of December 31,	2008	2007
Assets
Current assets
Cash and cash equivalents	$10,515,657	$2,208,969
Short-term investments (note 6)	1,260,000	11,200,000
Income tax refunds receivable	8,500	-
Prepaid expenses	90,657	46,247
Deposits	37,556	22,954
Advances	383	2,758
Total current assets	11,912,753	13,480,928

Non-current assets
Property, plant and equipment at cost - (note 7) (net of accumulated depreciation:
2008- $88,577: 2007- $20,779)	569,303	285,027
Intangible assets	384	384
Long-term advances (note 6)	386,415	534,530
Deferred charges	1,250,234	3,156,058

Total Assets	$14,119,089	$17,456,927

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,446	$2,739
Income taxes payable	5,148	38,791
Accrued contracting and development fees	294,020	-
Accrued bonuses and vacations	158,473	31,366
Accrued and other liabilities	205,764	91,338
Total current liabilities	688,851	164,234

Minority interest in subsidiaries	386,415	395,094

Stockholders' equity
Common stock:
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
40,061,785 as of December 31, 2008; 39,931,109 as of December 31, 2007	40,062	39,931
Preferred stock:
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of December 31, 2008 and December 31, 2007
Outstanding - none as of December 31, 2008 and December 31, 2007	-	-
Paid-in capital	21,741,965	20,251,022
Other comprehensive income - currency translation adjustment	229,860	128,061
Deficit accumulated during the development stage	(8,968,064)	(3,521,415)
Total stockholders' equity	13,043,823	16,897,599

Total Liabilities and Stockholders' Equity	$14,119,089	$17,456,927

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
	(A Development Stage Company)
Consolidated Statement of Operations
	For the years ended December 31, 2008, 2007 and 2006, and for the period from inception (August 25, 2005) to December 31, 2008

				For the period
				from inception
				(August 25, 2005)
				through
	2008	2007	2006	December 31, 2008
Operating Expenses
Depreciation	$66,769	$18,850	$1,740	$87,359
All other operating expenses	5,717,051	2,963,397	1,185,273	9,917,065
Total Operating Expenses	(5,783,820)	(2,982,247)	(1,187,013)	(10,004,424)

Operating Loss	(5,783,820)	(2,982,247)	(1,187,013)	(10,004,424)

Other Income (Expense)
Interest Income	323,762	618,089	99,406	1,041,257
Other Income	14,695	12,937	-	27,632
Other Expense	(172)	(714)	-	(886)
Total Other Income	338,285	630,312	99,406	1,068,003

Net loss before income taxes and
minority interest	(5,445,535)	(2,351,935)	(1,087,607)	(8,936,421)
Income tax (expense) benefit	(13,082)	(38,826)	-	(51,908)

Net loss before minority interest	(5,458,617)	(2,390,761)	(1,087,607)	(8,988,329)
Minority interest	11,968	7,077	1,220	20,265

Net Loss	(5,446,649)	(2,383,684)	(1,086,387)	(8,968,064)

Other Comprehensive Income (Loss),
Net of Tax:
Foreign currency translation adjustment	101,799	108,833	19,228	229,860
Comprehensive income (Loss)	$(5,344,850)	$(2,274,851)	$(1,067,159)	$(8,738,204)

Net Loss per Share of Common Stock -
Basic and Diluted	$(0.14)	$(0.08)	$(0.10)

Weighted Average Number of Shares Outstanding	39,992,512	31,564,121	11,248,938

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)	For the period from inception (August 25, 2005) to December 31, 2008

							Other
							Comprehensive	Deficit
	No. of			No. of			Income (Loss)-	Accumulated	Total
	Common			Preferred			Foreign	During the	Stockholders'
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Currency	Development	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Translation	Stage	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	4,223,424
Amortization of options fair value	-	-	-	-	-	29,065	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,086,387)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	3,371,591
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	335,312
Shares retained by Pacific Asia Petroleum original
stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-
Issued for services, compensation cost of stock options
and restricted stock	-	-	-	-	-	195,442	-	-	195,442
Currency translation	-	-	-	-	-	-	108,833	-	108,833
Net loss	-	-	-	-	-	-	-	(2,383,684)	(2,383,684)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	16,897,599
Issued on exercise of warrants	79,671	80	-	-	-	(83)	-	-	(3)
Vesting of restricted stock	76,400	76	-	-	-	(76)	-	-	-
Cancellation of vested restricted stock	(10,400)	(10)	-	-	-	10	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,355,590	-	-	1,355,590
Issued for services	15,000	15	-	-	-	137,985	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)	-	-	(8,179,104)
Currency translation	-	-	-	-	-	-	101,799	-	101,799
Net loss	-	-	-	-	-	-	-	(5,446,649)	(5,446,649)
Balance - December 31, 2008	40,061,785	$40,062	$-	-	$-	$21,741,965	$229,860	$(8,968,064)	$13,043,823

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
	(A Development Stage Company)
Consolidated Statement of Cash Flows	For the years ended December 31, 2008, 2007 and 2006,
	and for the period from inception (August 25, 2005) to December 31, 2008

				For the period
				from inception
				(August 25, 2005)
				through
	2008	2007	2006	December 31, 2008

Cash flows from operating activities
Net loss	$(5,446,649)	$(2,383,684)	$(1,086,387)	$(8,968,064)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	(88,440)	(90,602)	(9,945)	(188,987)
Currency transaction loss	41,047	43,444	-	84,491
Stock and options compensation expense	1,493,590	530,754	226,670	2,251,014
Minority interest in net loss	(11,969)	(7,077)	(1,220)	(20,266)
Depreciation expense	66,769	18,850	1,740	87,359
Impairment of assets adjustment	273,618	-	-	273,618
Changes in current assets and current
liabilities:
(Increase) in income tax refunds receivable	(8,500)	-	-	(8,500)
(Increase) decrease in advances	2,375	(2,758)	-	(383)
(Increase) in deposits	(14,602)	(11,456)	(11,498)	(37,556)
(Increase) in prepaid expenses	(44,410)	(14,761)	(31,486)	(90,657)
Increase (decrease) in accounts payable	22,707	(55,638)	43,226	10,295
Increase (decrease) in income tax and accrued liabilities	506,447	(87,959)	54,876	514,637
Net cash used in operating activities	(3,208,017)	(2,060,887)	(814,024)	(6,092,999)

Cash flows from investing activities
Net sales (purchases) of short-term investments	9,940,000	(9,800,000)	(1,400,000)	(1,260,000)
(Increase) decrease in deferred charges	1,905,824	(3,156,058)	-	(1,250,234)
Additions to property, plant and equipment	(334,319)	(84,118)	(199,867)	(618,304)
Net cash provided by (used in) investing activities	11,511,505	(13,040,176)	(1,599,867)	(3,128,538)

Cash flows from financing activities
Payment and proceeds of notes payable	-	(5,000)	(100,000)	(5,000)
Increase in minority interest investment	-	40,020	359,410	399,430
Increase in long-term advances to minority shareholder	-	-	(400,507)	(400,507)
Decrease in subscriptions receivable	-	-	28,000	28,000
Issuance of common stock net of issuance costs	(2,513)	15,385,982	4,275,623	19,671,092
Net cash provided by (used in) financing activities	(2,513)	15,421,002	4,162,526	19,693,015

Effect of exchange rate changes on cash	5,713	21,656	16,810	44,179

Net increase in cash and cash equivalents	8,306,688	341,595	1,765,445	10,515,657
Cash and cash equivalents at beginning of period	2,208,969	1,867,374	101,929	-
Cash and cash equivalents at end of period	$10,515,657	$2,208,969	$1,867,374	$10,515,657

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-	$-
Income taxes paid	$48,832	$35	$-	$48,867

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$138,000	$335,312	$197,605	$670,917
Issuance costs paid as warrants issued	$-	$868,238	$61,239	$929,477
Increase in fixed assets accrued in liabilities	$-	$4,537	$7,966	$-
Increase in issuance costs accrued in liabilities	$-	$-	$52,199	$-
Warrants exercised for common stock	$(3)	$-	$-	$(3)

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

The Company’s activities commenced in 2005 through Inner Mongolia Production Company, LLC (“IMPCO”), a limited liability company formed under New York State law on August 25, 2005.  The Company’s business plan is to engage in the business of oil and gas exploration, development and production in Asia and the Pacific Rim countries.

The Company has entered into a production sharing contract to explore for coalbed methane resources in China.

 In November 2006, the Company entered into an Agreement for Joint Cooperation (the “Cooperation Agreement”), with China United Coalbed Methane Co. (“CUCBM”), with respect to coalbed methane (“CBM”) production covering an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”). On October 26, 2007 Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned subsidiary of the Company, entered into a production sharing contract (“PSC”) with CUCBM covering the CUCBM Contract Area.  During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC.  The PSC has a term of 30 years and was approved by the Ministry of Commerce of China in 2008.

The Company is pursuing an oil development opportunity in Inner Mongolia.

In 2006 a subsidiary of the Company entered into a joint development contract with Chifeng Zhongtong Oil and Natural Gas Co., Ltd., (“Chifeng”), a company incorporated in Inner Mongolia, China.  Pursuant to the Chifeng Agreement, drilling operations commenced in October 2006.  The first well drilled by Chifeng discovered oil and has been completed as a producing well, but production operations were suspended in 2007 pending receipt of a production license from the Chinese government. The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement with the goal of increasing the financial incentives to all the parties involved, and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to acquire the existing production from the 22 sq. km. Kerqing Oilfield. The acquisition of the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk.  No revenue or related depletion expense have been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained.

The Company has agreed to purchase exploration, development and production opportunities involving coalbed methane areas in China.

In September 2007, the Company entered into four asset transfer agreements (the “Chevron Agreements”) with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of participating interests held by ChevronTexaco in production sharing contracts in respect of four CBM and tight gas sand resource blocks located in the Shanxi Province of China with an aggregate contract area of approximately 1.5 million acres. The aggregate base purchase price for all of the participating interests was $61,000,000, subject to certain income and expense adjustments prior to closing, adjusted in April 2008 to $50,000,000. The Company elected to terminate three of the four agreements in December 2008. The remaining contract is for the acquisition of ChevronTexaco’s interest in the Baode production sharing contract area for CBM. The purchase price of $2 million, which is subject to upward and downward adjustment based on ChevronTexaco’s net cash flows related to the property from June 30, 2007. The Company has paid to ChevronTexaco a $650,000 deposit toward the purchase price of the remaining agreement, which is refundable if the agreement is terminated under certain conditions. The closing of the asset transfer is contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources, and the assignment of ChevronTexaco’s participating interest by the PRC Ministry of Commerce.

In March 2008, the Company entered into an Asset Transfer Agreement (the “ATA”) with BHP Billiton World Exploration Inc. (“BHP”) for the purchase by the Company of BHP’s interest in the Baode production sharing contract area (the “Baode PSC”) in the Shanxi Province of China with respect with respect to CBM. The purchase price is $2,000,000, which subject to upward and downward adjustment based on BHP’s net cash flows related to the property from April 1, 2008.  The closing is contingent upon a number of conditions precedent, including approval of certain related agreements by the PRC Ministry of Land and Natural Resources, and the assignment of BHP’s participating interest by the PRC Ministry of Commerce. The Company has paid BHP a deposit of $500,000 toward the purchase price, which is refundable under certain conditions. Upon closing of both this contract and the above-referenced ChevronTexaco contract, the Company will acquire a 100% interest in the Baode PSC.

The Company is pursuing other oil exploration, production, development and related opportunities in China.

The Company in September 2008 entered into an Agreement on Cooperation (the “AOC”) with Well Lead Group Limited (“Well Lead”) with regard to negotiating to purchase indirect participating interests in two oil fields in Heilongjiang Province in the People’s Republic of China.  Since that time, further negotiations have occurred that expanded the scope of the potential acquisition to include other interests and other related parties.  The parties have verbally agreed upon a revised purchase transaction that contemplates the Company obtaining a 51% participating interest in Well Lead and certain of its related entities, including interests in a number of producing oilfields in China, a technology company involved with the successful enhancement of production in these oilfields, and related venture companies. The parties are now conducting further due diligence with the objective of achieving a closing in the first quarter of 2009.

The Company is pursuing a gas distribution opportunity.

The Company entered into a Letter of Intent in November 2008 to possibly acquire a 51% ownership interest in the Handan Changyuan Gas Co., Ltd. (“HCG”) from the Beijing Tai He Sheng Ye Investment Company Limited. HCG owns and operates gas distribution assets in and around Handan City, China. HCG was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HCG has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HCG also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources.  Revenues for HCG have been increasing at an average rate of over 40% per year over the last 3 years. The Company will continue its final legal and financial due diligence, along with identifying a partner to join the Company, with an objective of entering into a mutually agreed final sale and purchase agreement by the end of the second quarter of 2009.

The Company’s business plan is concentrated in the People’s Republic of China.

As set forth above, the Company’s business plan is concentrated in the People’s Republic of China.  The recent  history of foreign investment in the PRC began with oil companies investing in China in the 1980s. This activity has continued and grown. The Company believes that any restriction on foreign investment activity in China is unlikely to significantly hamper our plans.  Although the Company presently has significant capital that has not yet been deployed in China, it is the Company’s intention to deploy almost all of its capital there.

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

The Company’s financial statements are prepared under U.S. Generally Accepted Accounting Principles as a development stage company.  Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year with respect to common stock, preferred stock and paid-in capital.

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

To date the Company has incurred expenses and sustained losses and has not generated any revenue from operations. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The

Company will require significant financing in excess of its December 31, 2008 available cash, cash equivalents and short-term investments in order to achieve its business plan. It is not certain that this amount of financing will be successfully obtained.

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

The securities held as of December 31, 2007 were temporary investments of funds available for operations in marketable securities with maturities in excess of three months but having variable interest rates, thus no principal risk due to interest rate fluctuations.  The Company invested in financial instruments having interest rate reset periods of either seven days or 28 days.  If the Company decided not to accept a reset of the rate, the bond or preferred stock investment was readily marketable for sale at original purchase cost of par value.  These investments are classified as available-for-sale and are carried at fair value.  Fair value excluding accrued interest is equivalent to cost.  In 2008 the Company discontinued investing in this type of security and liquidated its portfolio of these items.

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

Leaseholds—The Company initially capitalizes the costs of acquiring leaseholds on productive and prospective oil and gas properties.  Capitalized leasehold costs for productive properties are amortized as part of the cost of oil and gas produced.  Capitalized leasehold costs on both proven and unproven properties are periodically assessed for impairment and an impairment loss is recorded when necessary.

Depreciation, depletion and amortization for oil and gas related property is recorded on a unit-of-production basis.  For other depreciable property, depreciation is recorded on a straight line basis based on depreciable lives of five years for office furniture and three years for computer related equipment. Repairs and maintenance costs are charged to expense as incurred.

Reserves for Uncollectible Advances and Loans – The Company reviews its advances and loans receivable for possible impairment and records reserves for possible losses on amounts believed to be uncollectible.  This includes the recording of impairment on debt securities classified as held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” when impairment is deemed to be other than temporary.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets in property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Review for impairment of long-lived assets occurs whenever changes in circumstances indicate that the carrying amount of assets in property, plant and equipment may not be fully recoverable.  An impairment loss is recognized for assets to be held and used when the estimated undiscounted future cash flows expected to result from the asset including ultimate disposition are less than its carrying amount.   Impairment is measured by the excess of carrying amount over the fair value of the assets. As of December 31, 2008, and 2007 no impairment adjustments were required.

Asset Retirement Obligations – The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” as amended by FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Company at December 31, 2008, and 2007 had no long-lived assets subject to significant asset retirement obligations.  The nature or amount of any asset retirement obligations which the Company may become subject to from its future operations is not determinable at this time and will be assessed as significant operations and development efforts begin.

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

Income Taxes – Commencing May 7, 2007, the Company became subject to taxation as a corporation but at December 31, 2008 was in an operating loss position for U.S. income tax purposes. Therefore, the Company does not accrue U.S. current income taxes. Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. For dates prior to May 7, 2007, the Company was an LLC pass-through entity treated similar to a partnership for income tax purposes in the United States, and therefore did not accrue or pay income taxes.

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

The Company made no stock based compensation grants before 2006. Accordingly, the provisions of SFAS No.123(R) pertaining to pre-2006 grants do not apply.   The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.  Compensation paid in restricted stock is valued at fair value at the award date and is charged to expense over the vesting period.

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements:  An Amendment of ARB No. 51” —  This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary.  Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability.  In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008, but upon adoption will require restatement of prior periods to the revised bases of balance sheet and net income presentation.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” –   This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This is defined as the GAAP hierarchy.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  As  SFAS No. 162 does not result in any specific changes to GAAP, the Company does not expect that its effectiveness will  have any material effect on the Company’s Financial Statements.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” – This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration occurred in an insured financial obligation.  SFAS No. 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  As the Company does not engage in the types of transactions covered by this statement, the effectiveness of this statement will have no effect on our consolidated financial statements.

In January 2009, the Securities and Exchange Commission (SEC) approved Release No, 33 – 8895 “Modernization of Oil and Gas Reporting,” which becomes effective January 1, 2010. The new rules are intended to provide investors with more meaningful information on which to base their evaluations of the relative values of oil and gas companies, taking into account the significant technological advances that have been made since the initial rules were issued.

Significantly, Release 33 – 8895 eliminates the term “proved reserves” and replaces it with the terms “developed oil and gas reserves” and “undeveloped oil and gas reserves.”  This broadening of disclosure is anticipated to provide oil and gas companies the opportunity to report additional volumes of resources that were previously not allowed to be included in filings with the SEC.

While we are still in the process of reviewing all the details of Release 33 – 8895, we expect that the revised rules will prove beneficial to the Company, if and when we begin reporting reserves.

 NOTE 6. --- FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, deposits, long-term advances, accounts payable, accrued expenses, and notes payable, approximate fair value at December 31, 2008, and 2007. The aggregate fair value of securities classified as available for sale was $1,260,000 at December 31, 2008 and $11,200,000 at December 31, 2007.

Long-Term Advances - At December 31, 2008, and December 31, 2007, 100% of the Company’s long-term advances ($386,415 in 2008, and $534,530 in 2007) were comprised of a note receivable from a single borrower. In 2006, IMPCO HK advanced $400,507 to Beijing Jinrun Hongda Technology Co., Ltd. (“BJHTC”), which then invested that amount in IMPCO Sunrise. The notes are repayable in RMB.  As of December 31, 2008 no repayments have been made.  The balance of $386,415 at December 31, 2008 reflects an impairment loss recorded in 2008, as described further below.   As of December 31, 2007 IMPCO HK had accrued $100,547 in interest and $33,476 in currency gains on the notes, for a total balance of $534,530.   BJHTC is obligated to apply any remittances received from IMPCO Sunrise directly to IMPCO HK. IMPCO Sunrise is authorized to pay these remittances directly to IMPCO HK on BJHTC’s behalf, until the debt is satisfied.  The stated interest rate on the note is 20% compounded daily.  The note matures November 14, 2014.  BJHTC is only responsible to make payments under the note for the share of profits it receives from IMPCO Sunrise.

Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the BJHTC note has been accounted for as “held-to-maturity” based on an intent and ability to hold to maturity. SFAS No. 115 also provides that such securities are to be assessed for declines in value that are other than temporary.  In addition, we considered the guidance in FSP FPS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  Based upon the delay in achieving net income in IMPCO Sunrise,  the impact of the significant decline in the price of oil in the second half of 2008, the amount of uncollected interest on the note, and the required date for repayment, it was determined in the fourth quarter of 2008 that the note was impaired.  Additionally the recording of interest income on the note was discontinued effective October 1, 2008.  An impairment loss of $273,618 was recorded in 2008 operating expenses to reduce the carrying amount of the note to the recorded amount of the BJHTC-related minority interest liability in the consolidated balance sheet as of December 31, 2008. As IMPCO Sunrise presently has no positive cash flows from operations, projections of future potential positive cash flows at several rates of return were utilized to determine that the revised carrying amount is realistic based upon the rate of return inherent in that amount. The difference between the impairment adjustment and the net change in carrying amount from December 31, 2007 represents interest income and currency transaction adjustments recorded during 2008 prior to recording the impairment.  In accordance with SFAS No. 157, “Fair Value Measurements,” and FSP FAS 157-3, the calculation of impairment was based upon a “level 3” unobservable input because there are no direct or indirect observable inputs of  fair value available for this note given that it is not publicly traded and is not comparable to publicly traded securities.  It is not comparable to publicly traded securities because by its terms the note is repayable only from the minority interest owned by the debtor in which the debtor has no at risk cash investment and no active involvement in the management of the entity.

Concentration of Credit Risk – The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments and long-term advances.  The Company chooses to maximize investment of its U.S. cash into higher yield investments rather than keeping the amounts in bank accounts. Early in 2008, the Company liquidated its short-term investments in order to increase liquidity and reduce exposure to risk of loss given market conditions at that time.  As a result of this action, the total cash and cash equivalents balances increased significantly in the U.S. during 2008.  At December 31, 2008, 78% ($975,681) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, 48.7% ($4,514,167) of the Company’s total cash equivalents was invested in a single money market fund in the U.S. composed of securities of numerous issuers.  At December 31, 2007, 90% ($1,406,357) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, the Company’s cash equivalents were invested in two money market funds, of which 54% ($348,561) was in a single fund; 18% ($2,000,000) and 15% ($1,650,000) of the Company’s U.S. short-term investments were invested in securities of two individual Moody’s Aaa-rated issuers.

NOTE 7. --- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment by type of property were as follows at December 31, 2008 and December 31, 2007:

December 31, 2008	Gross	Accumulated Depreciation	Net
Oil and gas wells	$371,805	$-	$371,805
Office and computer equipment	244,595	59,894	184,701
Leasehold improvements	41,480	28,683	12,797
Total	$657,880	$88,577	$569,303
December 31, 2007
Oil and gas wells	$205,084	$-	$205,084
Office and computer equipment	64,324	13,720	50,604
Leasehold improvements	36,398	7,059	29,339
Total	$305,806	$20,779	$285,027

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 respectively was $66,769, $18,850 and $1,740.

No interest expense has been capitalized through December 31, 2008.

NOTE 8. --- INCOME TAXES

Income tax expense was as follows for the respective periods:

	2008	2007	2006
Current:
U.S. Federal	$(19,044)	$19,085	$-
State	32,126	19,741	-
Total	$13,082	$38,826	$-

The Company’s subsidiaries outside the United States did not have any undistributed net earnings at December 31, 2008, due to accumulated net losses.

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

	2008	2007	2006
Net (loss) before income tax expense	$(5,433,567)	$(2,344,858)	$(1,086,387)
Expected income tax provision at statutory rate of 35%, assuming U.S. Federal filing as a corporation	$(1,901,748)	$(820,700)	$(380,235)
Increase (decrease) due to:
Foreign-incorporated subsidiaries	433,577	40,011	11,886
U.S. Federal filing as a partnership during LLC periods	-	315,254	368,349
State income tax	32,126	19,741	-
Net losses not realizable currently for U.S. tax purposes	1,468,171	465,435	-
Penalties and miscellaneous	(19,044)	19,085	-
Total income tax expense	$13,082	$38,826	$-

The Company records interest and penalties related to income taxes as income tax expense.

The Company records zero net deferred income tax assets and liabilities on the balance sheet on the basis that its overall net deferred income tax asset position is required to be fully offset by a valuation allowance due to its net losses since inception for both book basis and tax basis.

Deferred income tax assets by category are as follows as of December 31:

	2008	2007	2006
Tax basis operating loss carryovers	$1,746,203	$444,756	$-
Stock compensation	402,323	24,156	-
Depreciation	3,712	-	-
	2,152,238	468,912	-
Valuation allowance	(2,152,238)	(468,912)	-
Net deferred income tax asset	$-	$-	$-

The Company’s total tax basis loss carryovers at December 31, 2008 were $5,150,491.  Of this amount, $448,457 has no expiration date.  The remainder expires from 2011 to 2028.

NOTE 9. --- RELATED PARTY TRANSACTIONS

Consulting Agreements and Employment Contracts
Effective December 15, 2005 the Company entered into two-year consulting agreements with three key personnel who were also IMPCO members (shareholders of the Company following the Mergers). The agreements provided for the performance of specified services by the personnel in return for a fixed rate per month. The agreements were subject to termination by either party on 90 days notice. If the agreement is terminated by the Company, the consultant was entitled to receive the balance of payments that would have been payable through the original term. The Company’s commitments under these contracts were $33,350 per month, which increased to $34,350 per month in July 2006. In September 2006, new executive employment agreements were entered into between the Company and two IMPCO members to replace two of the three existing consulting agreements.  The agreements have no expiration date, and either party may terminate at will. The minimum commitment under these contracts is a total of $618,000 per year.   In the event of termination by the Company other than for cause or disability, multi-year severance payments are required. However, the operable effective date for the compensation rates under these agreements was delayed subject to the Company achieving certain financial benchmarks.  Therefore, payments continued at the rates set forth under the consulting agreements through March 31, 2007.  The new agreements became fully effective at the contracted rates on April 1, 2007.  These agreements are with Frank C. Ingriselli, President and Chief Executive Officer, and Stephen F. Groth, Vice President and Chief Financial Officer.

On August 1, 2008, the Company entered into an Employment Agreement with Richard Grigg, the Company’s Senior Vice President and Managing Director (the “Grigg Agreement”).  The Grigg Agreement, which superseded the prior employment agreement the Company entered into with Mr. Grigg in March 2008, had a three year term, and provided for a base salary of 1,650,000 RMB (approximately $241,000) per year and an annual performance-based bonus award targeted at between 30% and 40% of his then-current annual base salary awardable in the discretion of the Company’s Board of Directors.  Mr. Grigg was also entitled to reimbursement of certain accommodation expenses in Beijing, China, medical insurance, annual leave expenses, and certain other transportation fees and expenses.  In addition, in the event the Company terminated Mr. Grigg’s employment without Cause (as defined in the Grigg Agreement), the Company would have been required to pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  However, on January 27, 2009, the Company revised the terms of its employment relationship with Richard Grigg by entering into an Amended and Restated Employment Agreement with Mr. Grigg (the “Amended Employment Agreement”) and a Contract of Engagement (“Contract of Engagement”) with KKSH Holdings Ltd., a company registered in the British Virgin Islands(“KKSH”). Mr. Grigg is a minority shareholder and member of the board of directors of KKSH.  The Amended Employment Agreement superseded the Grigg Agreement and now governs the employment of Mr. Grigg in the capacity of Managing Director of the Company for a period of three years.  The Amended Employment Agreement provides for a base salary of 990,000 RMB (approximately $144,000) per year and the reimbursement of certain accommodation expenses in Beijing, China, annual leave expenses, and certain other transportation and expenses of Mr. Grigg.  In addition, in the event the Company terminates Mr. Grigg’s employment without Cause (as defined in the Amended Employment Agreement), the Company must pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  The Contract of Engagement governs the engagement of KKSH for a period of three years to provide the services of Mr. Grigg through KKSH as Senior Vice President of the Company strictly with respect to the development and management of business opportunities for the Company outside of the People’s Republic of China.  The basic fee for the services provided under the Contract of Engagement is 919,000 (approximately $134,000) RMB per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company shall also provide Mr. Grigg with medical benefits and life insurance coverage, and an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

Management Service Contracts
In connection with the merger on May 7, 2007, the Company assumed an Advisory Agreement, dated December 1, 2006, by and between ADS and Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until December 11, 2009.  The Company has been receiving services from CMCP under this agreement since the Mergers.   Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors.  During 2007, the Company paid $114,000 in fees under this contract, including an amount due for 2006.  During 2008, the Company paid $123,500 in fees under this contract, including an amount due for 2007.

Merger-Related Transactions
In connection with the Mergers on May 7, 2007, the Company assumed the obligation of ADS to pay Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Mr. Laird Cagan (a director and significant shareholder of the Company) serves as a registered representative and Managing Director, $1,195,430 in placement fees and expense reimbursements relative to the previous securities offering of ADS. This amount has been paid in full.

Immediately prior to the Mergers, ADS issued to its placement agents 1,860,001 warrants to purchase Class B membership units of ADS. Included were (i) warrants to purchase 3,825 Class B membership units of ADS issued to Michael McTeigue, an executive officer of ADS, (ii) warrants to purchase 83,354 Class B membership units of ADS issued to Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Laird Q. Cagan serves as a registered representative and Managing Director, and (iii) warrants to purchase 696,094 Class B membership units of ADS issued to Laird Q. Cagan, a member of the Company’s Board of Directors and beneficial owner of  7.7% of the Company’s Common Stock. These warrants were exchanged in the Mergers for warrants exercisable for 1,860,001 shares of Common Stock of the Company. The Company has accounted for this as an offering cost applicable to paid-in capital and therefore will not record any compensation expense on these warrants. At December 31, 2008, 1,772,147 warrants remained unexercised, at a weighted average exercise price of $1.28 per share of Common Stock, and expire May 7, 2012.

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

Lease Commitments
At December 31, 2008 the Company had non-cancelable lease commitments for two operating leases on office facilities. Future minimum lease rentals by year are as follows:

2009 - $ 98,284
2010 - $ 58,300

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $110,013, $78,183 and $28,499, respectively.

NOTE 11. --- CAPITALIZATION

The Company’s equity capital prior to the Mergers in May 2007 was composed of equity units of IMPCO.  At May 7, 2007 there were 347,296 Class A Units (“’A’ Units”) and 594,644 Class B Units (“’B’ Units”) outstanding immediately prior to the Mergers.   At December 31, 2006 there were 312,000 “A” Units and 587,719 “B” Units outstanding.

In addition, prior to the Mergers in May 2007, ADS issued 9,850,000 Class A interests and 13,600,000 Class B interests as equity units. The capitalization of ADS prior to the Mergers is not included in the Company’s financial statements for 2006.

The authorized capital stock of the Company consists of 300,000,000 shares of Common Stock, $0.001 par value per share, and 50,000,000 shares of Preferred Stock, $0.001 par value per share, of which 30,000,000 shares have been designated as “Series A Convertible Preferred Stock.”  6,291,048 shares of Series A Convertible Preferred Stock remain unissued following the automatic conversion of 23,708,952 shares of the Company’s Series A Convertible Preferred Stock into Common Stock of the Company on June 5, 2007.

The Company’s capitalization at December 31, 2008 was 40,061,785 shares of Common Stock issued and outstanding, and 23,708,952 shares of Series A Convertible Preferred Stock issued but none outstanding following the June 5, 2007 automatic conversion into Common Stock.  The Company’s capitalization at December 31, 2007 was 39,931,109 shares of Common Stock issued and outstanding, and 23,708,952 shares of Series A Convertible Preferred Stock issued but none outstanding following the June 5, 2007 automatic conversion into Common Stock.  At December 31, 2006, there were 5,304,000 shares of Common Stock issued and outstanding, and 9,991,223 shares of Series A Convertible Preferred Stock issued and outstanding (reflecting 312,000 “A” Units and 587,719 “B” Units issued and outstanding in IMPCO prior to the exchange of such units on a one-for-seventeen basis into

Common Stock and Series A Convertible Preferred Stock of the Company, respectively, in the May 2007 Mergers).  At December 31, 2005 there were 5,304,000 shares of Common Stock issued and outstanding (reflecting 312,000 “A” Units issued and outstanding in IMPCO prior to the exchange of such units on a one-for-seventeen basis into Common Stock of the Company in the May 2007 Mergers).

In 2006 the Company (as IMPCO) issued 6,453 warrants to underwriters for purchase of “B” Units at an exercise price of $0.01 per share with a term of 10 years. The warrants were valued at $61,239 ($9.49 per warrant). This valuation was on the basis that due to the nominal exercise price of the warrant, the warrants were in substance equivalent to restricted equity units that vest at any time based on election of the holder. No expense was recorded on this transaction as this was considered part of offering costs applied to paid-in capital.  These warrants were exercised in early 2007, and the units were exchanged for shares of Common Stock of the Company in the May 2007 Mergers.

NOTE 12.  ---  NAVITAS ACQUISITION

On July 1, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Navitas Corporation, a Nevada corporation (“Navitas”), whose primary assets at the time of merger were comprised of 480,000 shares of Common Stock of the Company and certain deferred tax assets, and (ii) Navitas LLC, a Nevada limited liability company affiliated with Navitas and whose members consisted of Navitas shareholders. The shareholders of Navitas received a total of 450,005 shares of Company Common Stock in return for 100% of the shares of Navitas.  The merger was effective July 2, 2008.  At that date, Navitas was merged into the Company, and Navitas ceased to exist as a separate corporation.  The transaction resulted in a net decrease of 29,995 shares of the Company’s outstanding Common Stock.

A majority of interest of Navitas’ and Navitas LLC’s shareholders and members, respectively, were shareholders of the Company prior to the merger.  In addition, Adam McAfee, the President of Navitas and Managing Director of Navitas, LLC, is the brother of Eric A. McAfee, beneficial owner of approximately 5.6% of the Company’s Common Stock and 50% owner of Cagan McAfee Capital Partners, LLC, a fund owned 50% by Mr. Laird Q. Cagan, a member of the Company’s Board of Directors and beneficial owner of approximately 7.2% of the Company’s Common Stock.

The acquisition was accounted for as a merger involving treasury stock and immaterial net working capital.  No value was assigned to deferred tax assets acquired.  The purchase price paid of 450,005 shares of Common Stock of the Company was valued at $18.17 per share based on a seven-day weighted average related to the measurement date.  No gain was recognized on the net reduction of 29,995 shares outstanding of the Company’s capital stock.  The total absolute dollar amounts recorded for shares issued and shares acquired were the same except for certain transaction costs recorded as additional cost of shares acquired.  No cash consideration was paid by the Company in the merger.

NOTE 13.  --- STOCK-BASED COMPENSATION PLANS

Stock Options
In 2006 the Company (as IMPCO) issued equity unit options to purchase “B” equity units. These options were exchanged for Common Stock options of the Company at the merger date of May 7, 2007.

Under the Company’s 2007 Stock Plan, the Company may issue stock or options not to exceed an aggregate of 4,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant.  In 2008, the Company issued a total of 1,192,000 stock options on December 9, 2008 with vesting periods from one to four years. The approximate percentages of the 2008 awards vesting by year is as follows: at one year – 50%; at two years – 20%; at three years – 20%; at four years – 10%.

The following is a table showing options activity:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(Years)
Granted during 2006 and
outstanding at December 31, 2006	836,400	$0.56	9.75
Granted in 2007	180,000	$6.00	9.96
Outstanding at December 31, 2007	1,016,400	$1.52	8.96
Granted in 2008	1,192,000	$.64	9.94
Forfeited in 2008	(71,200)	$1.32
Outstanding at December 31, 2008	2,137,200	$1.04	9.07
Expected to vest	2,137,200	$1.04	9.07
Exercisable at December 31, 2008	556,442	$1.29	7.91

The total intrinsic values of options at December 31, 2008 were $81,688 for options outstanding and expected to vest and $43,330 for options that were exercisable at that date.

The Company recorded compensation expense relative to stock options in 2008, 2007 and 2006 of $378,025, $167,325 and $29,065 respectively.

During the year, the Company issued 15,000 shares of common stock for fees and services valued at $138,000.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model.  The table below shows the weighted average amounts for the assumptions used in the model for options awarded in each year.

	2008	2007	2006
Expected price volatility (basket of comparable public companies)	65.60%	55.80%	64.60%
Risk-free interest rate (U.S. Treasury bonds)	2.04%	4.09%	4.58%
Expected annual dividend rate	0.00%	0.00%	0.00%
Expected option term – weighted average	5.95 yrs.	5.98 yrs.	5.95	yrs.
Grant date fair value per common share-weighted average	$.39	$3.38		$.35

Stock Options and Restricted Shares
The total grant date fair value of shares vested during 2008, 2007 and 2006 were $763,510, $173,441 and zero, respectively.

The weighted average grant date fair value of stock options and restricted shares issued during the years 2008, 2007 and 2006 were $1,478,080, $1,660,800, and $292,740, respectively.

Restricted Stock
	Number Of Grants	Weighted Average Grant Date Fair Value

Granted during 2007 and
outstanding at December 31, 2007	175,400	$6.00
Granted in 2008	745,000	$1.36
Vested in 2008	(76,400)	$6.43
Cancelled in 2008 prior to vesting	(10,000)	$9.25
Outstanding at December 31, 2008	834,000	$1.78

The Company recorded compensation expense relative to restricted stock in years 2008 and 2007 of $977,565 and $28,117 respectively.  At December 31, 2008, the remaining future compensation expense to be recorded on unvested stock options and restricted stock was $1,790,148, to be recognized over a weighted average period of 1.83 years, assuming that no forfeitures occur.

NOTE 14. --- POTENTIALLY DILUTIVE SECURITIES

Warrants, options and restricted stock described in the immediately preceding notes are potentially dilutive in future periods if the Company has net income. They have been anti-dilutive for all periods to date because the Company has been in a loss position.

NOTE 15. --- PENSION AND POSTRETIREMENT PLANS

In 2007 the Company adopted a defined contribution 401(k) plan for its employees.   The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. The plan includes the option for employee contributions to be made from either pre-tax or after-tax basis income as elected by the employee. Company contributions are immediately vested to the employee.  In 2008, the Company contributions were $50,989 under this plan including third party administration fees.

NOTE 16. --- LITIGATION AND CONTINGENCIES

The Company at December 31, 2008 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

Quarterly Information and Stock Market Data (unaudited)

The table below presents unaudited quarterly data for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Operating Loss	$(1,085,980)	$(1,265,498)	$(1,250,923)	$(2,181,419)
Net Loss	$(950,008)	$(1,201,002)	$(1,157,980)	$(2,137,659)
Basic and diluted net loss per common share	$(.02)	$(.03)	$(.03)	$(.05)
Common stock price range
High	$17.00	$22.00	$17.05	$1.93
Low	$7.50	$14.50	$1.82	$.45
2007
Operating Loss	$(785,744)	$(653,914)	$(588,735)	$(953,854)
Net Loss	$(748,241)	$(499,731)	$(353,024)	$(782,688)
Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.01)	$(0.02)
Common stock price range
High	$3.50	$13.00	$11.50	$15.75
Low	$2.50	$2.90	$5.00	$5.00

The 2008 fourth quarter operating loss exceeded the third quarter loss by $930,496, which mostly consisted of increased salaries resulting from year-end bonuses that exceeded amounts accrued in prior quarters by $196,191,  increased stock based compensation of $29,887, operating contract work first initiated in the fourth quarter of $249,940, impairment of assets of $273,618, consulting costs mostly consisting of the write-off of capitalized consulting costs related to the three terminated Asset Transfer Agreements and Sarbanes-Oxley fees of $107,147 and accrued vacation of $21,405.

The 2007 fourth quarter operating loss exceeded the third quarter loss by $365,119, which mostly consisted of increased salaries resulting from year-end bonuses that exceeded amounts accrued in prior quarters by $102,519,  increased stock based compensation of $93,334, consulting costs of $87,337 mostly consisting of the provisional hiring of the managing director in Beijing and accrued vacation of $31,366.

The Common Stock is currently quoted for trading on the OTC Bulletin Board under the symbol “PFAP.OB.” Prior to its commencement of trading on the OTC Bulletin Board on May 8, 2008, the Common Stock was quoted for trading on the Pink Sheets under the symbol “PFAP.PK.” The above table sets forth the high and low last bid prices for the Common Stock for each fiscal quarter during the past two fiscal years as reported by Pink Sheets LLC and adjusted for the 100:1 reverse split on January 11, 2007. These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.

The last bid price on February 26, 2009 reported on the OTC Bulletin Board was $0.51 per share of Common Stock.

As of February 27, 2009, the Company had warrants outstanding to purchase (i) an aggregate of 1,532,147 shares of Common Stock at a price per share of $1.25; (ii) an aggregate of 120,000 shares of Common Stock at a price per share of $1.375; and (iii) an aggregate of 120,000 shares of Common Stock at a price per share of $1.50.

As of February 27, 2009, an aggregate of 2,137,200 shares of Common Stock were issuable upon exercise of outstanding stock options.

Holders

As of February 27, 2009, the Company had 137 shareholders of record of Common Stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2008.

RBSM LLP, the independent registered public accounting firm that has audited the financial statements included in this Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008 which is given below.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacific Asia Petroleum, Inc.
Hartsdale, NY

We have audited Pacific Asia Petroleum, Inc. and its subsidiaries (the "Company") (a development stage company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Asia Petroleum, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of Pacific Asia Petroleum, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and for the period August 25, 2005 (date of inception) through December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion.

            /s/ RBSM LLP

New York, New York
February 27, 2009

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other information called for by Item 10 of Form 10-K is set forth in the Company’s Proxy Statement for its annual meeting of shareholders to be held on July 21, 2009 (the “Proxy Statement”), which is incorporated herein by reference.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents Filed as Part of this Report:

(1,2)           Financial Statements and Schedules.

The following financial documents of Pacific Asia Petroleum, Inc. are filed as part of this report under Item 8:

Consolidated Balance Sheets – December 31, 2007 and 2008

Consolidated Statement of Operations – For the years ended December 31, 2008, 2007 and 2006, and for the period from inception (August 25, 2005) through December 31, 2008

Consolidated Statement of Stockholders’ Equity (Deficiency) – For the period from inception (August 25, 2005) through December 31, 2008

Consolidated Statement of Cash Flows – For the years ended December 31, 2008, 2007 and 2006, and the period from inception (August 25, 2005) through December 31, 2008

Notes to Consolidated Financial Statements

  (3)                   EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
10.1	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.2	Company 2007 Stock Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.3	Company 2007 Stock Plan form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.4	Company Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
10.5	ADS Registration Rights Agreement, dated May 7, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.6 10.7
IMPCO Registration Rights Agreement, dated May 7, 2007 (incorporated by reference to Exhibit 10.6 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

Registration Rights Agreement, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K (No. 000-52770) filed on July 8, 2008).

10.8
Engagement Letter, dated October 31, 2007, by and between Chadbourn Securities, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K/A (No. 000-52770) filed on April 29, 2008).

10.9	Engagement Letter, dated February 26, 2007, by and between Sierra Equity Group, Inc. and ADS (incorporated by reference to Exhibit 10.8 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
10.10	Consulting Agreement, dated February 28, 2007, by and between Christopher B. Sherwood and IMPCO (incorporated by reference to Exhibit 10.9 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
10.11	Consulting Agreement, dated February 28, 2007, by and between Dr. Y.M. Shum and IMPCO (incorporated by reference to Exhibit 10.10 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
10.12

Executive Employment Agreement, dated September 29, 2006, by and between Frank C. Ingriselli and the Company (incorporated by reference to Exhibit 10.11 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

10.13 10.14 10.15

Executive Employment Agreement, dated September 29, 2006, by and between Stephen F. Groth and the Company (incorporated by reference to Exhibit 10.12 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

Amended and Restated Employment Agreement, dated January 27, 2009, entered into by and between the Company and Richard Grigg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52270) filed on February 2, 2009). *

Contract of Engagement, dated January 27, 2009, entered into by and between the Company and KKSH Holdings Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (No. 000-52270) filed on February 2, 2009). *

10.16	Lease, dated December 1, 2006, by and between Station Plaza Associates, and IMPCO (incorporated by reference to Exhibit 10.13 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
10.17 10.18

First Amendment to Lease, effective September 10, 2008, entered into by and between the Company and Station Plaza Associates (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on September 18, 2008).

Tenancy Agreement, dated June 29, 2007, by and between Jing Hui Tong Real Estate Management Company and Inner Mongolia Sunrise Petroleum Limited (incorporated by reference to Exhibit 10.14 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). **

10.19

Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, ADS and ADS Merger Sub (incorporated by reference to Exhibit 10.15 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.20 10.21
Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, IMPCO and IMPCO Merger Sub (incorporated by reference to Exhibit 10.16 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

Agreement and Plan of Merger, dated July 1, 2008, by and among Pacific Asia Petroleum, Inc., Navitas Corporation and Navitas LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on July 8, 2008).

10.22
Contract for Cooperation and Joint Development, dated August 23, 2006, by and between Chifeng Zhongtong Oil and Natural Gas Co., Ltd. and Inner Mongolia Production Company (HK) Ltd. (incorporated by reference to Exhibit 10.18 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). ***

10.23
Agreement for Joint Cooperation, dated November 30, 2006, by and between China United Coalbed Methane Co., Ltd. and the Company (incorporated by reference to Exhibit 10.19 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.24

Agreement on Joint Cooperation, dated May 31, 2007, by and between Sino Geophysical Co., Ltd. and the Company (incorporated by reference to Exhibit 10.20 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). ***

10.25 10.26

Production Sharing Contract for Exploitation of Coalbed Methane Resources in Zijinshan Area, Shanxi Province, The People’s Republic of China, dated October 26, 2007, by and between Pacific Asia Petroleum, Ltd. and China United Coalbed Methane Corp. Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on October 31, 2007). ***

The Articles of Association of the Chinese-foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum CO.LTD. (incorporated by reference to Exhibit 10.21 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007). **

10.27

The Contract of the Chinese-foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum CO.LTD. (incorporated by reference to Exhibit 10.22 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007). **

10.28

Asset Transfer Agreement — Baode Area, dated September 7, 2007, by and among ChevronTexaco China Energy Company, Pacific Asia Petroleum, Ltd., and Pacific Asia Petroleum, Inc. (incorporated by reference to Exhibit 10.23 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007).

10.28

Amendment Agreement to Asset Transfer Agreement – Baode Area Between ChevronTexaco China Energy Company, Pacific Asia Petroleum, Ltd. and Pacific Asia Petroleum, Inc. dated September 7, 2007, Regarding the Sale of Participating Interest in the Production Sharing Contract in Respect of the Resources in the Baode Area, dated April 24, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on April 25, 2008).

10.29
Asset Transfer Agreement — Baode Area, dated March 29, 2008, by and among BHP Billiton World Exploration Inc., Pacific Asia Petroleum (HK), Ltd., and Pacific Asia Petroleum, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on April 3, 2008).

10.30

Agreement on Cooperation, dated September 27, 2008, entered into by and between the Company and Well Lead Group Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on September 30, 2008).

21.1	Subsidiaries of the Company
23.1	Consent of RBSM LLP , Independent Registered Certified Public Accounting Firm, filed herewith

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Dated: February 25, 2009

Pacific Asia Petroleum, Inc.

By:	/s/ FRANK C. INGRISELLI
Frank C. Ingriselli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK C. INGRISELLI	Director, President and Chief Executive Officer	February 25, 2009
Frank C. Ingriselli

/s/ STEPHEN F. GROTH	Vice President and Chief Financial Officer	February 25, 2009
Stephen F. Groth	(Principal Accounting and Financial Officer)

/s/ JAMES F. LINK	Director	February 25, 2009
James F. Link

/s/ ELIZABETH P. SMITH	Director	February 25, 2009
Elizabeth P. Smith

/s/ LAIRD Q. CAGAN	Director	February 25, 2009
Laird Q. Cagan

/s/ ROBERT C. STEMPEL	Director	February 27, 2009
Robert C. Stempel