Form 10-K/A
period 2008-12-31
Pacific Asia Petroleum Inc
filed 2009-04-30
CIK 1402281

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
Yes              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer    Accelerated filer    Non-accelerated filer ☒   Small reporting company 

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $605,534,419 (based on $18.75 per share, the average bid price and asked price of the Common Stock as reported by Pink Sheets LLC on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.  As of April 27, 2009, there were 41,919,785 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on February 27, 2009.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF REGISTRANT

Executive Officers and Directors

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank C. Ingriselli	55	President, Chief Executive Officer, Secretary and Director
Stephen F. Groth	56	Vice President and Chief Financial Officer
Richard Grigg	55	Senior Vice President and Managing Director
Jamie Tseng	55	Executive Vice President
Laird Q. Cagan	51	Director
James F. Link, Jr.	64	Director
Elizabeth P. Smith	59	Director
Robert C. Stempel	75	Director

Directors are elected at each annual meeting of stockholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Frank C. Ingriselli, Chief Executive Officer, President, Secretary and Director

Mr. Ingriselli has served as the President, Chief Executive Officer, Secretary and a member of the Board of Directors of the Company since May 2007.  Mr. Ingriselli has over 29 years experience in the energy industry. Mr. Ingriselli began his career at Texaco, Inc. (“Texaco”) in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing a large international investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC (“GVI”), an energy consulting firm, for which Mr. Ingriselli served as the President and Chief Executive Officer. Mr. Ingriselli is no longer active with GVI. In 2005, Mr. Ingriselli co-founded Inner Mongolia Production Company, LLC (“IMPCO”) with Mr. Tseng and Mr. Groth, and served as the President, Chief Executive Officer and a Manager of IMPCO prior to the May 2007 merger of IMPCO into the Company.

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

Stephen F. Groth, Vice President and Chief Financial Officer

Mr. Groth has served as the Vice President and Chief Financial Officer of the Company since May 2007. Mr. Groth brings to the Company more than 30 years experience in the energy industry providing financial analysis, financial modeling, corporate reporting and financial reporting system expertise. Mr. Groth joined Texaco in 1979 and held various positions in financial groups at Texaco, and from 1999 to 2001 held a position in the corporate executive group at Texaco with the responsibility of reviewing all of its investments and divestments (capital expenditures, acquisitions, and divestitures) greater than $10 million. From 2001 until May 2007, Mr. Groth served as Vice President of GVI. In his roles at both Texaco and GVI, Mr. Groth reviewed numerous transactions, assuring that evaluations were done in accordance with appropriate corporate standards and that the assumptions underlying the economic valuations were valid, and regularly advised client operating departments on appropriate ways to evaluate investment alternatives, providing support for the negotiation of major acquisitions and divestitures. In 2005, Mr. Groth co-founded IMPCO with Mr. Ingriselli and Mr. Tseng, and served as the Vice President, Chief Financial Officer and Manager of IMPCO prior to the May 2007 merger of IMPCO into the Company.

Mr. Groth received his Bachelor of Arts in Philosophy in 1975 from Fordham University and his MBA in Accounting from New York University in 1977. Before joining Texaco in 1979, he worked as an auditor for Price Waterhouse, and as an internal auditor for American Airlines.

Richard Grigg, Senior Vice President and Managing Director

Richard Grigg was promoted to the position of Senior Vice President and Managing Director of the Company, effective August 1, 2008. Mr. Grigg has served as the Company’s Managing Director of its Beijing office since October 2007, and has 38 years experience in the petroleum and resource industries, with broad experience in both the operating and service sectors of the petroleum industry as well as extensive management and operational experience.  Prior to joining the Company, Mr. Grigg was the Chief Operating Officer for Sino Gas & Energy Limited (“SGE”) based in Beijing and responsible from 2005 to October 2007 for all activities of the company within China and in particular for negotiating SGE’s operatorship of, and farm into, the Chevron owned Linxing, San Jiao Bei and Shenfu production sharing contracts, and the subsequent exploration and appraisal operations in those areas. Prior to joining SGE, from 2000 through 2005 Mr. Grigg served as a consultant to various Australian-based coalbed methane (“CBM”) operators where he was involved in managing the project development of some of the largest Australian CBM commercialization projects including the Moranbah Gas Project in North Central Queensland for CH4 Ltd (now Arrow Energy Limited).  In 1987, Mr. Grigg founded Surtron Technologies, taking it to leadership within the resources industry in Australia and the Asia Pacific region before selling the company in 1997 to publicly listed Imdex Limited. From 1992 to 1998, Mr. Grigg was also involved in a technology transfer venture in Vietnam and other countries in the Asia Pacific region.

Prior to 1987, Mr. Grigg worked with many of the largest multinational oilfield service companies where he gained broad ranging experience across the areas of drilling, reservoir engineering, petroleum engineering and production. These companies included Sperry Sun (now part of the Halliburton Group), Core Laboratories (NYSE:CLB), Dowell Schlumberger (now Anadrill and part of the Schlumberger Group), and Eastman Whipstock (now BH/Inteq and part of the Baker Hughes Group).

Mr. Grigg started his career in 1970 with West Australian Petroleum (WAPET) – owned at the time by Texaco Inc. and Chevron Corporation – and worked on the Barrow Island oilfield development gaining valuable grass roots experience in all aspects of bringing an oilfield to full commercialization.

Jamie Tseng, Executive Vice President

Mr. Tseng has served as the Company’s Executive Vice President since May 2007. Mr. Tseng brings to the Company more that 25 years of financial management and operations experience in the People’s Republic of China, the Republic of China and the United States. In 2005, Mr. Tseng co-founded IMPCO with Mr. Ingriselli and Mr. Groth, and served as the Executive Vice President and Manager of IMPCO prior to the May 2007 Merger of IMPCO into the Company.  From February 2000 to August 2005, Mr. Tseng served as Chief Financial Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the critical need for advanced energy technology and the growing demand for low cost high quality components. From 1998 to February 2000, Mr. Tseng served as Chief Financial Officer of Multa Communications Corporation, a California-based Internet service provider focusing on China. From 1980 until 1998, he held management positions with Collins Company, Hilton International, China Airlines and Tatung Company of America. Mr. Tseng is fluent in Chinese Mandarin.  He has a BD degree in Accounting from Soochow University in Taiwan.

Laird Q. Cagan, Director

Mr. Cagan has served as a Director of the Company since May 2007. Mr. Cagan is a co-founder and, since 2001, has been Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank based in Cupertino, California. Since 2004, Mr. Cagan has also been a Managing Director of Chadbourn Securities, Inc., a FINRA licensed broker-dealer. In 2009 Chadbourn merged into Colorado Financial Service Corp., a FINRA-licensed broker-dealer, whereupon Chadbourn relinquished its broker-dealer license. He also continues to serve as President of Cagan Capital, LLC, a merchant bank he formed in 1990, the operation of which transitioned into CMCP. Mr. Cagan has served or serves on the Board of Directors of the following companies: Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploitation, development, and production of crude oil and natural gas resources (since 2004, where Mr. Cagan is also a co-founder and Chairman); AE Biofuels, Inc., a bio-fuels company headquartered in Cupertino, California (from 2006 to 2008, where Mr. Cagan is also a co-founder); Real Foundations, Inc., a real estate-focused consulting firm (from 2000 to 2004); Burstein Technologies, a development stage medical devices company (from 2005 to 2006); WorldSage, Inc. (recently renamed Career College Holding Company, Inc.), a California-based public company that purchased a $4M revenue, for-profit college in Switzerland in October 2007 and subsequently sold that college in 2008 (since 2006); Fortes Financial Corporation, an Irvine, California-based mortgage bank (since 2007); and TWL Corporation, a Carrollton, Texas-based publicly-traded workplace training and education company (from 2007 to 2008).

Mr. Cagan has been involved over the past 25 years as a venture capitalist, investment banker and principal, in a wide variety of financings, mergers, acquisitions and investments of high growth companies in a wide variety of industries. At Goldman, Sachs & Co. and Drexel Burnham Lambert, Mr. Cagan was involved in numerous transactions. Mr. Cagan attended M.I.T. and received his BS and MS degree in engineering, and his MBA, all from Stanford University. He is a member of the Stanford University Athletic Board and past Chairman of the SF Bay Chapter of the Young Presidents’ Organization.

James F. Link, Jr., Director

Mr. Link has served on the Company’s Board of Directors since July 2008.  Mr. Link retired from the position of Vice President of Finance and Risk Management of Texaco Inc. upon its merger with Chevron Inc. in 2001.  He earned a bachelor of Business Administration degree in Accounting in 1966 and a Master of Business Administration degree in 1968, both from University of Memphis.  Mr. Link served from 1969 to 1971 as a Lieutenant in the U.S. Army Finance Corps.  He joined the Comptroller’s Department of Texaco in New York in 1971.  Mr. Link was named Manager of Texaco’s Corporate Financial Reporting Office in 1979.  In 1984 he was named Assistant to the Senior Vice President and Chief Financial Officer of Texaco.  He was named as Texaco’s Director of Corporate Finance in the Finance Department in 1986.  He was appointed Assistant Treasurer of Texaco in 1989 and was named Senior Assistant Treasurer in 1991.  Mr. Link assumed in 1993 the responsibilities of Fiscal Director and Comptroller of Texaco U.S.A. headquartered in Houston, Texas.  In 1995, Mr. Link was elected Treasurer of Texaco and, in 1999, he was elected Vice President of Finance and Risk Management.  He served as a Director of Caltex Corporation, Texaco’s refining, marketing joint venture with Chevron, which operated throughout Asia, Africa, the Middle East and Australia.  He also served as a Director of Equilon LLC, a refining, marketing joint venture with Shell Oil, operating primarily in the Western and Mid-Western United States.

Mr. Link is a Board Member of Nehemiah Commission, a not-for-profit social services agency providing services to at-risk children in Fairfield and New Haven counties in Connecticut.  He also is a Board Member of the Oak Hill School-CT Institute for the Blind Foundation, headquartered in Hartford, Connecticut which helps people with disabilities in communities throughout Connecticut.

Elizabeth P. Smith, Director

Ms. Smith has served as a Director of the Company since May 2007.  Ms. Smith retired from Texaco Inc. as Vice President-Investor Relations and Shareholder Services in late 2001 following the company’s merger with Chevron Corp. Ms. Smith was also the Corporate Compliance Officer for Texaco and was a member of the Board of The Texaco Foundation. Ms. Smith joined Texaco’s Legal Department in 1976. As an attorney in the Legal Department, Ms. Smith handled administrative law matters and litigation. She served as Chairman of the American Petroleum Institute’s Subcommittee on Department of Energy Law for the 1983-1985 term.  Ms. Smith was appointed Director of Investor Relations for Texaco, Inc. in 1984, and was named Vice President of the Corporate Communications division in 1989. In 1992, Ms. Smith was elected a Vice President of Texaco Inc. and assumed additional responsibilities as head of that company’s Shareholder Services Group. In 1999, Ms. Smith was named Corporate Compliance Officer for Texaco.

Ms. Smith has served on the Board of Finance for Darien, Connecticut, since November 2007.  Since May 2007, Ms. Smith has served as a Board Member of the Community Fund of Darien, Connecticut, and from 1996 through 2006, Ms. Smith has served on the Board of Directors of INROADS/Fairfield Westchester Counties, Inc. From 2002 through 2005, she also served as a member of the Boards of Families With Children From China-Greater New York, and from 2004 through 2005 as a member of the Board of The Chinese Language School of Connecticut. While at Texaco, Ms. Smith was an active member in NIRI (National Investor Relations Institute) and the NIRI Senior Roundtable. She has been a member and past President of both the Investor Relations Association and the Petroleum Investor Relations Institute. Ms. Smith was a member of the Board of Trustees of Marymount College Tarrytown until 2001. She was also a member of the Board of The Education and Learning Foundation of Westchester and Putnam Counties from 1993 to 2002.

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

Mr. Stempel is a member of the National Academy of Engineering.  He is also a Fellow of the Society of Automotive Engineers and the Engineering Society of Detroit, and a Life Fellow of the American Society of Mechanical Engineers. In October 2001 he was awarded the Golden Omega Award for important contributions to technical progress in the electrical/electronics field.  In November 2001 he was awarded the Soichiro Honda Medal for significant engineering contributions in the field of personal transportation.  Mr. Stempel serves as Chairman of the Council of Great Lakes Industries supporting the industrial and environmental activities of the Council of Great Lakes Governors.

Committees

At its July 22, 2008 meeting, the Company’s Board of Directors approved and adopted charters for the newly formed Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

On July 22, 2008, the Board of Directors selected James F. Link, Jr., Robert C. Stempel and Elizabeth P. Smith to serve on its Audit Committee.  The Board of Directors has determined that Mr. Link, Mr. Stempel and Ms. Smith are independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. and Section 10A(m)(3) of the Securities Exchange Act of 1934 and applicable rules of the Securities and Exchange Commission.  Mr. Link was named acting Chairman of the Committee and also named as the “audit committee financial expert” under applicable Securities and Exchange Commission rules.

Compensation Committee

The Company’s Board of Directors formed a Compensation Committee on July 22, 2008. Board members Mr. Stempel, Ms. Smith and Mr. Link were named Committee members, with Ms. Smith named as Committee Chairperson. Each of the Compensation Committee members has been determined by the Board of Directors to be an “independent” director under American Stock Exchange listing standards.

Nominating Committee

On July 22, 2008, the Company’s Board of Directors appointed Board members Mr. Stempel, Ms. Smith and Mr. Link to serve on its Nominating Committee. Mr. Stempel was named acting Committee Chairman. Each of the Nominating Committee members has been determined by the Board of Directors to be an “independent” director under American Stock Exchange listing standards.

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

Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s common stock complied during the year ended December 31, 2008 with the reporting requirements of Section 16(a) of the Exchange Act, except that due to an administrative oversight, reports for each of Messers. Ingriselli, Groth, Grigg and Tseng covering equity awards granted to such persons on December 9, 2008 were filed on December 17, 2008.

ITEM 11 -  EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

On July 22, 2008, the Company’s Board of Directors appointed Board members Robert C. Stempel, Elizabeth P. Smith and James F. Link, Jr. to serve on its Compensation Committee. Prior to that date, the Company’s entire Board of Directors, comprised of Frank C. Ingriselli, Laird Q. Cagan, Ms. Smith, and Mr. Stempel, served as its
Compensation Committee.  None of the members of the Compensation Committee are or have ever been officers or employees of the Company except Mr. Ingriselli.  During the time period prior to July 22, 2008, Mr. Ingriselli was entitled as a Board member to participate in discussions and determinations related to his compensation.  However, Mr. Ingriselli had recused himself from participating in such discussions and determinations with respect to bonus and compensation matters involving himself.

None of our executive officers served as a member of:

•	The compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee;
•	The board of directors of another entity, one of whose executive officers served on our Compensation Committee; or
•	The compensation committee of another entity in which one of the executive officers of such entity served as a member of our Board.

The Company is a party to an Advisory Agreement, effective December 1, 2006 (“Advisory Agreement”), with Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 1, 2006 and continuing until December 1, 2009.  In addition, the Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMCP under the Advisory Agreement.  Mr. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors.

Compensation Committee Report

The Company’s Compensation Committee, formed on July 22, 2008, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Company’s Compensation Committee approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A.

The members of the Company’s Compensation Committee are as follows:

James F. Link, Jr.
Elizabeth P. Smith
Robert C. Stempel

Compensation Discussion and Analysis

Overview of Compensation Program. The Company formed a Compensation Committee on July 22, 2008. The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee strives to ensure that the total compensation paid to the named executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executives are similar to those provided to executive officers serving in similar positions and with similar responsibilities in other U.S. publicly-traded energy companies.

Throughout this Annual Report on Form 10-K/A, the individuals who served as the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice President and Managing Director and Executive Vice President at the close of fiscal 2008 are referred to as the “named executive officers.”

Compensation Philosophy and Objectives.  In setting overall compensation for executive officers, the Compensation Committee strives to achieve and balance the following objectives:

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

Setting Executive Compensation.  Salaries and bonuses are our primary forms of cash compensation.  We strive to review employee compensation packages on an annual basis, and endeavor to set overall employee compensation competitively by utilizing benchmarks as reference points, using named executive officer compensation information gleaned from publicly-available compensation information for other U.S. publicly-traded energy companies, including Evolution Petroleum Corporation, Dune Energy, FX Energy Inc., Harken Energy Corporation, and Far East Energy Corporation.  We try to provide a reasonable amount of cash compensation to our employees to enable them to meet their personal financial obligations.  We provide short-term incentives by awarding annual cash bonuses determined by the Committee on a discretionary basis.  The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements.  The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus.  Bonuses and equity awards are our two forms of performance-based compensation.  We chose to use a mix of equity awards and cash awards for performance based compensation.  We provide long-term incentives through equity awards, consisting of stock options that vest over time and restricted stock subject to a Company repurchase option that lapses over time.  Equity awards are a non-cash form of compensation.  We believe equity awards are an effective way for us to reward achievement of long-term goals, conserve cash resources and create a sense of ownership in our executives.  Options become valuable only as long-term goals are achieved and our stock price rises.  They provide our executive officers with a personal stake in the performance of the Company's equity even before vesting.  Restricted stock awards that vest over time provide similar incentives.  A large percentage of the total compensation paid to our executive officers consists of equity awards because we believe this is consistent with our philosophy of paying for performance and requiring more compensation to be at risk for employees at the highest level.

The Company is a party to an Executive Employment Agreement, dated September 29, 2006, with each of Frank C. Ingriselli, its President and Chief Executive Officer, and Mr. Stephen F. Groth, its Vice President and Chief Financial Officer, each of which were assumed by the Company as a result of the merger of IMPCO into the Company in May 2007.  The Executive Employment Agreement entered into with Mr. Ingriselli (the “Ingriselli Agreement”) and Mr. Groth (the “Groth Agreement”) each were originally approved by the Board of Managers of

IMPCO in September 2006.  These Executive Employment Agreements each provide for a set base salary, cash bonus ranges, grants of  equity options, and defined termination benefits, which we believe, in part, compensate for the relatively lower annual salary at our Company as compared to more mature companies by providing security.  As discussed further below, these Executive Employment Agreements include severance payment provisions that require the Company to continue Mr. Ingriselli’s and Mr. Groth’s salaries and benefits, respectively, for 36 months if employment is terminated without “Cause” or the executive resigns for “Good Reason,” as such terms are defined in the respective employment agreements, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if such person is terminated within 12 months of a “Change in Control,” also as such term is defined in their respective employment agreements.

The Company is also a party to two agreements pursuant to which Richard Grigg, the Company’s Senior Vice President and Managing Director, performs services to the Company:   (i) an Amended and Restated Employment Agreement, dated January 27, 2009 (the “Amended Employment Agreement”), entered into directly with Richard Grigg that governs the employment of Mr. Grigg in the capacity of Managing Director of the Company and covers services provided by Mr. Grigg to the Company within the PRC; and (ii) a Contract of Engagement, dated January 27, 2009 (“Contract of Engagement”), entered into with KKSH Holdings Ltd. (“KKSH”), a company registered in the British Virgin Islands in which Mr. Grigg holds a minority interest and on whose board of directors Mr. Grigg sits, which agreement governs the provision of services related to the development and management of business opportunities for the Company outside of the PRC by Mr. Grigg through KKSH.  The Amended Employment Agreement has a term of three years, and provides for a base salary of 990,000 RMB (approximately $145,000) per year and the reimbursement of certain accommodation expenses in Beijing, China, and certain other transportation and expenses of Mr. Grigg.  In addition, in the event the Company terminates Mr. Grigg’s employment without Cause (as defined in the Amended Employment Agreement), the Company must pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  The Contract of Engagement also has a term of three years, and provides for a basic fee for the services of 919,000 RMB (approximately $135,000)  per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company shall also provide Mr. Grigg with medical benefits and life insurance coverage, and pay KKSH an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

The Company is also a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009.  The Tseng Employment Agreement governs the employment of Mr. Tseng in the capacity of Executive Vice President of the Company through December 31, 2011, and provides for a base salary of $140,000 per year, and provides that, in the event the Company terminates Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company must pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.

We believe the competitive compensation and the employment agreements entered into with Messrs. Ingriselli, Groth, Grigg and Tseng, and the contract entered into with KKSH, foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals.  For further discussion of the Company’s payment obligations to its named executive officers under these agreements, see “Post-Termination Benefits” below.

Prior to the consummation of the mergers of ADS and IMPCO into the Company in May 2007, at which point the Company became an operating entity, the Company (while operating under is former names “Big Smith Brands, Inc.” and, subsequently, “Pacific East Advisors, Inc.”) did not provide any significant compensation to its named executive officers since approximately 2001.  In evaluating the Company’s named executive officers’ performance in year-ended December 31, 2008 for purposes of determining incentive bonus compensation for 2008, and in evaluating their future compensation for year 2009, the Company’s management researched named executive officer compensation for the following U.S. publicly-traded energy companies:  Evolution Petroleum Corporation, FX Energy Inc., Harken Energy Corporation, Dune Energy, and Far East Energy Corporation.  The Company’s management compiled data regarding named executive officer compensation for these benchmark companies, and the Company’s Chief Executive Officer compared this data against the Company’s named executive officers’ then-current salaries, equity incentives and potential cash bonus payments, and presented the data to the Committee.  The Committee used this information, in part, to evaluate the named executive officers’ current and ongoing compensation packages and elements thereof as discussed below.

Role of the Chief Executive Officers in Compensation Decisions. Since its formation on July 22, 2008, the Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to other executives of the Company. Decisions regarding the non-equity compensation of other executives are made by the Chief Executive Officer in concert with the Committee.

The Chief Executive Officer reviews the performance of various executives. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Elements of Executive Compensation. Upon consummation of the mergers of IMPCO and ADS into the Company in May 2007, the named executive officers of IMPCO became named executive officers of the Company, and the Company assumed the Executive Employment Agreements entered into by and between IMPCO and each of Frank C. Ingriselli and Stephen F. Groth.  Accordingly, the Company continued to pay base salary to each of these named executive officers consistent with the level of base salary paid to each such officer at the time of the consummation of the mergers, and the Company continues to be bound by the terms of the Executive Employment Agreements which include provisions governing base salary, performance based cash incentive compensation payments, long-term equity incentive compensation and post-termination benefits described in greater detail below. Mr. Grigg became a named executive officer of the Company effective August 1, 2008, and the Company also has entered into an employment agreement with Mr. Grigg which includes provisions governing base salary, performance based cash incentive compensation payments, and post-termination benefits described in greater detail below.  Mr. Tseng became a named executive officer of the Company upon consummation of the mergers of IMPCO and ADS into the Company in May 2007, and the Company has entered into the Tseng Employment Agreement with Mr. Tseng which includes provisions governing base salary and post-termination benefits described in greater detail below. In evaluating the Company’s named executive officers’ performance in year-ended December 31, 2008 for purposes of determining incentive bonus compensation for 2008, and in evaluating their future compensation for year 2009, the Committee reviewed a combination of elements of the Company’s total compensation offering to each named executive officer as follows:

•	Base salary
•	performance-based cash incentive compensation;
•	long-term equity incentive compensation;
•	post-termination benefits; and
•	other personal benefits.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using data compiled from benchmark entities, and, as applicable, base salary as set forth in such officer’s employment agreement. The Company strives to maintain base salary ranges for its positions at between 75% and 125% of the midpoint of the base salary established for each range based on benchmark company data compiled by the Company.

During its review of base salaries for executives, the Committee primarily considers:

•	data from benchmark entities;
•	internal review of the executive’s compensation, both individually and relative to other executive officers within the Company; and
•	individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of named executives officers are based on the Committee’s assessment of the individual’s performance.

In December 2008, the Committee analyzed the compensation of each of the Company’s named executive officers, and determined the following with respect to base salary based, in part, on the benchmarks described herein, each executive’s performance during the fiscal year, and the Company’s overarching compensation objectives and philosophy, as follows:

•
Chief Executive Officer:  Pursuant to the Ingriselli Agreement, Mr. Ingriselli’s base salary is $350,000.  The Committee’s review of benchmark companies indicated that his base salary was approximately 10% below the average base salary of the chief executive officers in the benchmark group. However, in Company management’s presentation to the Committee at its December 9, 2008 meeting, Company management recommended that the Committee not increase Mr. Ingriselli’s salary at that time, in part because of the economic environment and also to make the Company stand out from its peers.

•
Chief Financial Officer:  Pursuant to the Groth Agreement, Mr. Groth’s annual base salary is $165,000.  The Committee’s review of benchmark companies indicated that his base salary was approximately 7% below the average annual base salary level of chief financial officers of the benchmark companies.  Despite Mr. Groth’s performance in fiscal year 2008 and his continued value to the Company, and after careful consideration, the Committee deemed it to be in the best interest of the Company and its stockholders, to not increase Mr. Groth’s base salary at this time, in part because of the economic environment and also to make the Company stand out from its peers.

•
Senior Vice President and Managing Director: Mr. Grigg was promoted to his present position effective August 1, 2008, at which time he signed a three year employment agreement that set his initial annual salary at $240,000 and provided for an annual performance-based bonus award targeted at between 30% and 40% of his then-current annual base salary awardable in the discretion of the Board. Mr. Grigg’s base salary was determined by the Committee to be approximately within the range of the average base salaries of his peers in the benchmark companies, although none of whom had an overseas assignment like Mr. Grigg, which  assignments typically demand a significant salary premium which Mr. Grigg does not receive.  Accordingly, Mr. Grigg’s annual base salary is significantly below the salaries of his peers in the benchmark group due to the lack of an overseas premium.  However, the Committee decided not to increase Mr. Grigg’s base salary at this time, in part because of the economic environment and also to make the Company stand out from its peers.

•
Executive Vice President:   Pursuant to the Tseng Employment Agreement, Mr. Tseng’s annual base salary is $140,000.  The Committee’s review of benchmark companies indicated that his base salary was approximately 20% below the average base salary of his peers in the benchmark group.  In December 2008, the Committee decided not to increase Mr. Tseng’s base salary at that time, in part because of the economic environment and also to make the Company stand out from its peers.

Performance – Based Cash Incentive Compensation

In December 2008, the Committee also reviewed performance-based cash incentive compensation collected from the benchmark companies in its determination of whether, and to what extent, to award performance-based cash incentive compensation to the Company’s named executive officers.  The Committee determined as follows:

•
Chief Executive Officer:  Pursuant to the Ingriselli Agreement, Mr. Ingriselli is entitled to an annual bonus of between 20 percent and 40 percent of his base salary, as determined by the Board, based on his performance, and the Company’s achievement of financial and other objectives established by the Board each year, provided, however, that his annual bonus may be less based on the Board’s assessment of his performance and the performance of the Company.   Based on the Committee’s assessment of Mr. Ingriselli’s achievements and performance during the year, bonus awards granted by benchmark companies and taking into consideration the Company’s bonus policies, philosophy and objectives, the Committee agreed to award Mr. Ingriselli a cash bonus of $140,000 in 2008.

•	Chief Financial Officer: Pursuant to the Groth Agreement, Mr. Groth is entitled to an annual bonus of between 20 percent and 30 percent of his base salary, as determined by the Board, based on his performance, and the Company’s achievement of financial and other objectives established by the Board each year, provided, however, that his annual bonus may be less based on the Board’s assessment of his performance and the performance of the Company.   The Committee agreed to award Mr. Groth a $50,000 cash bonus for 2008, based on his achievements and performance and taking into account the Company’s bonus policies, philosophy and objectives, as well as the bonuses awarded to comparable executives by benchmark companies.

•
Senior Vice President and Managing Director: Pursuant to Mr. Grigg’s Employment Agreement, he is entitled to an annual performance-based award targeted at between 30 percent and 40 percent of his then current base salary, awardable at the discretion of the Board.  The Committee awarded Mr. Grigg a 2008 cash bonus of $96,000 in recognition of his efforts to advance the Company’s interests in China.

•
Executive Vice President:  The Company and Jamie Tseng did not have an employment agreement that entitled Mr. Tseng to any annual cash bonus awards as of December 31, 2008. However, after considering Mr. Tseng’s dedication to delivering shareholder value and maintaining transparency in operations in an ethical way, the Committee awarded Mr. Tseng a 2008 cash bonus of $20,000.

Long-term Equity Compensation

The Compensation Committee of the Company periodically reviews the performance of its executive officers, employees and consultants and grants long-term equity compensation to qualified individuals under its 2007 Stock Plan.  In December 2008, the Board reviewed long-term equity compensation for the Company’s named executive officers as follows:

•
Chief Executive Officer: Under the Ingriselli Agreement, Mr. Ingriselli is eligible for long-term incentive compensation, such as restricted shares and options to purchase shares of the Company’s capital stock, on such terms as established by the Board. At its December 9, 2008 meeting, the Committee granted Mr. Ingriselli 20,000 shares of restricted stock having a grant date of December 9, 2008. The Committee also granted Mr. Ingriselli an additional award of 130,000 shares of restricted stock having a grant date of December 18, 2008. In the case of each grant, the awards vest 40 percent on the twelve month anniversary of the grant dates, 30 percent on the two year anniversary of the grant dates and the 30 percent balance on the three year anniversary of the grant dates, respectively. The Committee also awarded Mr. Ingriselli 350,000 stock options exercisable at $0.64 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2007 Stock Plan. The options have a ten year term and vest 50 percent on the twelve month anniversary of the grant date, 20 percent on the two year anniversary of the grant date, 20 percent on the three year anniversary of the grant date, and 10 percent on the four year anniversary of the grant date.

Furthermore, the Committee resolved that when and if the Board and Company’s stockholders approve an amendment to the 2007 Stock Plan to remove or revise the current restriction that provides that no eligible person shall be granted equity incentive grants under the 2007 Stock Plan during any 12-month period covering more than 500,000 shares (the “Annual Award Restriction”), then the Committee shall consider granting to Mr. Ingriselli an additional 200,000 shares of restricted stock under the 2007 Stock Plan to complete the grants of Equity Incentive Compensation as recommended by Company management and intended to be granted by the Committee to Mr. Ingriselli, but were limited in doing so given the Annual Award Restriction.

•
Chief Financial Officer: Under the Groth Agreement, Mr. Groth is eligible for long-term incentive compensation, such as  restricted shares and options to purchase shares of the Company’s capital stock, on such terms as established by the Committee  At its December 9, 2008 meeting, the Committee granted Mr. Groth 165,000 shares of restricted stock in consideration for his accomplishments over year 2008, dedication to delivering shareholder value, maintaining transparency in operations and ethical standards. The award vests 40 percent on the twelve month anniversary of the grant date, 30 percent on the two year anniversary of the grant date and the 30 percent balance on the three year anniversary of the grant date. The Committee also awarded Mr. Groth 165,000 stock options exercisable at $0.64 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2007 Stock Plan. The options have a ten year term and vest 50 percent on the twelve month anniversary of the grant date, 20 percent on the two year anniversary of the grant date, 20 percent on the three year anniversary of the grant date, and 10 percent on the four year anniversary of the grant date.

•
Senior Vice President and Managing Director:  Pursuant to Mr. Grigg’s Employment Agreement signed on August 1, 2008, Mr. Grigg is entitled to an annual performance-based bonus award targeted at between 30 percent and 40 percent of his then current annual base salary, awardable at the discretion of the Committee. Based on Mr. Grigg’s dedication to delivering shareholder value, maintaining transparency in and safe and effective operations of the Company, and his ethical standards, the Committee awarded Mr. Grigg 150,000 shares of restricted stock having a grant date of December 9, 2008 and an  additional 90,000 shares of restricted stock having a grant date of December 18, 2008. The awards vest 40 percent on the twelve month anniversary of the grant dates, 30 percent on the two year anniversary of the grant dates and the 30 percent balance on the three year anniversary of the grant dates.  The Committee also awarded Mr. Grigg 240,000 stock options exercisable at $0.64 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2007 Stock Plan. The options have a ten year term and vest 50 percent on the twelve month anniversary of the grant date, 20 percent on the two year anniversary of the grant date, 20 percent on the three year anniversary of the grant date, and 10 percent on the four year anniversary of the grant date.

•
Executive Vice President:  The Company and Mr. Tseng did not have an employment agreement that entitled Mr. Tseng to any annual performance-based equity incentive awards as of December 31, 2008.  However, in recognition of his performance and key role in developing relationships in China, and his support of Mr. Ingriselli in securing transactions in China, as well as to heighten Mr. Tseng’s sense of ownership in the Company and to motivate him to achieve the Company’s medium and long-term goals, the Committee awarded Mr. Tseng 85,000 shares of restricted stock with a grant date of December 9, 2008. The award vests 40 percent on the twelve month anniversary of the grant date, 30 percent on the two year anniversary of the grant date and the 30 percent balance on the three year anniversary of the grant date.   The Committee also awarded Mr. Tseng 85,000 stock options exercisable at $0.64 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2007 Stock Plan. The options have a ten year term and vest 50 percent on the twelve month anniversary of the grant date, 20 percent on the two year anniversary of the grant date, 20 percent on the three year anniversary of the grant date, and 10 percent on the four year anniversary of the grant date.

Post-Termination Benefits

The Company is a party to an Executive Employment Agreement, dated September 29, 2006, with each of Frank C. Ingriselli, its President and Chief Executive Officer, and Mr. Stephen F. Groth, its Vice President and Chief Financial Officer, which agreements were assumed by the Company as a result of the merger of IMPCO into the Company in May 2007.  These employment agreements contain, among other things, severance payment provisions that require the Company to continue Mr. Ingriselli’s and Mr. Groth’s salaries and benefits, respectively, for 36 months if employment is terminated without “Cause” or the executive resigns for “Good Reason,” as such terms are defined in the respective employment agreements, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if such person is terminated within 12 months of a “Change in Control,” also as such term is defined in their respective employment agreements.  These agreements do not contain a definitive termination date, but both Mr. Ingriselli and Mr. Groth have the right to terminate his employment at any time without penalty.

“Cause” is defined in each of the Executive Employment Agreements to include, but is not be limited to:  (a) the executive’s refusal to follow lawful directions or the executive’s material failure to perform his duties (other than by reason of physical or mental illness, injury, or condition), in either case, after the executive has been given notice of his default and a reasonable opportunity to cure it; (b) the executive’s willful and continued failure to substantially comply with any material Company policy; (c) conviction of a felony or the entering of a plea of nolo contendere to a felony, in either case having significant adverse effect on the business and affairs of the Company; or (d) the executive’s acceptance of a position with another business enterprise or venture without the Company’s written consent at any time before the executive has resigned from the Company or been discharged.

“Good Reason” is defined in each of the Executive Employment Agreements to mean the occurrence of one or more of the following events without the executive’s express written consent:  (i) the substantial and adverse diminution of the executive’s duties or responsibilities from those in effect immediately before the change in the executive’s position, other than merely as a result of the Company ceasing to be a public company, a change in the executive’s title, or the executive’s transfer to an affiliated company that assumes the Executive Employment Agreement; (ii) the reduction in the executive’s annual base salary, other than as part of across-the-board salary reductions affecting all executives of similar status employed by the Company or any entity in control of the Company; (iii) the Company’s failure to continue, or continue the executive’s participation in, any compensation plan in which the executive participated immediately before the event causing the executive’s resignation, which discontinuance is material to the executive’s total compensation, unless an equitable substitute arrangement has been adopted or made available on a basis not materially less favorable to  the executive than the plan in effect immediately before the event causing the executive’s resignation, both as to the benefits the executive receives and the executive’s level of participation relative to other participants; (iv) any failure of any Company successor to assume the Executive Employment Agreement; and (v) any other material breach of the Executive Employment Agreement by the Company that is either not committed in good faith or, even if committed in good faith, is not remedied by the Company promptly after receipt of notice thereof from the executive.

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

Assuming that Messrs. Ingriselli and Groth were terminated without “Cause” on December 31, 2008, severance amounts payable would have been $1,050,000 and $495,000 for Messrs. Ingriselli and Groth, respectively.

Assuming that Messrs. Ingriselli and Groth were terminated within 12 months of a “Change in Control” on December 31, 2008, severance amounts payable would have been $1,400,000 and $660,000  for Messrs. Ingriselli and Groth, respectively.

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

On August 1, 2008, the Company entered into an Employment Agreement with Richard Grigg under which Mr. Grigg was promoted to the position of Senior Vice President and Managing Director, which Agreement was amended effective January 27, 2009. The Agreement terminates on January 27, 2012. Among other stipulations, the Agreement provides that if Mr. Grigg is terminated by the Company without Cause on or after 120 days from the date of the Agreement, the Company shall pay Mr. Grigg a lump sum payment equal to 50 percent of his then current annual base salary.

Under terms of  this Agreement, "Cause" means (i) Mr. Grigg's gross and willful misappropriation or theft of the Company's or its subsidiary's or affiliate's funds or property, (ii) Mr. Grigg's commission of any fraud, misappropriation, embezzlement or similar act, whether or not a punishable criminal offense, or Mr. Grigg's conviction of or entering of a plea of nolo contendere to a charge of any felony or crime involving dishonesty or moral turpitude, (iii) Mr. Grigg's engagement in any willful conduct that is injurious to the Company or its subsidiaries or affiliates, (iv) Mr. Grigg's material breach of the Agreement or failure to perform any of his material duties owed to the Company or its subsidiaries or affiliates, or (v) Mr. Grigg's commission of any act involving willful malfeasance or gross negligence or Mr. Grigg's failure to act involving material nonfeasance.

Assuming Mr. Grigg was terminated without “Cause” on December 31, 2008, under the then existing contract, Mr. Grigg would be entitled to $131, 940 in salary and bonus not yet paid as of that date.

The Company is also a party to a Contract of Engagement (“Contract of Engagement”) with KKSH Holdings Ltd., a company registered in the British Virgin Islands (“KKSH”), dated January 27, 2009. Mr. Grigg is a minority shareholder and member of the board of directors of KKSH.  The Contract of Engagement governs the engagement of KKSH for a period of three years to provide the services of Mr. Grigg through KKSH as Senior Vice President of the Company strictly with respect to the development and management of business opportunities for the Company outside of the People’s Republic of China.  Pursuant to the Contract of Engagement, in the event the Company terminates the Contract of Engagement without Cause, the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

Under terms of the Contract of Engagement, "Cause" means (i) Mr. Grigg's or KKSH’s gross and willful misappropriation or theft of the Company's or any of its subsidiaries’ or affiliates’ funds or property, (ii) Mr. Grigg's or KKSH’s commission of any fraud, misappropriation, embezzlement or similar act, whether or not a punishable criminal offense, or Mr. Grigg's or KKSH’s conviction of or entering of a plea of nolo contendere to a charge of any felony or crime involving dishonesty or moral turpitude, (iii) Mr. Grigg's or KKSH’s engagement in any willful conduct that is injurious to the Company or its subsidiaries or affiliates, (iv) Mr. Grigg's or KKSH’s material breach of the Agreement or failure to perform any of the material duties owed to the Company or its subsidiaries or affiliates, or (v) Mr. Grigg's or KKSH’s commission of any act involving willful malfeasance or gross negligence or Mr. Grigg's or KKSH’s failure to act involving material nonfeasance.

If this Contract of Engagement had been effective at the time and was terminated without “Cause” on December 31, 2008, termination amounts payable would have been $72,218 to Mr. Grigg and $288,269 to KKSH.

The Company is also a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009. Prior to such time, Mr. Tseng was not contractually entitled to any post-termination benefits from the Company. The Tseng Employment Agreement governs the employment of Mr. Tseng in the capacity of Executive Vice President of the Company through December 31, 2011, and provides for a base salary of $140,000 per year, and provides that, in the event the Company terminates Mr. Tseng’s employment without Cause, the Company must pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.

Under the terms of the Tseng Employment Agreement, “Cause” means (i) Mr. Tseng’s gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s or affiliate’s funds or property, (ii) Mr. Tseng’s commission of any fraud, misappropriation, embezzlement or similar act, whether or not a punishable criminal offense, or Mr. Tseng’s conviction of or entering of a plea of nolo contendere to a charge of any felony or crime involving dishonesty or moral turpitude, (iii) Mr. Tseng’s engagement in any willful conduct that is injurious to the Company or any of  its subsidiaries or affiliates, (iv) Mr. Tseng’s material breach of the Agreement or failure to perform any of his material duties owed to the Company or any of its subsidiaries or affiliates, or (v) Mr. Tseng’s commission of any act involving willful malfeasance or gross negligence or Mr. Tseng’s failure to act involving material nonfeasance.

If the Tseng Employment Agreement had been effective at the time and was terminated without “Cause” on December 31, 2008, termination amounts payable would have been $70,000 to Mr. Tseng.

Other Personal Benefits

In 2007, the Company adopted a defined contribution 401(k) plan for its employees. The plan provides for
Company matching of 200% on up to the first 3% of salary contributed by employees. Company contributions are immediately vested to the employee.  The named executive officers participate in this plan on the same basis as other employees.  There is no supplemental nonqualified plan of this type for officers.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2008 are included in the “Summary Compensation Table.”

The Company has also entered into indemnification agreements with its officers and directors, including the named executive officers, which provides for limitation of liability and indemnification of such individuals under certain circumstances as described under the heading “Limitation of Liability and Indemnification Matters” below.

Summary Compensation Table

The following table sets forth the compensation for the Principal Executive Officers (“PEO”), the Principal Financial Officer (“PFO”), the Senior Vice President and Managing Director and the Executive Vice President.  No other executive officer’s total compensation for the fiscal years ended December 31, 2006, 2007 or 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE

						Stock	Option	All Other
Name and Principal Position	Year	Salary		Bonus		Awards (18)	Awards (19)	Compensation		Total

Frank C. Ingriselli	2006	-0-		$80,000	(11)	-0-	$11,815	$208,125	(20)	$299,940
President and Chief	2007	$262,500	(5)	$140,000	(12)	$7,479	$87,471	$63,450	(21)	$560,900
Executive Officer ( PEO) (1)	2008	$350,000	(6)	$140,000	(12)	$193,109	$172,617	$21,000	(22)	$876,726

Stephen F. Groth	2006	$30,800	(7)	$10,000	(13)	-0-	$5,345	$59,450	(23)	$105,595
Vice President and	2007	$135,600	(8)	$45,000	(14)	$2,244	$32,700	$11,436	(24)	$226,980
Chief Financial Officer (PFO) (2)	2008	$165,000	(9)	$50,000	(15)	$61,444	$75,171	$13,080	(24)	$364,695

Richard Grigg
Senior Vice President and Managing Director (3)	2008	$198,001	(10)	$96,000	(16)	$386,241	$22,014	$107,355	(25)	$809,611

Jamie Tseng	2006	-0-		-0-		-0-	$7,089	$128,000	(26)	$135,089
Executive Vice	2007	-0-		-0-		-0-	$26,316	$134,673	(26)	$160,989
President (4)	2008	-0-		$20,000	(17)	$2,228	$33,294	$142,675	(26)	$198,197

1)
Mr. Ingriselli was elected President and Chief Executive Officer, and designated a member of the Company’s Board of Directors, on May 7, 2007 upon closing of the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into the Company (the “Mergers”). Prior to that, he served as Manager, Chief Executive Officer and President of IMPCO.

2)	Mr. Groth was elected Vice President and Chief Financial Officer of the Company on May 7, 2007 upon closing of the Mergers. Prior to that, he served as Manager and Chief Financial Officer of IMPCO.

3)
Mr. Grigg was hired as Managing Director of the Company’s International operations on March 1, 2008 and promoted to his present position of Senior Vice President and Managing Director on August 1, 2008. From October 11, 2007 until February 29, 2008, Mr. Grigg provided consulting services to the Company.

4)	Mr. Tseng was elected Executive Vice President of the Company on May 7, 2007 upon closing of the Mergers. Prior to that, he served as Manager and Executive Vice President of IMPCO.

5)	Represents employee salary as an officer of IMPCO from April 1, 2007 through May 6, 2007 and employee salary as an officer of Pacific Asia Petroleum, Inc. from May 7, 2007 to December 31, 2007.

6)	Represents employee salary as an officer of Pacific Asia Petroleum, Inc. for the year 2008.

7)	Represents employee salary as an officer of IMPCO.

8)	Represents employee salary as an officer of IMPCO through May 6, 2007 and employee salary as an officer of Pacific Asia Petroleum, Inc. from May 7, 2007 to December 31, 2007.

9)	Represents employee salary as an officer of Pacific Asia Petroleum, Inc. for the year 2008.

10)
Represents Mr. Grigg’s salary as Managing Director of the Company’s international operations from March 1, 2008 until July 31, 2008, and in his current position until December 31, 2008.  On August 1, 2008, Mr. Grigg was promoted to his current position and salary.   Under the terms of Mr. Grigg’s Employment Agreement with the Company, Mr. Grigg may request payment in the currency of his choice. Salary has been computed based on the monthly average exchange rates for the applicable currencies during the year.

11)	Represents $80,000 fiscal year 2006 bonus awarded to Mr. Ingriselli by the Board of Directors of the Company and paid to Mr. Ingriselli in 2007.

12)
Represents $140,000 fiscal years 2007 and 2008 bonuses awarded to Mr. Ingriselli by the Board of Directors and Compensation Committee of the Company and paid to Mr. Ingriselli in 2007 and 2008, respectively.

13)	Represents $10,000 fiscal year 2006 bonus awarded to Mr. Groth by the Board of Directors of the Company and paid to Mr. Groth in 2007.

14)	Represents $45,000 fiscal year 2007 bonus awarded to Mr. Groth by the Board of Directors of the Company and paid to Mr. Groth in 2007.

15)	Represents $50,000 fiscal year 2008 bonus awarded to Mr. Groth by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Groth in 2008.

16)	Represents $96,000 fiscal year 2008 bonus awarded to Mr. Grigg by the Compensation Committee of the Company’s Board of Directors but not yet paid to Mr. Grigg, as of December 31, 2008.

17)	Represents $20,000 fiscal year 2008 bonus awarded to Mr. Tseng by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Tseng in 2008.

18)
Represents the compensation costs of restricted common stock awards under SFAS No. 123 (R) recorded to expense in the Company’s financial statements in years 2007 and 2008.  The assumptions used are found in the Notes to Consolidated Financial Statements, Note 13 (“Stock-Based Compensation”) in the Company’s Form 10-K for the year ended December 31, 2008.

19)
Represents the compensation costs of stock options under SFAS No. 123 (R) recorded to expense in the Company’s financial statements for the respective years. The assumptions used are found in the Notes to Consolidated Financial Statements, Note 13 (“Stock-Based Compensation”) in the Company’s Form 10-K for the year ended December 31, 2008.

20)
Represents fees paid to Mr. Ingriselli for his provision of consulting services to IMPCO, including business development activities, negotiations and contract work, legal services, financial advisory services, and coordination activities pursuant to a consulting agreement entered into with IMPCO for the term of December 15, 2005 through December 31, 2006, and prior to his employment with the Company.

21)
Represents fees for consulting services to IMPCO of $49,950 through March 31, 2007 prior to Mr. Ingriselli’s change in status from consultant to employee, and $13,500 in Company 401(k) plan contributions in 2007 during his service period as an employee, provided on the same basis as for all employees.

22)	Represents Company 401(k) plan contributions during 2008 provided on the same basis as for all employees and $7,200 in rent reimbursement.

23)
Represents fees paid to Mr. Groth for his provision of consulting services to IMPCO, including assistance with financial analysis and financial controls, accounting and other fiscal activities, pursuant to a consulting agreement entered into with IMPCO for the term of December 15, 2005 through August 31, 2006, and prior to his employment with the Company.

24)	Represents Company 401(k) plan contributions in 2007 and 2008, provided on the same basis as for all employees.

25)
Includes $42,000 in consulting fees for the period January 1, 2008 through February 29, 2008 pursuant to terms of Mr. Grigg’s Consulting Agreement with the Company.  Also includes $36,528 in housing allowance, medical and life insurance benefits, $13,200 in 401(k)-like benefits and $12,957 in travel allowance paid to or reimbursed to Mr. Grigg by the Company as required pursuant to Mr. Grigg’s Employment Agreement with the Company, which became effective March 1, 2008 and was amended August 1, 2008.

26)
Represents fees paid to Mr. Tseng for his provision of consulting services to IMPCO and Pacific Asia Petroleum, Inc., including assistance with Beijing representative office activities, business development activities, negotiations, government relations activities and coordination activities, pursuant to consulting agreements. Also includes $2,671 in medical and life insurance benefits in 2008 and $3,000 in 2006 and $8,000 in 2007 for rent paid by IMPCO to Mr. Tseng for office space provided by Mr. Tseng in Beijing.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in 2008 is expected to be tax deductible.  The Board considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

The Company accounts for equity awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment (FAS No. 123(R)).  The Company charges the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period.  The fair value of options is measured using the Black-Scholes option pricing model.  The fair value of non-vested stock awards issued under the Company’s 2007 Stock Plan is measured by the fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the grant date as reported by Pink Sheets LLC, with no discount for vesting period or other restrictions.  The compensation expense to the Company under FAS No. 123(R) is one of the factors the Board considers in determining equity awards to be granted, and also may influence the vesting period chosen.

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

The Company’s Restated Certificate of Incorporation provides for the indemnification of, and advancement of expenses to, such agents of the Company (and any other persons to which Delaware law permits the Company to provide indemnification) through Bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted under Section 145 of the DGCL, subject only to limits created by applicable Delaware law (statutory or non-statutory), with respect to actions for breach of duty to the Company, its stockholders and others. The provision does not affect directors’ responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws. The Company has entered into indemnification agreements with certain of its current executive officers and directors, and intends to enter into agreements with its future directors and executive officers, that require the Company to indemnify such persons to the fullest extent permitted by law, against expenses, judgments, fines, settlements and other amounts incurred (including attorneys’ fees), and advance expenses if requested by such person, in connection with investigating, defending, being a witness in, participating, or preparing for any threatened, pending, or completed action, suit, or proceeding or any alternative dispute resolution mechanism, or any inquiry, hearing, or investigation (collectively, a “Proceeding”), relating to any event or occurrence that takes place either prior to or after the execution of the indemnification agreement, related to the fact that such person is or was a director or officer of the Company, or while a director or officer is or was serving at the request of the Company as a director, officer, employee, trustee, agent, or fiduciary of another foreign or domestic corporation, partnership, joint venture, employee benefit plan, trust, or other enterprise, or was a director, officer, employee, or agent of a foreign or domestic corporation that was a predecessor corporation of the Company or of another enterprise at the request of such predecessor corporation, or related to anything done or not done by such person in any such capacity, whether or not the basis of the Proceeding is alleged action in an official capacity as a director, officer, employee, or agent or in any other capacity while serving as a director, officer, employee, or agent of the Company. Indemnification is prohibited on account of any Proceeding in which judgment is rendered against such persons for an accounting of profits made from the purchase or sale by such persons of securities of the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any federal, state, or local laws. The indemnification agreements also set forth certain procedures that will apply in the event of a claim for indemnification thereunder.  The Company has been informed that in the opinion of the Securities and Exchange Commission, indemnification provisions, such as those contained in the Company’s Restated Certificate of Incorporation, are unenforceable with respect to claims arising under federal securities laws and, therefore, do not eliminate monetary liability of directors.

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

Grants of Plan-Based Awards in the Last Fiscal Year

The following table sets forth information with respect to incentive stock options and restricted stock granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 2008 under the Company’s 2007 Stock Plan.

Grants of Plan–Based Awards in Year 2008

	Grant	Stock Awards: Number of Shares of		Option Awards: Number of Securities Underlying		Exercise or Base Price of stock and Option Awards	Closing Stock Price on Date of Awards	Grant Date Fair Value of Stock and Option
Name	Date	Stock		Options		($/Sh) (1)	($/Sh)(2)	Awards

Frank C. Ingriselli (PEO)	12/9/2008	20,000	(4)	350,000	(3)	$0.64	$0.75	$149,300
	12/18/2008	130,000	(4)			$0.68	$0.65	$87,750

Stephen F. Groth (PFO)	12/9/2008	165,000	(4)	165,000	(3)	$0.64	$0.75	$169,950

Richard Grigg	12/9/2008	150,000	(4)	240,000	(3)	$0.64	$0.75	$189,600
	12/18//2008	90,000	(4)			$0.68	$0.65	$60,750

Jamie Tseng	12/9/2008	85,000	(4)	85,000	(3)	$0.64	$0.75	$87,550

1)
The exercise price of option awards issued under the Company’s 2007 Stock Plan is equal to the fair market value of Common Stock of the Company as determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the applicable Grant Date as reported by Pink Sheets LLC.

2)
The closing stock price on the date the option awards were granted (December 9, 2008 and December 18, 2008, as applicable) is different from the exercise price of the option awards because, in accordance with the Company’s 2007 Stock Plan under which these option awards were granted, the exercise price for such option awards is equal to the fair market value of Common Stock of the Company calculated as the mean between the representative bid and asked prices on the close of business the day immediately prior to the date these option awards were granted (December 9, 2008 and December 18, 2008, as applicable) as reported by Pink Sheets LLC.

3)
The Options will vest and become exercisable as follows: at the rate of  (i) 50% of the shares on the twelve month anniversary of the Grant Date (ii) 20% of the shares on the two year anniversary of the Grant Date (iii) 20% of the shares on the three year anniversary of the Grant Date, and (iv) 10% of the shares on the four year anniversary of the Grant Date, in each case for so long as the recipient of the Option remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and the Optionee.

4)
Grant of restricted stock subject to forfeiture.  40% of the shares will become vested and nonforfeitable on the twelve month anniversary of the Grant Date, 30% of the shares will become vested and nonforfeitable on the two year anniversary of the Grant Date, and the balance 30% of the shares will become vested and nonforfeitable on the three year anniversary of the Grant Date, in each case for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

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

Employment Agreement with Stephen F. Groth.  The Company and Mr. Groth are parties to the Groth Agreement.  This employment agreement contains, among other things, severance payment provisions that require the Company to continue Mr. Groth’s salary and benefits for 36 months if employment is terminated without “cause,” as such term is defined in the Groth Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” as such term is defined in the Groth Agreement. This agreement does not contain a definitive termination date, but Mr. Groth does have the right to terminate his employment at any time without penalty. The Groth Agreement also prohibits Mr. Groth from engaging in competitive activities during and for a period of 24 months following termination of his employment that would result in disclosure of the Company’s confidential information, but does not contain a general restriction on engaging in competitive activities.  Pursuant to the Groth Agreement, Mr. Groth’s annual base salary is $150,000 (changed to $165,000 effective January 1, 2008), and he is entitled to an annual bonus of between 20% and 30% of his base salary, as determined by the Company’s Board of Directors based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.   Under the agreement, Mr. Groth is eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. To date, the Board of Directors has not established any terms, performance metrics or eligibility criteria for determining when, and to what extent, Mr. Groth may be eligible for such long-term incentive compensation, or what such long-term incentive compensation may include.

Compensatory Agreements with Richard Grigg. The Company is a party to two agreements pursuant to which Richard Grigg, the Company’s Senior Vice President and Managing Director, performs services to the Company:   (i) an Amended and Restated Employment Agreement, dated January 27, 2009 (the “Amended Employment Agreement”), entered into directly with Richard Grigg that governs the employment of Mr. Grigg in the capacity of Managing Director of the Company and covers services provided by Mr. Grigg to the Company within the PRC; and (ii) a Contract of Engagement, dated January 27, 2009 (“Contract of Engagement”), entered into with KKSH Holdings Ltd. (“KKSH”), a company registered in the British Virgin Islands in which Mr. Grigg holds a minority interest and on whose board of directors Mr. Grigg sits, which agreement governs the provision of services related to the development and management of business opportunities for the Company outside of the PRC by Mr. Grigg through KKSH.  The Amended Employment Agreement has a term of three years, and provides for a base salary of 990,000 RMB (approximately $145,000) per year and the reimbursement of certain accommodation expenses in Beijing, China, and certain other transportation and expenses of Mr. Grigg.  In addition, in the event the Company terminates Mr. Grigg’s employment without Cause (as defined in the Amended Employment Agreement), the Company must pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  The Contract of Engagement also has a term of three years, and provides for a basic fee for the services of 919,000 RMB (approximately $135,000)  per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company shall also provide Mr. Grigg with medical benefits and life insurance coverage, and pay KKSH an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

Employment Agreement with Jamie Tseng. The Company is a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009. The Tseng Employment Agreement governs the employment of Mr. Tseng in the capacity of Executive Vice President of the Company through December 31, 2011, and provides for a base salary of $140,000 per year, and provides that, in the event the Company terminates Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company must pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.

2007 Stock Plan

The Company’s Board of Directors and stockholders approved and adopted the 2007 Stock Plan on May 7, 2007 (the “2007 Plan”).  The 2007 Plan provides for the grant of restricted stock, incentive and/or non-qualified options, and stock appreciation rights (“SARs”) to employees, directors and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Common Stock. The purpose of the 2007 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company, and to attract new employees, directors and consultants with outstanding qualifications. The 2007 Plan is administered by the Compensation Committee on behalf of the Board of Directors which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 2007 Plan.

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

As of December 31, 2008, options to purchase an aggregate of 1,372,000 shares of Common Stock and restricted stock grants of an aggregate of 900,000 shares of Common Stock had been issued under the 2007 Plan. The 2007 Plan terminates on May 7, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning unexercised stock options as of December 31, 2008 for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2008 (Option Awards)

		Number of Securities
	Option	Underlying Unexercised			Option	Option
	Grant	Options			Exercise	Expiration
Name	Date	Exercisable	Unexercisable		Price ($)(12)	Date

Frank C. Ingriselli (PEO)	9/29/2006	204,000	136,000	(1)	$ 0.56	9/29/2016
	12/17/2007	30,002	49,998	(2)	6.00	12/17/2017
	12/9/2008	0	350,000	(3)	0.64	12/9/2018

Stephen F. Groth (PFO)	12/29/2006	93,840	62,560	(4)	$ 0.56	9/29/2016
	12/17/2007	20,000	20,000	(5)	6.00	12/17/2017
	12/9/2008	0	165,000	(6)	0.64	12/9/2018

Richard Grigg	12/17/2007	5,000	5,000	(7)	6.00	12/17/2017
	12/9/2008	0	240,000	(8)	0.64	12/9/2018

Jamie Tseng	9/29/2006	122,400	81,600	(9)	$ 0.56	9/29/2016
	12/17/2007	7,500	7,500	(10)	6.00	12/17/2017
	12/9/2008	0	85,000	(11)	0.64	12/9/2018

1)
The Options will vest and become exercisable as follows:  (i) 68,000 of the shares on September 29, 2009; and (ii) 68,000 of the shares on September 29, 2010. Vesting shall terminate upon the date of any termination of employment for cause or with good reason, and all vesting shall be accelerated upon any termination of employment without cause, without good reason, or upon death or disability (as defined).

2)
The Options will vest and become exercisable as follows:  (i) 16,666 of the shares on December 17, 2009; (ii) 16,666 of the shares on December 17, 2010; and (iii) 16,666 of the shares on December 17, 2011, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Ingriselli.

3)
The Options will vest and become exercisable as follows: (i)175,000 of the shares on December 9, 2009; (ii) 70,000 of the shares on December 9, 2010;  (iii) 70,000 of the shares on December 9, 2011; and (iv) 35,000 of the shares on December 9, 2012, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Ingriselli.

4)
The Options will vest and become exercisable as follows:  (i) 31,280 of the shares on September 29, 2009; and (ii) 31,280 of the shares on September 29, 2010. Vesting shall terminate upon the date of any termination of employment for cause or with good reason, and all vesting shall be accelerated upon any termination of employment without cause, without good reason, or upon death or disability (as defined).

5)
The Options will vest and become exercisable as follows:  (i) 8,000 of the shares on December 17, 2009; (ii) 8,000 of the shares on December 17, 2010; and (iii) 4,000 of the shares vest on December 17, 2011, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Groth.

6)
The Options will vest and become exercisable as follows: (i) 82,500 of the shares on December 9, 2009; (ii) 33,000 of the shares on December 9, 2010; (iii) 33,000 of the shares on December 2011; and (iv) 16,500 of the shares on December 9, 2012, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Groth.

7)
The Options will vest and become exercisable as follows:  (i) 2,000 of the shares on December 17, 2009; (ii) 2,000 of the shares on December 17, 2010; and (iii) 1,000 of the shares on December 17, 2011, for so long as Mr. Grigg remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Grigg.

8)
The Options will vest and become exercisable as follows: (i) 120,000 of the shares on December 9, 2009; (ii) 48,000 of the shares on December 9, 2010; (iii) 48,000 of the shares on December 9, 2011; and (iv) 24,000 of the shares on December 9, 2012, for so long as Mr. Grigg remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Grigg.

9)
The Options will vest and become exercisable as follows: (i) 40,800 of the shares on September 29, 2009; and (ii) 40,800 of the shares on September 29, 2010, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Tseng.

10)
The Options will vest and become exercisable as follows: (i) 3,000 of the shares on December 17, 2009; (ii) 3,000 of the shares on December 17, 2010; and (iii) 1,500 of the shares on December 17, 2011, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Tseng.

11)
The Options will vest and become exercisable as follows: (i) 42,500 of the shares on December 9, 2009; (ii) 17,000 of the shares on December 9, 2010; (iii) 17,000 of the shares on December 9, 2011; and (iv) 8,500 of the shares on December 9, 2012, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Tseng.

12)
The fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the date of grant as reported by Pink Sheets LLC.

The following table shows information concerning unvested restricted shares as of December 31, 2008 for the executive officers named in the Summary Compensation Table and for the directors named in the Director Compensation Table.

Outstanding Equity Awards at December 31, 2008 (Stock Awards)

Name	Grant Date	Number of Shares That Have Not Vested		Closing Price of Stock on 12/31/2008	Market Value of Shares That Have Not Vested ($) (6)
Officers
Frank C. Ingriselli (PEO)	12/17/2007	30,000	(1)	$0.65	19,500
	12/9/2008	20,000	(2)	$0.65	13,000
	12/18/2008	130,000	(2)	$0.65	84,500

Stephen F. Groth (PFO)	12/17/2007	9,000	(1)	$0.65	5,850
	12/9/2008	165,000	(2)	$0.65	107,250

Richard Grigg	12/17/2007	60,000	(1)	$0.65	39,000
	12/9/2008	150,000	(2)	$0.65	97,500
	12/18/2008	90,000	(2)	$0.65	58,500

Jamie Tseng	12/9/2008	85,000	(2)	$0.65	55,250

Directors
Laird Q. Cagan (3)

James F. Link, Jr.	7/22/2008	30,000	(4)	$0.65	19,500

Elizabeth P. Smith	7/22/2008	10,000	(5)	$0.65	6,500

Robert C. Stempel	7/22/2008	10,000	(5)	$0.65	6,500

1)
Of the remaining unvested shares, 50% will vest and become non-forfeitable on December 17, 2009 and 50% will vest and become non-forfeitable on December 17, 2010, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

2)
Grant of restricted stock subject to forfeiture as follows: (i) 40% of the shares will become vested and non-forfeitable on twelve month anniversary of the Grant Date; (ii) 30% of the shares will become vested and non-forfeitable on the two year anniversary of the Grant Date; and (iii) the balance of 30% of the shares will become vested and non-forfeitable on the three year anniversary of the Grant Date, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

3)	Mr. Cagan was not granted any stock awards in 2008.

4)
The unvested shares will vest and become non-forfeitable as follows: (i) 5,000 shares on the six month anniversary of the Grant Date; (ii) 15,000 shares on the twelve month anniversary of the Grant Date; and (iii) 10,000 shares will vest and become non-forfeitable on the two year anniversary of the Gant Date.

5)
The unvested shares will vest and become non-forfeitable as follows: (i) 5,000 shares on the twelve month anniversary of the Grant Date; and (ii) 5,000 shares will vest and become non-forfeitable on the two year anniversary of the Gant Date.

6)	Based on $0.65 per share, the closing price of the Common Stock as reported by Pink Sheets LLC on December 31, 2008.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to our Named Executive Officers upon termination or a change in control, see "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers" above. For further discussion of the determination of termination benefits, see "Compensation Discussion and Analysis – Total Compensation and Description and Allocation of Its Components – Post-Termination Compensation."

Quantification of termination benefits. The following table quantifies the termination benefits due to our Named Executive Officers, in the event of their termination for various reasons, including any termination occurring within 12 months following a change of control. The amounts were computed as if each executive officer's employment terminated on December 31, 2008.

2008 Potential Termination Benefits for Named Executive Officers
		Termination for other than Cause, Death, or Disability
Executive Officer / Element of Compensation	Termination due to Death or Disability	or by Executive for Good Reason	within 12 Months following a Change of Control
Frank C. Ingriselli
Salary and Bonus (1)	$350,000	$1,050,000	$1,400,000
Equity Awards(2)	132,900	132,900	132,900
Benefits(3)	-	44,100	58,800
Total Frank C. Ingriselli	$482,900	$1,227,000	$1,591,700

Richard Grigg
Salary and Bonus (4)	$131,940	$131,940	$131,940
Equity Awards	-	-	-
Benefits	-	-	-
Total Richard Grigg	$131,940	$131,940	$131,940

Stephen F. Groth
Salary and Bonus (1)	$165,000	$495,000	$660,000
Equity Awards(2)	120,454	120,454	120,454
Benefits(3)	-	29,700	39,600
Total Stephen F. Groth	$285,454	$645,154	$820,054

(1) Year 2008 bonuses were awarded and paid by December 31, 2008. Amounts shown represent 12 months salary in the case of death or disability, 36 months salary in the case of   termination for “Good Reason” and 48 months salary in the event of termination due to a “Change in Control.”

(2) Equity awards are quantified at the intrinsic value on December 31, 2008 of all options and restricted stock that was not fully vested and exercisable, but would become exercisable, under the terms of the Named Executive Officer's employment agreement, due to the form of termination specified in the column heading. The intrinsic value of options is determined by calculating the difference between the closing market price of our common stock on December 31, 2008, which was $0.65 per share, and the exercise price of the option, and multiplying that difference by the number of options exercisable at that given exercise price. The intrinsic values of all the options are then totaled. The intrinsic value of restricted stock is equal to the number of shares times the closing price of our common stock on December 31, 2008.

(3) Terminated employees are entitled to 36 or 48 months of continued participation in the Company’s 401(k) plan, depending on the circumstances. For purposes of this disclosure, we have assumed that terminated employees will continue contributing to the 401(k) plan after their termination, up to Section 415 limits of the Internal Revenue Code.

(4) Represents $35,940 in salary and $96,000 in cash bonus not paid in 2008.

Option Exercises and Stock Vested in Last Fiscal Year

No options were exercised by any of the Company’s executive officers who are named in the Summary Compensation Table during the year ended December 31, 2008.  During the fiscal year ended December 31, 2008, the following number of restricted shares vested for executive officers named in the Summary Compensation Table:  Frank C. Ingriselli (20,000 shares); Richard Grigg (40,000 shares ); and Stephen F. Groth (6,000 shares).  In each case, the vested shares represented 40 percent of the restricted stock awarded on December 17, 2007.

Compensation of Directors

There are no standard arrangements by which directors of the Company are compensated for their services as directors, and none of the directors received any cash compensation for their services as such during the most recently completed fiscal year.  The Company issued 10,000 shares of restricted Common Stock under its 2007 Stock Plan to Robert C. Stempel on February 11, 2008 upon his agreement to join the Company’s Board of Directors, and the Company issued 10,000 shares of restricted Common Stock to James F. Link, Jr. on July 22, 2008 upon his agreement to join the Company’s Board of Directors.

Effective December 31, 2008, the Company rescinded the grants of an aggregate of 20,000 shares of the Company's restricted Common Stock previously issued under the Company's 2007 Stock Plan to members of the Board of Directors as follows:  (i) 10,000 shares issued to Elizabeth P. Smith on December 17, 2007; and (ii) 10,000 shares issued on February 11, 2008 to Robert C. Stempel.  These rescissions were each consummated pursuant to a rescission agreement entered into by and between the Company and each individual.

At its meeting on July 22, 2008, the Company’s Board of Directors formed three committees of the Board – the Audit Committee, the Compensation Committee, and the Nominating Committee -- and appointed Mr.  Link and Mr. Stempel to serve as Chairmen of the Audit and Nominating Committees, respectively. The Board also appointed Ms. Elizabeth P. Smith to serve as Chairperson of the Compensation Committee. At the same time, the Company’s Board decided to establish the “Committee Chairpersons Equity Incentive Policy.” The purpose of the policy is to incentivize members of the Board to serve as Chairpersons of its Committees and to adequately and competitively compensate those members who choose to do so for their time and commitment to serving in such roles.

Under its newly adopted “Committee Chairpersons Equity Incentive Policy,” the Company’s Board of Directors issued 10,000 shares of restricted Common Stock under its 2007 Stock Plan on July 22, 2008 to each of Mr. Stempel and Ms. Elizabeth P. Smith, for accepting Committee Chairpersonships of the Nominating and Compensation Committees, respectively. Also on July 22, 2008, the Company’s Board of Directors issued 20,000 shares of restricted Common Stock under its 2007 Stock Plan to newly appointed Board member James F. Link, Jr. for agreeing to serve as Chairman of the Board’s newly formed Audit Committee. In each instance, restricted shares issued under the “Committee Chairpersons Equity Incentive Policy” vest 50% on the twelve month anniversary of the Grant date and 50% on the two year anniversary of the Grant date, for so long as each of the named Chairpersons remain in those positions.

Additionally, in December 2008, the Company issued to current director, Chief Executive Officer and President, Frank C. Ingriselli, long-term equity compensation as described under “Long-Term Equity Compensation” above in connection with his services as the President and Chief Executive Officer of the Company.  The Board determined not to award Mr. Laird Cagan any additional long-term equity compensation in connection with his role as a member of the Board.

Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

The following table sets forth for each director who is not also a named executive in the Summary Compensation Table, compensation for the year ended December 31, 2008:

Director Compensation for the Year 2008

Name	Cash Fees Earned ($)	Stock Awards ($) (1) (2)	All Other Compensation ($)		Total
Laird Q. Cagan	$0	$0	$114,000	(3)	$114,000

James F. Link, Jr.	$0	$48,525	$0		$48,525

Elizabeth P. Smith	$0	$72,792	$0		$72,792

Robert C. Stempel	$0	$140,975	$0		$140,975

1)	The Stock Award value is equal to the amount of compensation expense recognized during 2008 in accordance with the requirements of FAS 123(R).

2)
The Grant Date fair value of restricted shares awarded during 2008 were as follows: Mr. Link - $255,000; Ms. Smith - $85,000; and Mr. Stempel - $210,000. The Stock Award value is calculated by multiplying the number of shares of Common Stock awarded by the fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the Grant Date as reported by Pink Sheets LLC. At December 31, 2008, Board members held 50,000 shares of unvested stock awards as follows:  Ms. Smith and Mr. Stempel each held 10,000 shares, and Mr. Link held 30,000 shares.

3)
Represents indirect cash payments to Mr. Cagan in fees earned by Cagan McAfee Capital Partners, LLC (“CMCP”) for services per an Advisory Agreement between the Company and CMCP dated December 1, 2006. (Mr. Cagan is the Managing Director and 50% owner of CMCP).

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 24, 2009, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company’s directors; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:

		Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial ownership (1)		Percent of Class

Common Stock	Laird Q. Cagan	3,913,594	(2)	9.01%
	10600 N. De Anza Blvd.
	Suite 250
	Cupertino, CA 95014

Common Stock	Frank C. Ingriselli	3,762,581	(3)	8.75%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Linden Growth	3,393,406	(4)	7.94%
	Partners Master Fund, LP
	718 South State Street
	Suite 101
	Clarks Summit, PA18411

Common Stock	John Liviakis	2,483,200	(5)	5.81%
	655 Redwood Road
	Suite 395
	Mill Valley, CA94941

Common Stock	Richard Grigg	1,275,000	(6)	2.98%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Eric A. McAfee	1,121,251	(7)	2.62%
	10600 N. De Anza Blvd.
	Suite 250
	Cupertino, CA 95014

Common Stock	Jamie Tseng	1,014,795	(8)	2.37%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Stephen F. Groth	966,840	(9)	2.26%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Elizabeth P. Smith	188,947		0.44%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	James F. Link, Jr.	30,000		0.07%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Robert C. Stempel	10,000		0.02%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	All Directors and	11,161,757	(10)	25.41%
	Executive Officers as a Group (8 persons)

1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of April 29, 2009, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2)
Includes (i) 3,017,500 shares of the Company’s Common Stock owned by Cagan Capital, LLC, a fund owned by Mr. Laird Cagan; (ii) 100,000 shares of the Company’s Common Stock owned by KRC Trust and 100,000 shares of the Company’s Common Stock owned by KQC Trust, trusts for Mr. Cagan’s daughters for which Mr. Cagan is trustee; and (iii) 696,094 shares of the Company’s Common Stock issuable upon exercise of immediately exercisable warrants issued to Mr. Cagan.

3)
Includes (i) 3,503,579 shares of the Company’s Common Stock held directly by Mr. Ingriselli, (ii) options exercisable on September 29, 2008 for 204,000 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 340,000 shares of Common Stock of the Company that vests with respect to 136,000 shares on September 29, 2007, and 68,000 shares on September 29 of each year thereafter, (iii) options exercisable on December 17, 2008 for an aggregate of 30,002 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 80,000 shares of Common Stock of the Company that vests with respect to 13,336 shares on December 17, 2007, and 16,666 shares on December 17 of each year thereafter, and (iv) 25,000 shares of the Company’s Common Stock owned by Mr. Ingriselli’s son.

4)
Linden Growth Partners Master Fund, LP, is a Cayman Islands exempted limited partnership whose general partner is Linden Capital Management IV, LLC, a Delaware limited liability company whose President and controlling member is Paul J. Coviello.

5)
Includes shares of Common Stock held by Liviakis Financial Communications, Inc. and Mr. Liviakis individually.  Liviakis Financial Communications, Inc. is the Company’s public relations firm, and John Liviakis is its sole shareholder, President and Chief Executive Officer.

6)
Includes (i) 1,270,000 shares of the Company’s Common Stock held directly by Mr. Grigg, and (ii) options exercisable on December 17, 2008 for an aggregate of 5,000 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 10,000 shares of Common Stock of the Company that vests with respect to 5,000 shares on December 17, 2008, 2,000 shares on December 17, 2009 and 2010, and 1,000 shares on December 17, 2011.

7)
Includes (i) 721,251 shares of the Company’s Common Stock owned by McAfee Capital, LLC, a fund owned by Mr. Eric McAfee and his wife; and (ii) 400,000 shares of the Company’s Common Stock owned by P2 Capital, LLC, a fund owned by Mr. McAfee’s wife and children.

8)
Includes (i) 85,000 shares of the Company' s Common Stock held directly by Mr. Tseng, (ii) 799,895 shares of the Company’s Common Stock held by Golden Ring International Consultants, a British Virgin Islands company wholly-owned by Mr. Tseng, (iii) options exercisable on September 29, 2008 for 122,400 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 204,000 shares of Common Stock of the Company that vests with respect to 81,600 shares on September 29, 2007, and 40,800 shares on September 29 of each year thereafter, and (iv) options exercisable on December 17, 2008 for 7,500 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 15,000 shares of Common Stock of the Company that vests with respect to 7,500 shares on December 17, 2008, 3,000 shares on December 17, 2009, 3,000 shares on December 17, 2010, and 1,500 shares on December 17, 2011.

9)
Includes (i) 440,000 shares of the Company’s Common Stock held directly by Mr. Groth, (ii) options exercisable on September 29, 2008 for 93,840 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 156,400 shares of Common Stock of the Company that vests with respect to 62,500 shares on September 29, 2007, and 31,280 shares on September 29 of each year thereafter, (iii) options exercisable on December 17, 2008 for an aggregate of 20,000 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 40,000 shares of Common Stock of the Company that vests with respect to 3,334 shares on December 17, 2007, 16,666 shares on December 17, 2008, 8,000 shares on December 17, 2009, 8,000 shares on December 17, 2010, and 4,000 shares on December 17, 2011, and (iv) 413,000 shares of the Company’s Common Stock owned by Mr. Groth’s spouse.

10)
Includes all shares of the Company’s Common Stock, immediately exercisable warrants to purchase Company Common Stock, and options to purchase Company Common Stock exercisable within sixty (60) days of April 24, 2008, beneficially owned or held by (i) Messrs. Ingriselli who served as Chief Executive Officer of the Company during the last completed fiscal year, (ii) Messrs. Cagan and Stempel, Link and Ms. Smith, who currently serve as directors of the Company, (iii) Mr. Grigg who is presently serves as Senior Vice President and Managing Director of the Company and did so at the end of the Company’s last completed fiscal year  and (iv) Messrs. Groth and Tseng, who currently serve as executive officers of the Company and did so at the end of the Company’s last completed fiscal year.

Equity Compensation Plan Information

The following table sets forth all compensation plans previously approved by the Company’s security holders and all compensation plans not previously approved by the Company’s security holders as of December 31, 2008, which non-approved compensation plans were assumed by the Company in connection with the mergers of ADS and IMPCO into the Company in May 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by	3,968,147	$1.31	(4)	1,728,000
security holders (1)(3)		$1.27	(5)
Equity compensation plans not approved by security holders (2)	775,200	$0.56	(6)	-

Total	4,743,347

1)
On May 7, 2007, the Company and its stockholders approved the Company’s 2007 Stock Plan (see summary description of 2007 Stock Plan under “2007 Stock Plan” above). During 2007 and 2008, the Board of Directors and the Compensation Committee of the Company granted options to purchase an aggregate of 1,372,000 shares of Common Stock and grants of 920,400 shares of restricted Common Stock under the 2007 Stock Plan to certain employees, consultants, officers and directors of the Company (of which 20,400 shares of restricted Common Stock were rescinded in December 2008 and returned for issuance under the 2007 Stock Plan).  As of December 31, 2008, 1,728,000 shares of Company Common Stock remain available for future issuances under the 2007 Stock Plan.

2)
Includes individual compensation arrangements entered into by and between the Company and the following employees and consultants of the Company in September 2006: (i) an option to purchase an aggregate of 340,000 shares of Common Stock of the Company at $0.56 per share issued to Frank C. Ingriselli; (ii) an option to purchase an aggregate of 204,000 shares of Common Stock of the Company at $0.56 per share issued to Jamie Tseng; (iii) an option to purchase an aggregate of 156,400 shares of Common Stock of the Company at $0.56 per share issued to Stephen F. Groth; (iv) an option to purchase an aggregate of 102,000 shares of Common Stock of the Company at $0.56 per share issued to Sean Hung; and (v) an option to purchase an aggregate of 34,000 shares of Common Stock of the Company at $0.56 per share issued to Douglas E. Hoffmann. All of these options were issued prior to adoption of the Company’s 2007 Stock Plan. Forty percent of the options vested on September 29, 2007; 20% vested on September 29, 2008 and 20% will vest on September 29 of each year thereafter to 2010 subject to the holder’s continued employment with the Company, and are subject to 100% acceleration upon termination of the holder without cause, termination by the holder for good reason, or upon the holder’s death or disability. Also includes individual compensation arrangements entered into by and between the Company and the following employees and consultants of the Company in February 2007 outside of the Company’s 2007 Stock Plan:  (i) 500,004 shares of fully-vested restricted Common Stock of the Company to JCS Consulting, LLC; (ii) 25,007 shares of fully-vested shares of restricted Common Stock of the Company to Dr. Y.M. Shum; (iii) 15,011 shares of fully-vested restricted Common Stock of the Company to Christopher B. Sherwood; (iv) 14,994 shares of fully-vested restricted Common Stock of the Company to Gregory Rozenfeld; (v) 14,994 shares of fully-vested restricted Common Stock of the Company to Zhang Suian; (vi) 5,015 shares of fully-vested restricted Common Stock of the Company to Edward Li; and (vii) 25,007 shares of fully-vested restricted Common Stock of the Company to Sean Huang.

3)
Includes warrants exercisable for an aggregate of 1,772,147 shares of Company Common Stock at a weighted-average exercise price of $1.27 per share, which warrants were originally issued on May 7, 2007 to placement agents representing the Company, the original issuance of which was approved by the stockholders of the Company.

4)	The price reflects the weighted-average exercise price of stock options.

5)	The price reflects the weighted-average exercise price of stock warrants.

6)	The price reflects the weighted-average exercise price of the stock options. The shares of fully-vested restricted Common Stock of the Company were issued at a fair market value of $0.56 per share.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Financial Advisory Agreement

The Company is a party to an Advisory Agreement, effective December 1, 2006 (“Advisory Agreement”), with Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until December 11, 2009.  In addition, the Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMCP under the Advisory Agreement.  Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors.

Public Relations Agreement

In March 2005, the Company engaged Liviakis Financial Communications, Inc. as its public relations firm pursuant to a Consulting Agreement, as amended on April 22, 2009, that expires on May 7, 2011 (“Consulting Agreement”), and John Liviakis, a holder of more than 5 percent of the beneficial ownership of the Company, is the sole shareholder, President and Chief Executive Officer of Liviakis Financial Communications, Inc.  Pursuant to the Consulting Agreement, as amended, and as sole compensation thereunder, Liviakis Financial Communications, Inc. and an employee thereof were issued an aggregate of 2,119,000 shares of the Company’s Common Stock.

SG&E Share Exchange

On March 2, 2009, the Company entered into a Subscription Agreement for Shares (“Subscription Agreement”) with Richard Grigg, the Company’s Senior Vice President and Managing Director, pursuant to which Mr. Grigg purchased 970,000 shares of the Company’s Common Stock (the “Company Shares”) in exchange for 3,825,000 shares of Ordinary Fully Paid Shares (the “SG&E Shares”) of Sino Gas & Energy Holdings Limited, a privately-held company incorporated in Western Australia (“SG&E”) engaged in the exploration and development of coal bed methane and unconventional gas projects in China.  The SG&E Shares represent approximately a 3.5% ownership interest in SG&E, and represented full consideration for the issuance of the Company Share to Mr. Grigg as determined by the Board of Directors as being a fair and equivalent exchange of economic interests and payment of fair market value for the Company Shares based on a number of factors.  Mr. Grigg was formerly an employee and founding member of SG&E before joining the Company in October 2007.  Given that the Company is considering a number of possible transactions that may involve SG&E as a partner or party, which transactions Mr. Grigg may be instrumental in negotiating and overseeing, the Company believed that it was in the best interests of the Company and its stockholders to exchange Mr. Grigg’s SG&E Shares for the Company Shares in order to eliminate potential conflicts of interest on the part of Mr. Grigg and to further align Mr. Grigg’s interests with those of the Company.

Consulting Agreement with KKSH

On January 27, 2009, the Company revised the terms of its employment relationship with Richard Grigg, the Company’s Senior Vice President and Managing Director, by entering into two separate agreements pursuant to which Richard Grigg currently performs services to the Company:   (i) an Amended and Restated Employment Agreement, dated January 27, 2009 (the “Amended Employment Agreement”), entered into directly with Richard Grigg that governs the employment of Mr. Grigg in the capacity of Managing Director of the Company and covers services provided by Mr. Grigg to the Company within the PRC; and (ii) a Contract of Engagement, dated January 27, 2009 (“Contract of Engagement”), entered into with KKSH Holdings Ltd. (“KKSH”), a company registered in the British Virgin Islands in which Mr. Grigg holds a minority interest and on whose board of directors Mr. Grigg sits, which agreement governs the provision of services related to the development and management of business opportunities for the Company outside of the PRC by Mr. Grigg through KKSH.  The basic fee for the services provided under the Contract of Engagement is 919,000 RMB (approximately $135,000)  per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company shall also provide Mr. Grigg with medical benefits and life insurance coverage, and pay KKSH an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

Consulting Agreement with Jamie Tseng

The Company was a party to a consulting agreement, dated November 8, 2005, with Jamie Tseng, the Company’s Executive Vice President (“Tseng Consulting Agreement”), which was assigned on September 1, 2006 by Mr. Tseng to Golden Ring International Consultants Limited, a British Virgin Islands registered company wholly-owned and controlled by Mr. Tseng, and which was later superseded in its entirety effective January 1, 2009 by that certain Employment Agreement, dated April 22, 2009 and effective January 1, 2009, entered into by and between the Company and Mr. Tseng.  Pursuant to the Tseng Consulting Agreement, Mr. Tseng served in the role of Executive Vice President to the Company from November 2005 to December 31, 2008, for a monthly fee of $11,667, plus reasonable expenses incurred in carrying out the services required thereunder.

Indemnification Agreements

The Company has entered into a stockholder-approved Indemnification Agreement with all of its current officers and directors.

Review, Approval or Ratification of Transactions with Related Persons

On August 15, 2007, the Company adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees, the text of which has been posted on the Company’s website (www.papetroleum.com).  Among other provisions, the Code provides that all officers, directors and employees shall avoid all conflicts of interest or improper or unlawful conduct and even the appearance thereof, and, further, that only the Board of Directors of the Company may waive a conflict of interest or any other non-compliance with the Code.  Although the Company has not adopted a formal policy that covers the review and approval of related party transactions by the Board, in accordance with the Code and Section 144 of the Delaware General Corporation Law, it is the practice of the Board of Directors to review each contract or transaction between the Company and its directors, officers or employees, including the material facts as to the relationship or interest and as to the contract or transaction, determine in good faith whether such contract or transaction is fair as to the Company, and to approve or ratify such contract or transaction if the Board of Directors determines the contract or transaction to be fair as to the Company and in good faith authorizes the contract or transaction by affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum.

Other than the SG&E Agreement, the Contract of Engagement, the amendment to the Consulting Agreement entered into with Liviakis Financial Communications, Inc., and the Company’s form of Indemnification Agreement, which were each approved by the Company’s Board of Directors, none of the Advisory Agreement entered into with CMCP, the original Consulting Agreement entered into with Liviakis Financial Communications, Inc., the Chadbourn Agreement, or the Golden Ring Agreement have been directly approved by the Company’s Board of Directors, although the Company’s Board of Directors did approve the mergers of ADS and IMPCO into the Company in May 2007 pursuant to which these agreements were assumed by the Company from ADS and IMPCO. Additionally, the Board of Managers of ADS approved each of the Advisory Agreement entered into with CMCP, the original Consulting Agreement entered into with Liviakis Financial Communications, Inc., and the Chadbourn Agreement prior to the consummation of the merger of ADS into the Company in May 2007, and the Managers of IMPCO approved the Golden Ring Agreement prior to the consummation of the merger of IMPCO into the Company in May 2007.

Director Independence

The Board of Directors has determined that of its five members, James F. Link, Jr., Elizabeth P. Smith and Robert C. Stempel are “independent” within the meaning of Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP (“RBSM”) examined, as independent auditors, the financial statements of the Company for the years ended December 31, 2007 and 2008.  The following table shows the fees billed to us by RBSM for the audit and other services rendered by RBSM during fiscal 2007 and 2008.  The Board of Directors, serving as the Company’s Audit Committee, has determined that the non-audit services rendered by RBSM were compatible with maintaining RBSM’s independence.

	2007	2008
Audit Fees (1)	$106,052	$139,062
Audit-Related Fees (2)	800	4,100
Tax Fees (3)	600	9,843
All Other Fees (4)	0	400
Total	$107,452	$153,405

1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

2)
Audit-related fees consisted primarily of accounting consultations, and services rendered in connection with a proposed acquisition and implementation of Sarbanes-Oxley Act internal control requirements.

3)	Tax fees principally represent RBSM charges related to preparing the 2007 Federal Tax return and reviewing Navitas’ tax returns in connection with the Navitas merger.

4)	All other fees represent reimbursement of courier, printing and out of pocket expenses

All audit-related and other services rendered by RBSM were pre-approved by the Board of Directors, serving as the Company’s Audit Committee or with respect to services rendered after its formation in July, 2008, by the Audit Committee, before RBSM was engaged to render such services.  It is the Audit Committee’s standard practice to require pre-approval by the Committee of all audit, audit-related, tax and other services rendered by RBSM.  The Audit Committee is solely responsible for selecting, hiring and replacing external auditors. The Committee also pre-approves fees for both audit and non audit services. In reaching decisions on these matters, the Committee confirms the independence of the external auditors and whether the services to be provided are permissible under applicable rules and regulations. The Committee evaluates the competency of the external audit firm and assesses its fee schedule for reasonableness.

PART IV

ITEM 15 -   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Dated: April 30, 2009                                           Pacific Asia Petroleum, Inc
By:  /s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer