Form 10-Q
period 2009-03-31
Pacific Asia Petroleum Inc
filed 2009-05-11
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number                                                      000-52770

PACIFIC ASIA PETROLEUM, INC.
(Exact name of issuer as specified in its charter)

           Delaware                                                                 30-0349798
(State or Other Jurisdiction of Incorporation or Organization)                   (I.R.S Employer Identification No.)

250 East Hartsdale Ave.
Hartsdale, New York 10530
(Address of principal executive offices)

(914) 472-6070
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                           Accelerated filer   ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	41,919,785

Pacific Asia Petroleum, Inc.
FORM 10-Q

		Page

CAUTIONARY STATEMENT		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2009 and 2008 and for the period from inception (August 25, 2005) through March 31, 2009	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2009 and 2008 and for the period from inception (August 25, 2005) through March 31, 2009	4
	Condensed Consolidated Statement of Equity (Deficiency) (unaudited) for the period from inception (August 25, 2005) through March 31, 2009	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008 and for the period from inception (August 25, 2005) through March 31, 2009	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION	15
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

i

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,336,669	$10,515,657
Short-term investments	1,440,000	1,260,000
Income tax refunds receivable	8,500	8,500
Prepaid expenses	42,877	90,657
Deposits	31,354	37,556
Advances	289	383
Total current assets	10,859,689	11,912,753

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
March 31, 2009 - $114,805; December 31, 2008 - $88,577)	593,605	569,303
Intangible assets	384	384
Long-term advances	385,934	386,415
Investments in nonsubsidiaries carrried at cost	552,900	-
Deferred charges	1,250,234	1,250,234

Total Assets	$13,642,746	$14,119,089

Liabilities and Equity
Current liabilities
Accounts payable	$927,310	$25,446
Income taxes payable	11,582	5,148
Accrued and other liabilities	1,291,148	658,257
Total current liabilities	2,230,040	688,851

Equity
Stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries:
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
41,040,785 as of March 31, 2009; 40,061,785 at December 31, 2008	41,041	40,062
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of March 31, 2009 and December 31, 2008
Outstanding - none as of March 31, 2009 and December 31, 2008	-	-
Paid-in capital	22,648,531	21,741,965
Other comprehensive income - currency translation adjustment	229,034	229,860
Deficit accumulated during the development stage	(11,890,415)	(8,968,064)
Total stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries	11,028,191	13,043,823
Noncontrolling interest	384,515	386,415
Total equity	11,412,706	13,430,238

Total Liabilities and Equity	$13,642,746	$14,119,089

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Income
(Unaudited)

			For the period
			from inception
	For the three months		(August 25, 2005)
	ended March 31,		through
	2009	2008	3/31/2009
Operating Expenses
Depreciation	$26,157	$9,355	$113,516
All other operating expenses	2,912,868	1,076,625	12,829,933
Total operating expenses	2,939,025	1,085,980	12,943,449

Operating Loss	(2,939,025)	(1,085,980)	(12,943,449)

Other Income (Expense)
Interest income	21,294	125,805	1,062,551
Other income	-	-	27,632
Other expense	-	-	(886)
Total Other Income	21,294	125,805	1,089,297

Net loss before income taxes and
minority interest	(2,917,731)	(960,175)	(11,854,152)
Income tax (expense) benefit	(6,435)	6,580	(58,343)

Net loss	(2,924,166)	(953,595)	(11,912,495)
Less: Net loss - noncontrolling interest	1,815	3,587	22,080

Net Loss - Pacific Asia Petroleum, Inc.
and Subsidiaries	$(2,922,351)	$(950,008)	$(11,890,415)

Net loss per common share - Pacific Asia
Petroleum Inc. common shareholders -
basic and diluted	$(0.07)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	40,378,963	39,951,954

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

			For the period
			from inception
	For the three months		(August 25, 2005)
	ended March 31,		through
	2009	2008	3/31/2009

Net loss	$(2,924,166)	$(953,595)	$(11,912,495)
Other comprehensive income (loss),
pre-tax and net of tax:
Currency translation adjustment	(911)	70,208	236,199

Comprehensive income (loss)	(2,925,077)	(883,387)	(11,676,296)
Less: Comprehensive (income) loss -
Noncontrolling interest share:
Net loss plus pre-tax and net of
tax currency translation adjustment	1,900	1,481	14,915

Comprehensive income (loss) -
Pacific Asia Petroleum, Inc. and
Subsidiaries	$(2,923,177)	$(881,906)	$(11,661,381)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Statement of Equity (Deficiency)
For the period from inception (August 25, 2005) to March 31, 2009
(Unaudited)
	Pacific Asia Petroleum, Inc. Stockholders
							Other
							Comprehensive	Deficit
	No. of			No. of			Income (Loss)-	Accumulated
	Common			Preferred			Foreign	During the		Total
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Currency	Development	Noncontrolling	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Translation	Stage	Interest	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	-	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	-	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	-	4,223,424
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	359,410	359,410
Amortization of options fair value	-	-	-	-	-	29,065	-	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,220)	(1,087,607)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	358,190	3,729,781
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	-	335,312
Shares retained by Pacific Asia Petroleum original										-
stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-	-
Issued for services, compensation cost of stock options										-
and restricted stock	-	-	-	-	-	195,442	-	-	-	195,442
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	40,020	40,020
Currency translation	-	-	-	-	-	-	108,833	-	3,961	112,794
Net loss	-	-	-	-	-	-	-	(2,383,684)	(7,077)	(2,390,761)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	395,094	17,292,693
Issued on exercise of warrants	79,671	80	-	-	-	(83)	-	-	-	(3)
Vesting of restricted stock	76,400	76	-	-	-	(76)	-	-	-	-
Cancellation of restricted stock	(10,400)	(10)				10			-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,355,590	-	-	-	1,355,590
Issued for services	15,000	15	-	-	-	137,985	-	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)	-	-	-	(8,179,104)
Currency translation	-	-	-	-	-	-	101,799	-	3,289	105,088
Net loss	-	-	-	-	-	-	-	(5,446,649)	(11,968)	(5,458,617)
Balance - December 31, 2008	40,061,785	40,062	-	-	-	21,741,965	229,860	(8,968,064)	386,415	13,430,238
Exchanged for stock of Sino Gas & Energy Holdings Limited	970,000	970	-	-	-	551,930	-	-	-	552,900
Vesting of restricted stock	9,000	9	-	-	-	(9)	-	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	354,645	-	-	-	354,645
Currency translation	-	-	-	-	-	-	(826)	-	(85)	(911)
Net loss	-	-	-	-	-	-	-	(2,922,351)	(1,815)	(2,924,166)
Balance - March 31, 2009	41,040,785	$41,041	$-	-	$-	$22,648,531	$229,034	$(11,890,415)	$384,515	$11,412,706

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008,
and for the period from inception (August 25, 2005) to March 31, 2009
(Unaudited)

			For the period
	Three months	Three months	from inception
	ended	ended	(August 25, 2005)
	March 31,	March 31,	through
	2009	2008	March 31, 2009
Cash flows from operating activities
Net loss - Pacific Asia Petroleum, Inc. and Subsidiaries	$(2,922,351)	$(950,008)	$(11,890,415)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	-	(27,215)	(188,987)
Currency transaction loss	1,029	28,534	85,520
Stock-related compensation	354,645	294,031	2,605,659
Noncontrolling interest in net loss	(1,815)	(3,587)	(22,081)
Depreciation expense	26,157	9,355	113,516
Impairment of assets adjustment	-	-	273,618
Changes in current assets and current
liabilities:
(Increase) decrease in accrued interest and other receivables	-	(34,487)	(8,500)
(Increase) decrease in advances	94	(10,229)	(289)
(Increase) decrease in deposits	6,202	(652)	(31,354)
(Increase) decrease in prepaid expenses	47,780	21,395	(42,877)
Increase (decrease) in accounts payable	901,864	16,171	912,159
Increase (decrease) in income tax and accrued liabilities	639,325	8,266	1,153,962
Net cash used in operating activities	(947,070)	(648,426)	(7,040,069)

Cash flows from investing activities
Net sales (purchases) of available for sale securities	(180,000)	10,900,000	(1,440,000)
Increase in deferred charges	-	-	(1,250,234)
Additions to property, plant and equipment	(50,071)	(14,485)	(668,375)
Net cash provided by (used in) investing activities	(230,071)	10,885,515	(3,358,609)

Cash flows from financing activities
Payment of notes payable	-	-	(5,000)
Increase in noncontrolling interest investment	-	-	399,430
Increase in long-term advances to noncontrolling interest subsidiary shareholder	-	-	(400,507)
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	-	-	19,671,092
Net cash provided by (used in) financing activities	-	-	19,693,015

Effect of exchange rate changes on cash	(1,847)	8,820	42,332

Net increase (decrease) in cash and cash equivalents	(1,178,988)	10,245,909	9,336,669
Cash and cash equivalents at beginning of period	10,515,657	2,208,969	-
Cash and cash equivalents at end of period	$9,336,669	$12,454,878	$9,336,669

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$28,241	$48,867

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$-	$-	$670,917
Common stock issued for stock of nonsubsidiaries	$552,900	$-	$552,900
Stock issuance costs paid as warrants issued	$-	$-	$929,477
Warrants exercised for common stock	$-	$(4)	$(3)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pacific Asia Petroleum, Inc. and subsidiaries (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s year 2008 Annual Report on Form 10-K.  The results for the three month period ended March 31, 2009 are not necessarily indicative of future results.

NOTE  2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in year 2008 Form 10-K for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date, the Company has incurred expenses and sustained losses and has not generated any revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company will require significant financing in excess of its March 31, 2009 available cash, cash equivalents, and short-term investments in order to achieve its business plan.  It is not certain that this financing will be successfully obtained.

NOTE  3.  BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company’s interim financial statements are prepared on a consolidated basis under U.S. Generally Accepted Accounting Principles as a development stage company.  Refer to Note 5 to the consolidated financial statements in year 2008 Form 10-K for a description of the Company’s significant accounting policies.  As required under the adoption of SFAS No. 160 effective January 1, 2009 (see Note 4), data presented for periods before 2009 has been revised retrospectively to reflect the revised presentation basis in the financial statements for the three months period ending and as of March 31, 2009. In addition, the Company is now reporting detail of current period comprehensive income on a separate financial statement.

Management uses estimates and assumptions in preparing these financial statements.   Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses.  Actual results could vary from those estimates.

NOTE 4.   ADOPTION OF NEW ACCOUNTING STANDARD

The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” effective January 1, 2009. This statement changes the accounting and reporting for noncontrolling interests (formerly known as minority interests) in subsidiaries and for the deconsolidation of a subsidiary.  The presentation of noncontrolling interests in the balance sheet and income statement has been revised to report noncontrolling interests as a separate component of total consolidated equity and total consolidated net income, rather than as reduction adjustments.  In addition, if a subsidiary is deconsolidated, the parent company will now recognize a gain or loss to net income based upon the fair value of the noncontrolling equity at that date.

SFAS No. 160 is applied prospectively except for the provisions involving financial statements line detail presentation.  All of the Company’s financial statements contain changes as a result of SFAS No. 160. Under SFAS No. 160, the amount formerly titled “Net Loss” in the income statement is now referred to as “Net Loss - Pacific Asia Petroleum, Inc. and Subsidiaries”, to designate the portion of total net loss attributable to the controlling shareholder interest of the parent company.

NOTE 5.  RELATED PARTY TRANSACTION

In March, 2009, the Company issued 970,000 shares of Company Common Stock, to Mr. Richard Grigg, the Company’s Senior Vice President and Managing Director,  in exchange for 3,825,000 Ordinary Fully Paid Shares of Sino Gas & Energy Holdings Limited (SG&E) owned by Mr. Grigg. This represented approximately 3.26% of the outstanding shares of SG&E as of March 9, 2009. The acquired shares were accounted for as a non-current investment carried at cost by the Company.  Mr. Grigg is a former executive of SG&E who joined the Company in October 2007.  The SG&E shares were acquired in order to eliminate possible conflicts of interest involving Mr. Grigg regarding possible future transactions that may occur between the Company and SG&E, as both companies’ business plans involve developing operations in China.

NOTE 6.  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of March 31, 2009 there were no new accounting standards not yet adopted that are expected to have a material effect on the Company in the foreseeable future.

NOTE 7. LITIGATION AND CONTINGENCIES

The Company at March 31, 2009 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

NOTE 8. INVESTMENTS IN NON-CURRENT ASSETS NOT MEASURED AT FAIR VALUE ON A RECURRING BASIS

The Company has an investment in a long-term note receivable and an investment in a nonsubsidiary entity that must be periodically reviewed for possible impairment. Any such future impairment measurements will involve the use of “Level 3” inputs, as that term is defined in SFAS No.157, “Fair Value Measurements.”  Level 3 inputs are not observable in an active market.

NOTE 9. SUBSEQUENT EVENT

On April 22, 2009, the Company entered into the Liviakis Amendment with Liviakis Financial Communications, Inc., (Liviakis) pursuant to which the Company was obligated to issue on such date an aggregate of 869,000 shares of Company Common Stock to Liviakis and an employee designee thereof  (Liviakis Shares) as full consideration for the two-year renewal of the Company’s engagement of Liviakis for certain investor relations services.  The issuance of the Liviakis Shares was approved by the Company’s Board of Directors on April 22, 2009, at a price of $0.85 per share, which was the fair market value per share of the Liviakis Shares as determined by the Board of Directors as of such date.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” included in the Company’s Annual Report on Form 10-K for 2008.  The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Our Business

The Company is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate.

Members of the Company’s senior management team have experience in the fields of international business development, finance, petroleum engineering, geology, field development and production, and operations. Several members of the Company’s management team have held management and executive positions with Texaco Inc. and with other international energy companies and have managed energy projects in China, elsewhere in Asia and in other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering and government relations in China’s energy sector.

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

Accordingly, the reportable results of operations for the Company through the date of the Mergers of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through March 31, 2009 are $11,890,415.  Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses.  From inception through March 31, 2009, we did not generate revenues from operations.

ZIJINSHAN BLOCK CBM OPERATIONS

On April 2, 2008, the Company received written confirmation that the Ministry of Commerce of The People’s Republic of China approved the entry by the Company’s subsidiary, PAPL, into that certain Production Sharing Contract entered into on October 26, 2007 with China United Coalbed Methane Corp. Ltd. for the exploitation of coalbed methane resources in the Zijinshan block, which is a 175,000 acre area located in the Shanxi Province of China (the “Zijinshan Block”).

The Company has completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and is currently being interpreted.  Once the seismic interpretation is complete and geological models are updated, potential well locations will be identified. In the meantime, an environmental impact assessment study is underway, and will be completed prior to locating and drilling the first well, which the Company anticipates will be drilled in the 2nd half of 2009.

BAODE ASSET TRANSFER AGREEMENTS

The Company is currently a party to two asset transfer agreements (the “Baode ATAs”) to acquire 100% of the foreign contractor participating interests in a production sharing contract (the “Baode PSC”) with respect to the coalbed methane (“CBM”) and tight gas sand resource block known as the “Baode Area” located within the Shanxi Province in China.

On September 7, 2007, Pacific Asia Petroleum, Ltd. (“PAPL”), a wholly-owned Hong Kong subsidiary of PAP, and PAP (together with PAPL, the “Company”), entered into an Asset Transfer Agreement – Baode Area (the “CTCEC Baode ATA”) with Chevron Texaco China Exploration Company (“CTCEC”), for the purchase by the Company of CTCEC’s 35.7142% participating interest (“CTCEC Interest”) held in the Baode PSC.  If consummated in accordance with the terms of the CTCEC Baode ATA, the Company would purchase CTCEC’s participating interests pursuant to, and the Company would become a party to, the Baode PSC with respect to the CTCEC Interest, and the Company would assume CTCEC’s rights and obligations under certain related operating agreements, effective upon satisfaction of certain closing conditions, waivers and approvals.

Effective April 24, 2008, the Company and CTCEC entered into an amendment to the CTCEC Baode ATA (“Amended CTCEC Baode ATA”), pursuant to which the parties agreed to, among other things (i) reduce the base purchase price with respect to the Company’s acquisition of the CTCEC Interest from $13 million to $2 million, (ii) remove the Company’s obligation to pay interest to CTCEC on the cash portion of the base purchase price for their CTCEC Interest, with final payment due upon delivery of these assets to the Company, and (iii) extend the deadlines for satisfaction of certain closing conditions, including receipt of necessary Chinese government approvals, from June 6, 2008 to November 6, 2008.

The CTCEC Baode ATA was one of four asset transfer agreements entered into by and between CTCEC and the Company in September 2007, as amended, with respect to the proposed purchase by the Company of participating interests held by CTCEC in four CBM and tight gas sand resource blocks located in the Shanxi Province of China (the “CTCEC ATAs”).  On December 5, 2008, the Company exercised its right to terminate three of the four of the CTCEC ATAs, electing to move forward with solely the CTCEC Baode ATA.

On March 29, 2008, the Company entered into an Asset Transfer Agreement – Baode Area (the “BHPB Baode ATA”) with BHP Billiton World Exploration Inc. (“BHPB”), for the purchase by the Company of BHPB’s 64.2858% participating interest (“BHPB Interest”) held in the Baode PSC.  If consummated in accordance with the terms of the BHPB Baode ATA, the Company would purchase BHPB’s participating interests pursuant to, and the Company would become a party to, the Baode PSC with respect to the BHPB Interest, and the Company would assume BHPB’s rights and obligations under certain related operating agreements, effective upon satisfaction of certain closing conditions, waivers and approvals.

Effective October 1, 2008, the Company and BHPB entered into an amendment to the BHPB Baode ATA (“Amended BHPB Baode ATA”), pursuant to which the parties agreed to extend the deadlines for satisfaction of certain closing conditions, including receipt of necessary Chinese government approvals, from September 30, 2008 to October 31, 2008.

Effective November 1, 2008, the Company and BHPB entered into a further amendment to the BHPB Baode ATA (“Second Amended BHPB Baode ATA”), pursuant to which the parties agreed to extend the deadlines for satisfaction of certain closing conditions, including receipt of necessary Chinese government approvals, from October 31, 2008 to November 30, 2008.

Although deadlines that had previously been extended in amendments to the Baode ATAs have now expired, expiry of these deadlines do not automatically terminate any of the Baode ATAs.  Rather, they provided the option for either party to the respective Baode ATAs to terminate.  To date, no party to either of the Baode ATAs and their subsequent amendments has terminated either of the Boade ATAs.  Accordingly, both Baode ATAs and their subsequent amendments remain in full force and effect.

As currently set forth in the Baode ATAs, as amended, upon closing of these agreements the Company will hold 100% of the participating interest under the Baode PSC, and the Company will assume BHPB’s operating obligations under the operating agreements related to the Baode PSC.

The closing of the asset transfers contemplated pursuant to the Baode ATAs, as amended, are contingent upon a number of conditions precedent, including the approval of certain related agreements by the PRC Ministry of Land and Natural Resources and the assignment of ChevronTexaco’s and BHP’S participating interests by the PRC Ministry of Commerce, which approvals and assignment are currently in the process of being requested.

WELL LEAD GROUP LIMITED

On September 30, 2008, the Company entered into an Agreement on Cooperation (“AOC”) with Well Lead Group Limited (“Well Lead”) relating to the possible acquisition of a participating interest in an onshore oil production operation  in the People’s Republic of China. The acquisition involved the proposed purchase by the Company from Well Lead of up to a 39% interest in Northeast Oil (China) Development Ltd., which owns a 95% interest in the production of the Fu710 and Meilisi723 blocks which form part of the currently producing Fulearji Oilfield which is under the jurisdiction of  Qiqihar City in Heilongjiang Province, the People’s Republic of China.

On February 27, 2009 the Company signed an Amended and Restated Agreement on Cooperation (“Amended AOC”) with the principals of Well Lead and certain other related parties to revise and expand the scope of the original AOC.  This Amended AOC, and subsequent negotiations, expand the scope of the proposed transaction to include the Company having a 40.8% participation in the revenues from the production from all blocks comprising the Fulearji Oilfield (not just Fu710 and Meilisi723), as well as the Company having a 51% ownership of certain pending patents and proprietary oilfield production enhancement technologies, along with a 51% interest in the certain Well Lead contracts entered into with CNPC and other Chinese state oil companies under which the technology is applied and/or sold.  The aggregate consideration payable by the Company to Well Lead and other parties to the Amended AOC is contemplated to be $1.5 million in cash and 4 million shares of the Company’s capital stock, payable and issuable, respectively, over time upon attainment of certain milestones, and the Company’s obligation to cover up to $5 million in capital expenditures pursuant to work programs currently in development and to be agreed upon by the parties.  The Company is currently negotiating definitive documentation related to the transaction, with the goal of concluding final documentation by June 30, 2009.

FUNDING

To date, although the Company has not yet generated any operating revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements, as well as possible acquisition and development activities. In order to fully implement its business strategy, including the consummation of the asset transfers contemplated pursuant to the Baode ATAs and anticipated subsequent conduct of operations as operator under the Baode PSC, the Company will need to raise significant additional capital.  In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to significantly revise its business plan.

You should read the information in this Item 2 together with our unaudited condensed financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending March 31, 2010 (the “Next Year”). During the Next Year, the Company plans to focus its efforts by continuing operations in its 100% owned and operated Zijinshan Block. These operations will include the interpretation of the 162 kilometers of seismic data that was shot on the Zijinshan Block and will also include the drilling of at least one well. The Company also plans to finalize the possible acquisition transaction with Well Lead and related parties and commence onshore oilfield production operations pursuant to that acquisition. The Company will also continue with its efforts to consummate the purchase of 100% of the foreign contractor participating interests in the Baode PSCs pursuant to the Baode ATAs.

The Company also plans to put into commercial use the new technology to be acquired pursuant to the proposed Well Lead acquisition and assess its applicability to the Company’s August 2006 Contract for Cooperation and Joint Development with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”), pursuant to which drilling operations commenced in October 2006 and were subsequently suspended in 2007 pending receipt of a production license from the Chinese government. The Company’s revised strategy with regards to Chifeng is to enhance all the relevant parties’ economic positions and use these benefits to acquire the necessary production licenses in order to carry out the plans under that agreement.

In addition to these opportunities, the Company plans to continue to seek to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and distribution. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

The Company has assembled a management team with experience in the fields of international business development, petroleum and geologic engineering, geology, petroleum field development and production, petroleum operations, government relations and finance. Members of the Company’s management team previously held positions in similar oil and gas development, and screening roles at Texaco Inc, and with other international energy companies and will seek to utilize their contacts in Asia to provide us with access to a variety of energy projects. Among the strategies that we plan to use are:

•	Focusing on projects that play to the expertise of our management team;
•	Leveraging our productive asset base and capabilities to develop value;
•	Actively managing our assets and ongoing operations while attempting to limit capital exposure;
•	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations; and
•	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns

Product Research and Development

The Company has not engaged in any product research or development and does not anticipate engaging in product research or development during the Next Year.

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its current operations for the Next Year provided, however, that if the conditions precedent to the closing of the Baode  ATAs are satisfied and the Company consummates the purchase of the participating interests thereunder, the Company will be required to raise significant additional capital to fund the unpaid base purchase price, as well as additional capital to fund ongoing operational expenses related to the participating interests.

The remaining discussion below considers the Company’s ability to fund its other operations and overhead expenses, exclusive of the funding necessary for the Baode ATAs and related Baode PSC, and the agreement Well Lead, except insofar as the deposits required for the Baode ATAs have reduced our liquidity.

As of March 31, 2009, the Company had net working capital of $8,629,649 and cash, cash equivalents and short-term investments of $10,776,669. The Company also has deposits of $650,000 with CTCEC in consideration of the CTCEC Baode ATA and $500,000 with BHPB in consideration of the agreement to purchase the BHPB Interest. For the three months ended March 31, 2009, the Company incurred a net loss of $2,922,351. As a result of our operating losses from our inception through March 31, 2009, we generated a cash flow deficit of $7,040,069 from operating activities. Cash flows used in investing activities were $3,358,609 during the period from inception through March 31, 2009.  We met our cash requirements during this period through net proceeds of $19,671,092 from the private placement of restricted equity securities.

Net cash used in operating activities for the first three months of 2009 was $947,070, compared to $648,426 for the first three months of 2008.  The increase in 2009 versus 2008 was due to increases in expenses.

Net cash used in investing activities was $230,071 for the first three months of 2009, as compared to net cash provided by investing activities of $10,885,515 for the first three months of 2008.  The net change was principally due to $180,000 in net purchases of available for sale short-term securities in three months, 2009 versus net sales of $10,900,000 of such securities in three months, 2008. There were no net cash effects from financing activities in the first three months of 2009 and the first three months of 2008.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, closing of the acquisition transaction with Well Lead, closing of the Baode ATAs and purchase of the related participating interests, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long term. Through March 31, 2009, virtually all of our financing has been raised through private placements of equity instruments.  The Company at March 31, 2009, had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on March 31, 2009, we can sustain operations at the present “burn rate” for more than one year. We will need additional equity or debt financing to expand our operations through 2009 and we may need additional financing thereafter.

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

To the extent the Company acquires additional CBM, tight gas sand and other energy-related rights consistent with its business plan, including the participating interests from CTCEC and BHPB, the Company will need to raise additional funds for such projects. The Baode acquisition opportunities pursuant to the Baode Asset Transfer Agreements that the Company is pursuing would require significant additional capital.

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

Revenues

We have generated no revenues from operations since IMPCO’s inception on August 25, 2005. We hope to begin generating revenues from operations later in 2009, as the Company transitions from a development stage company to that of an active growth stage company.

Expenses
	Three months ended March 31,
	2009	2008
Description
Salaries	$465,700	$231,064
Consulting fees	406,705	232,496
Stock-based compensation	354,645	294,032
Exploratory expenses	1,157,465	-
Legal fees	62,045	57,381
Travel	57,846	49,981
Auditing	87,391	58,200
All other operating expenses	347,228	162,826
Total Operating Expenses	$2,939,025	$1,085,980

For the three months ended March 31, 2009, total operating expenses before income taxes were $2,939,025.  For the three months ended March 31, 2008, the comparable amount was $1,085,980.  The increase in expenses reflects increased effort in identifying potential oil and gas opportunities, seeking related financing, and increased administrative costs, and the continuing of seismic work (Exploratory Expenses) which commenced in December 2008 in the Zijinshan Block.  The major components of the expense differences are as follows:

•
Salaries: For three months ended March 31, 2009, salaries totaled $465,700 versus $231,064  for three months ended March 31, 2008.  The increase of $234,636 is principally due to current period expense for additional personnel in the 2009 period and increased compensation.

•
Consulting fees:  For three months ended March 31, 2009, consulting fees payable in cash totaled $406,705 versus $232,496 for the three months ended March 31, 2008.  The increase in cash consulting fees of $174,209 was principally due to management contract fees in connection with a coalbed methane project under exploration for future development, partially offset by a decrease in Sarbanes-Oxley implementation-related consulting fees.

•
Stock-based compensation:  For three months ended March 31, 2009, expense was $354,645 for stock options and restricted stock compensation, versus $294,032 for three months ended March 31, 2008.  The increase of $60,613 was due to option and restricted stock awards existing during 2009 that were not present in the 2008 period.

•	Exploratory Expenses: The Company began seismic data acquisition in the Zijinshan Block and expects to complete interpretation and evaluation in the second quarter.

•
Legal fees:  For three months ended March 31, 2009, these fees totaled $62,045 versus $57,381 for three months ended March 31, 2008, an increase of $4,664.  The increase was due to increased legal work in 2009 related to possible mergers and acquisitions.

•
Travel:  For three months ended March 31, 2009, travel expense totaled $57,846 versus $49,981 for three months ended March 31, 2008.  The increase of $7,865 was due to increased travel activity in 2009 related to possible acquisitions.

•
Auditing: For three months ended March 31, 2009, auditing expense totaled $87,391 versus $58,200 for three months ended March 31, 2008, an increase of $29,191.  The increase was due to greater accruals in first quarter 2009 than 2008 in connection with the year-end audits.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2008 Annual Report on Form 10-K for a table summarizing the Company’s significant contractual obligations.  There have been no material changes outside the ordinary course of the Company’s business during the three months ended March 31, 2009, with respect to any of such contractual obligations.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 6 to the condensed consolidated financial statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the three months ended March 31, 2009, is not materially different from that provided in Item 7A of the Company’s 2008 Annual Report on Form 10-K.

At March 31, 2009, the Company’s exposure to a decrease in income on its short-term investments if interest rates decline was not materially different as compared to December 31, 2008.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Frank C. Ingriselli, our Chief Executive Officer and Mr. Stephen F. Groth, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, Mr. Ingriselli and Mr. Groth concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report, as well as the risk factors described below, which could materially affect our business, financial condition, or future results.  The risks described in our 2007 Annual Report and below are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Continued disruption in national and international investment and credit markets may adversely affect our business, financial condition and results of operation.

Recent disruptions in national and international markets have led to a significant slowdown in capital market activities, a scarcity of credit, tighter lending standards and higher interest rates and costs of investment. Current market conditions may continue or worsen.  We can make no assurances that we will be able to obtain additional equity or debt financing to fund our anticipated drilling, exploration and operation costs on terms that are acceptable to us or at all.  In the absence of capital obtained pursuant to the consummation of a strategic relationship or transaction with one or more interested companies, failure to obtain sufficient equity or debt financing would constrain our ability to operate and to meet our obligations under our current business plans, if executed, which would have a material adverse effect on our business, financial condition and results of operation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in our Form 8-K filed with the Securities and Exchange Commission on March 4, 2009, and herein in Note 5 – Related Party Transaction in the Notes to Condensed Consolidated Financial Statements, the Company issued 970,000 shares of Company Common Stock to Mr. Richard Grigg under a Subscription Agreement dated March 2, 2009, in exchange for 3,825,000 Ordinary Fully Paid Shares of Sino Gas & Energy Holdings Limited owned by Mr. Grigg, a non-U.S. person.

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

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description
10.1

Amended and Restated Employment Agreement, dated January 27, 2009, entered into by and between the Company and Richard Grigg (incorporated by reference to Exhibit 10.1 of our Form 8-K (No. 000-52770) filed on February 3, 2009).

10.2

Contract of Engagement, dated January 27, 2009, entered into by and between the Company and KKSH Holdings Ltd. (incorporated by reference to Exhibit 10.2 of our Form 8-K (No. 000-52770) filed on February 3, 2009).

10.3

Subscription Agreement, dated March 2, 2009, entered into by and between the Company and Richard Grigg. (incorporated by reference to Exhibit 10.1 of our Form 8-K (No. 000-52770) filed on March 4, 2009).

10.4	Employment Agreement, dated April 22, 2009, entered into by and between the Company and Jamie Tseng (incorporated by reference to Exhibit 10.1 of our Form 8-K (No. 000-52770) filed on April 28, 2009).
10.5

Amendment to Consulting Agreement, dated April 22, 2009, entered into by and between the Company and Liviakis Financial Services, Inc. (incorporated by reference to Exhibit 10.2 of our Form 8-K (No. 000-52770) filed on April 28, 2009).

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

Dated: May 11, 2009                                                                                                        Pacific Asia Petroleum, Inc.
/s/ Frank C. Ingriselli
Frank Ingriselli
President and Chief Executive Officer