Form 10-Q
period 2009-06-30
Pacific Asia Petroleum Inc
filed 2009-08-06
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	42,223,290

Pacific Asia Petroleum, Inc.
FORM 10-Q

		Page

CAUTIONARY STATEMENT		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Income (unaudited) for the six months and the three months ended June 30, 2009 and 2008 and for the period from inception (August 25, 2005) through June 30, 2009	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the six months and the three months ended June 30, 2009 and 2008 and for the period from inception (August 25, 2005) through June 30, 2009	4
	Condensed Consolidated Statement of Equity (Deficiency) (unaudited) for the period from inception (August 25, 2005) through June 30, 2009	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008 and for the period from inception (August 25, 2005) through June 30, 2009	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION	18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

- i -

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Pacific Asia Petroleum, Inc. and its subsidiaries (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Lack of operating history, operating revenue or earnings history.
•	Dependence on key personnel.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Our ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Our ability to raise capital to fund our operations.
•	Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	The competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks, economic conditions, and other risk factors detailed herein.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,559,869	$10,515,657
Short-term investments	720,000	1,260,000
Income tax refunds receivable	8,500	8,500
Prepaid expenses	567,266	90,657
Deposits	23,980	37,556
Advances	197	383
Total current assets	9,879,812	11,912,753

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
June 30, 2009 - $145,580; December 31, 2008 - $88,577)	580,169	569,303
Intangible assets	384	384
Long-term advance	385,902	386,415
Investment in a nonsubsidiary carrried at cost	552,900	-
Deferred charges	411,518	1,250,234

Total Assets	$11,810,685	$14,119,089

Liabilities and Equity
Current liabilities
Accounts payable	$88,859	$25,446
Income taxes payable	16,000	5,148
Accrued and other liabilities	1,032,324	658,257
Total current liabilities	1,137,183	688,851

Equity
Stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries:
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
42,103,290 as of June 30, 2009; 40,061,785 as of December 31, 2008	42,103	40,062
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of June 30, 2009 and December 31, 2008
Outstanding - none as of June 30, 2009 and December 31, 2008	-	-
Paid-in capital	24,072,697	21,741,965
Other comprehensive income - currency translation adjustment	225,502	229,860
Deficit accumulated during the development stage	(14,049,065)	(8,968,064)
Total stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries	10,291,237	13,043,823
Noncontrolling interest	382,265	386,415
Total equity	10,673,502	13,430,238

Total Liabilities and Equity	$11,810,685	$14,119,089

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Income
(Unaudited)

					For the period
					from inception
	For the six months		For the three months		(August 25, 2005)
	ended June 30,		ended June 30,		through
	2009	2008	2009	2008	6/30/2009
Operating Expenses
Depreciation	$56,939	$22,792	$30,781	$13,437	$144,297
All other operating expenses	5,031,560	2,328,686	2,118,693	1,252,061	14,948,626
Total operating expenses	5,088,499	2,351,478	2,149,474	1,265,498	15,092,923

Operating Loss	(5,088,499)	(2,351,478)	(2,149,474)	(1,265,498)	(15,092,923)

Other Income (Expense)
Interest Income	26,079	193,194	4,785	67,388	1,067,336
Other Income	216	-	216	-	27,848
Other Expense	(356)	(72)	(356)	(72)	(1,242)
Total Other Income	25,939	193,122	4,645	67,316	1,093,942

Net loss before income taxes and
noncontrolling interest	(5,062,560)	(2,158,356)	(2,144,829)	(1,198,182)	(13,998,981)
Income tax (expense) benefit	(22,506)	160	(16,071)	(6,419)	(74,414)

Net loss	(5,085,066)	(2,158,196)	(2,160,900)	(1,204,601)	(14,073,395)
Less: Net loss - noncontrolling interest	4,065	7,186	2,250	3,599	24,330

Net Loss - Pacific Asia Petroleum, Inc.
and Subsidiaries	$(5,081,001)	$(2,151,010)	$(2,158,650)	$(1,201,002)	$(14,049,065)

Net loss per common share - Pacific Asia
Petroleum, Inc. common stockholders -
basic and diluted	$(0.12)	$(0.05)	$(0.05)	$(0.03)

Weighted average number of common
shares outstanding, basic and diluted	41,094,777	39,979,469	41,802,725	40,006,983

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

					For the period
					from inception
	For the six months		For the three months		(August 25, 2005)
	ended June 30,		ended June 30,		through
	2009	2008	2009	2008	6/30/2009

Net loss	$(5,081,001)	$(2,151,010)	$(2,158,650)	$(1,201,002)	$(14,049,065)
Other comprehensive income (loss) -
pre-tax and net of tax:
Currency translation adjustment	(4,443)	105,875	(3,532)	35,667	232,667

Comprehensive income (loss)	(5,085,444)	(2,045,135)	(2,162,182)	(1,165,335)	(13,816,398)
Less: Comprehensive (income) loss -
Noncontrolling interest share:
Net loss plus pre-tax and net of
tax currency translation adjustment	4,150	4,010	2,250	2,529	17,166

Comprehensive income (loss) -
Pacific Asia Petroleum, Inc. and
Subsidiaries	$(5,081,294)	$(2,041,125)	$(2,159,932)	$(1,162,806)	$(13,799,232)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Statement of Equity (Deficiency)
For the period from inception (August 25, 2005) to June 30, 2009
(Unaudited)

	Stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries
							Other
							Comprehensive	Deficit
	No. of			No. of			Income (Loss)-	Accumulated
	Common			Preferred			Foreign	During the		Total
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Currency	Development	Noncontrolling	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Translation	Stage	Interest	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	-	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	-	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	-	4,223,424
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	359,410	359,410
Amortization of options fair value	-	-	-	-	-	29,065	-	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,220)	(1,087,607)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	358,190	3,729,781
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	-	335,312
Shares retained by Pacific Asia Petroleum original
stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-	-
Issued for services, compensation cost of stock options
and restricted stock	-	-	-	-	-	195,442	-	-	-	195,442
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	40,020	40,020
Currency translation	-	-	-	-	-	-	108,833	-	3,961	112,794
Net loss	-	-	-	-	-	-	-	(2,383,684)	(7,077)	(2,390,761)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	395,094	17,292,693
Issued on exercise of warrants	79,671	80	-	-	-	(83)	-	-	-	(3)
Vesting of restricted stock	76,400	76	-	-	-	(76)	-	-	-	-
Cancellation of restricted stock	(10,400)	(10)				10			-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,355,590	-	-	-	1,355,590
Issued for services	15,000	15	-	-	-	137,985	-	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)	-	-	-	(8,179,104)
Currency translation	-	-	-	-	-	-	101,799	-	3,289	105,088
Net loss	-	-	-	-	-	-	-	(5,446,649)	(11,968)	(5,458,617)
Balance - December 31, 2008	40,061,785	40,062	-	-	-	21,741,965	229,860	(8,968,064)	386,415	13,430,238
Issued on exercise of warrants	8,505	8	-	-	-	(8)	-	-	-	-
Exchanged for stock of Sino Gas & Energy Holdings Limited	970,000	970	-	-	-	551,930	-	-	-	552,900
Vesting of restricted stock	184,000	184	-	-	-	(184)	-	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,032,723	-	-	-	1,032,723
Issued for services	879,000	879	-	-	-	746,271	-	-	-	747,150
Currency translation	-	-	-	-	-	-	(4,358)	-	(85)	(4,443)
Net loss	-	-	-	-	-	-	-	(5,081,001)	(4,065)	(5,085,066)
Balance - June 30, 2009	42,103,290	$42,103	$-	-	$-	$24,072,697	$225,502	$(14,049,065)	$382,265	$10,673,502

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008,
and for the period from inception (August 25, 2005) to June 30, 2009
(Unaudited)

			For the period
	Six months	Six months	from inception
	ended	ended	(August 25, 2005)
	June 30,	June 30,	through
	2009	2008	June 30, 2009
Cash flows from operating activities
Net loss - Pacific Asia Petroleum, Inc. and Subsidiaries	$(5,081,001)	$(2,151,010)	$(14,049,065)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advance	-	(56,644)	(188,987)
Currency transaction loss	1,142	52,822	85,633
Stock-related compensation – employees and others	1,196,399	715,173	3,447,413
Noncontrolling interest in net loss	(4,065)	(7,186)	(24,331)
Depreciation expense	56,939	22,792	144,298
Impairment of assets adjustment	-	-	273,618
Changes in current assets and current
liabilities:
(Increase) decrease in accrued interest and other receivables	-	(28,241)	(8,500)
(Increase) decrease in advances	186	2,390	(197)
(Increase) decrease in deposits	13,576	(29,324)	(23,980)
(Increase) decrease in prepaid expenses	(117,133)	(20,294)	(207,790)
Increase (decrease) in accounts payable	63,413	47,947	73,708
Increase (decrease) in income tax and accrued liabilities	298,519	153,112	813,156
Net cash used in operating activities	(3,572,025)	(1,298,463)	(9,665,024)

Cash flows from investing activities
Net sales (purchases) of available for sale securities	540,000	10,900,000	(720,000)
Refunds/ ( deposits) on prospective property acquisitions	1,150,000	(500,000)	(50,000)
(Increase) decrease in deferred charges	(886)	-	(51,120)
Additions to property, plant and equipment	(67,305)	(219,009)	(685,609)
Net cash provided by (used in) investing activities	1,621,809	10,180,991	(1,506,729)

Cash flows from financing activities
Payment of notes payable	-	-	(5,000)
Increase in noncontrolling interest investment	-	-	399,430
Increase in long-term advance to noncontrolling interest subsidiary shareholder	-	-	(400,507)
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	-	-	19,671,092
Net cash provided by (used in) financing activities	-	-	19,693,015

Effect of exchange rate changes on cash	(5,572)	1,257	38,607

Net increase (decrease) in cash and cash equivalents	(1,955,788)	8,883,785	8,559,869
Cash and cash equivalents at beginning of period	10,515,657	2,208,969	-
Cash and cash equivalents at end of period	$8,559,869	$11,092,754	$8,559,869

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$11,880	$38,536	$60,747

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$747,150	$-	$1,418,067
Common stock issued for stock of nonsubsidiary	$552,900	$-	$552,900
Stock issuance costs paid as warrants issued	$-	$-	$929,477
Warrants exercised for common stock	$-	$(4)	$(3)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pacific Asia Petroleum, Inc. and subsidiaries (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s year 2008 Annual Report on Form 10-K.  The results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of future results.

NOTE  2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in year 2008 Form 10-K for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date, the Company has incurred expenses and sustained losses and has not generated any revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company will require significant financing in excess of its June 30, 2009 available cash, cash equivalents, and short-term investments in order to achieve its business plan.  It is not certain that this financing will be successfully obtained.

NOTE  3.  BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company’s interim financial statements are prepared on a consolidated basis under U.S. Generally Accepted Accounting Principles as a development stage company.  Refer to Note 5 to the consolidated financial statements in year 2008 Form 10-K for a description of the Company’s significant accounting policies.  As required under the adoption of SFAS No. 160 effective January 1, 2009 (see Note 4), data presented for periods before 2009 has been revised retrospectively to reflect the revised presentation basis in the financial statements for the three- and six-month periods ending and as of June 30, 2009. In addition, the Company is now reporting detail of comprehensive income on a separate financial statement.

In preparing the accompanying financial statements, we have evaluated information about subsequent events that became available to us through the date the financial statements were issued (August 6, 2009).  This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.

Management uses estimates and assumptions in preparing these financial statements.   Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses.  Actual results could vary from those estimates.

NOTE 4.   ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP 107-1 and APB 28-1 (“FSP 107 and APB 28-1”) “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of FSP 107-1 and APB 28-1, fair values for these assets and liabilities have only been disclosed once a year. FSP 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for the Company’s interim reporting periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

At June 30, 2009, the carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, deposits, an investment in a nonsubsidiary, long-term advance, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

As discussed in Note 8, the Company has an investment in a long-term note receivable and an investment in a nonsubsidiary that are not measured at fair value on a recurring basis, but are periodically reviewed for possible impairment. During 2008, we recorded an impairment loss on our long-term note receivable.

That impairment loss and any such future impairment measurements will involve the use of “Level 3” inputs, as that term is defined in SFAS No.157, “Fair Value Measurements.”  Level 3 inputs are not observable in an active market.

SFAS No. 160
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

SFAS No. 160 is applied prospectively except for the provisions involving financial statements line detail presentation.  All of the Company’s financial statements contain changes as a result of SFAS No. 160. Under SFAS No. 160, the amount formerly titled “Net Loss” in the income statement is now referred to as “Net Loss - Pacific Asia Petroleum, Inc. and Subsidiaries,” to designate the portion of total net loss attributable to the controlling shareholder interest of the parent company.

SFAS No. 165
The Company adopted SFAS No. 165,  “Subsequent Events” effective with the six months ended June 30, 2009.   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of the Company as a public entity, the applicable cutoff date is the date the financial statements are issued, whereas prior to SFAS No. 165 the cutoff date could be the date the financial statements were available for issuance.

The statement requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose only after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

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

NOTE 6.  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of June 30, 2009 the following new accounting standards had been issued but not yet adopted by the Company.  These standards are not expected to have a material effect on the Company’s financial statements in the foreseeable future.

SFAS No. 167: “Amendments to FASB Interpretation  No. 46(R)
This standard amends Interpretation No. 46(R) by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as:  the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.

SFAS No. 168:  “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting Principles
This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The standard establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in conformity with Generally Accepted Accounting Principles (GAAP).  The Codification specifies those principles and practices now to be defined as authoritative sources of GAAP.

NOTE 7. LITIGATION AND CONTINGENCIES

The Company at June 30, 2009 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

NOTE 8. INVESTMENTS IN NON-CURRENT ASSETS NOT MEASURED AT FAIR VALUE ON A RECURRING BASIS

The Company has a long-term advance and an investment in a nonsubsidiary carried at cost that it periodically reviews for possible impairment. At June 30, 2009, the carrying amounts of the long-term advance and the investment in a nonsubsidiary carried at cost were $385,902 and $552,900, respectively. The Company did not perform any fair value assessments of these investments during the first six months of 2009, since in the opinion of Company management no impairment indicators were present that would necessitate such evaluations to be performed.

Any such future impairment measurements will involve the use of “Level 3” inputs, as that term is defined in SFAS No.157, “Fair Value Measurements.”  Level 3 inputs are not observable in an active market.

NOTE 9. SUBSEQUENT EVENT

On July 7, 2009 the Company announced that its subsidiary, Inner Mongolia Sunrise Petroleum JV Company (“Sunrise”) had entered into a Letter of Intent with Handan Hua Ying Company Limited (“Handan”) for the acquisition of a 49% ownership interest in the Handan Chang Yuan Natural Gas Company, Ltd. (“HGC”) held by Handan.  HGC owns and operates gas distribution assets in and around Handan City in the Hegei Province of the People’s Republic of China.  The intent is to enter into a final purchase and sale agreement before the end of the year.   The Company will also enter into negotiations with HGC with the intent of creating a joint venture to operate and manage the HGC business.  The Letter of Intent supplements the original Letter of Intent entered into by the Company in November 2008 covering the same gas distribution assets.

On July 16, 2009, the Company’s Hong Kong subsidiary, Pacific Asia Petroleum Energy Limited (“PAPE”), made an aggregate cash payment, on behalf of the CJVC, of $300,000 to Mr. Li Xiangdong and Mr. Ho Chi Kong upon the entry by Mr. Li and PAPE into an agreement with respect to the assignment of certain enhanced oil recovery technology rights to the CJVC and the receipt by PAPE of certain related documentation from Messrs. Li and Ho, all as required pursuant to that certain Letter of Understanding entered into by and among the Company, PAPE, and Messrs. Li and Ho on May 13, 2009, as amended (the “LOU”), and the Agreement for Cooperation entered into by and between PAPE and Mr. Li, dated June 7, 2009 (the “2nd AOC”), in connection with the Company’s enhanced oil recovery and production (“EORP”) project.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” ” Company,” and “our Company” refer to Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Ltd. (“PAPL”), Pacific Asia Petroleum Energy Limited (“PAPE”), Inner Mongolia Production Co (HK) Limited, and Inner Mongolia Sunrise Petroleum JV Company (collectively, the “Company”). References to “PAP” refer to Pacific Asia Petroleum, Inc. prior to the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries thereof, effective May 7, 2007.  Historical financial results presented herein are the results of IMPCO from inception on August 25, 2005 to May 6, 2007 and the consolidated entity Pacific Asia Petroleum, Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as Pacific Asia Petroleum, Inc.

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

Accordingly, the reportable results of operations for the Company through the date of the Mergers of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through June 30, 2009 are $14,049,065.  Our losses have resulted primarily from exploration activities on our Zijinshan Block, as well as general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses.  From inception through June 30, 2009, we did not generate revenues from operations.

ZIJINSHAN BLOCK CBM OPERATIONS

On April 2, 2008, the Company received written confirmation that the Ministry of Commerce of The People’s Republic of China approved the entry by the Company’s subsidiary, PAPL, into that certain Production Sharing Contract entered into on October 26, 2007 with China United Coalbed Methane Corp. Ltd. for the exploitation of coalbed methane (“CBM”) resources in the Zijinshan block, which is a 175,000 acre area located in the Shanxi Province of China (the “Zijinshan Block”).

The Company has completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and interpreted.  Based on the seismic interpretation, four potential well locations have been identified. A regional environmental impact assessment study (“EIA”) has also been completed. Prior to the commencement of drilling the first well, which the Company anticipates will be drilled in the 2nd half of 2009, a site-specific EIA will be completed for the final location selected.

OTHER CBM ACTIVITIES

In September 2007, the Company entered into an Asset Transfer Agreement , as amended (the “Chevron ATA”), with ChevronTexaco China Energy Company (“ChevronTexaco”) for the purchase by the Company of a participating interest held by ChevronTexaco in a production sharing contract (the “Baode PSC”) in respect of a CBM resource block located in the Shanxi Province in China (the “Baode Block”).  In March 2008, the Company also entered into an Asset Transfer Agreement, as amended (the “BHP ATA”) with BHP Billiton World Exploration Inc. (“BHP”) for the purchase by the Company of BHP’s participating interest held in the Baode PSC.  On May 11, 2009, the Company was informed by ChevronTexaco that it was exercising its right to terminate the Chevron ATA, and by BHP that it was exercising its right to terminate the BHP ATA.  As a result of these terminations, ChevronTexaco returned to the Company a prepaid deposit of $650,000 and BHP returned to the Company a prepaid deposit of $500,000.

The Company is currently in advanced discussions with several other third parties regarding the possible contribution of their CBM assets (and cash) to the Company.

ENHANCED OIL RECOVERY AND PRODUCTION (EORP)

On September 30, 2008, the Company entered into an Agreement on Cooperation (“AOC”) with Well Lead Group Limited (“Well Lead”) relating to the possible acquisition of a participating interest in an onshore oil production operation  in the People’s Republic of China. The acquisition contemplated the proposed purchase by the Company from Well Lead of up to a 39% interest in Northeast Oil (China) Development Ltd., which owns a 95% interest in the production of the Fu710 and Meilisi723 blocks which form part of the currently producing Fulearji Oilfield which is under the jurisdiction of Qiqihar City in Heilongjiang Province, the People’s Republic of China.

On February 27, 2009, the Company signed an Amended and Restated Agreement on Cooperation (“Amended AOC”) with the principals of Well Lead and certain other parties related to Well Lead, to revise and expand the scope of the original AOC.  This Amended AOC, and subsequent negotiations, expanded the scope of the proposed transaction to include the Company potentially having a 40.8% participation in the revenues from the production from all blocks comprising the Fulearji Oilfield (not just Fu710 and Meilisi723), as well as the Company having a 51% ownership of certain pending patents and proprietary oilfield production enhancement technologies, along with a 51% interest in the certain Well Lead contracts entered into with CNPC and other Chinese state oil companies under which the technology is applied and/or sold.  The aggregate consideration payable by the Company to Well Lead and other parties to the Amended AOC was contemplated to be $1.5 million in cash and 4.0 million shares of the Company’s capital stock, payable and issuable, respectively, over time upon attainment of certain milestones, and the Company’s obligation to cover up to $5 million in capital expenditures pursuant to work programs currently in development and to be agreed upon by the parties.

On May 13, 2009, PAP and its wholly-owned Hong Kong subsidiary, PAPE, entered into a Letter of Understanding (“LOU”) with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), superseding in full that certain Amended AOC, which Amended AOC was terminated by the parties effective May 13, 2009 following the parties’ determination that the transactions proposed under the Amended AOC should be restructured to remove Well Lead Group Limited (“Well Lead”) as a party thereto. Well Lead agreed to terminate the AOC, and further agreed and acknowledged that the Company, PAPE, LXD and HCK could proceed with a similar transaction as contemplated under the AOC without any further involvement of, or obligation to, Well Lead.

The LOU covers substantially the same transaction as contemplated under the AOC, but is expanded to potentially include two additional oilfield projects in the Fulaerjiqu Oilfield in Qiqihar City, the Heilongjiang Province in the People’s Republic of China (the “Fulaerjiqu Oilfield”). Pursuant to the LOU, the parties agreed to form a Chinese joint venture company (the “CJVC”), to be 75.5% owned by PAPE and 24.5% owned by LXD, into which  LXD will assign certain patent rights related to chemical enhanced oil recovery (the “LXD Patents”). Upon formation of the CJVC, PAPE will issue shares to HCK to provide him with 30% ownership of PAPE, with the Company retaining 70% ownership of PAPE. HCK will also receive 400,000 shares of Common Stock of the Company and options to buy 400,000 additional   shares of Common Stock of the Company in place of the 4.0 million shares he was previously to receive under the Amended AOC.  HCK will thus retain equity interest in the projects to which he is contributing his efforts but have a smaller equity position in the Company than as contemplated under the Amended AOC.

Thereafter, HCK shall work to assign to the CJVC two contracts relating to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each deliver to the CJVC a significant percentage of the oil produced and/or fixed fees per ton for the incremental production using the technology covered by the LXD Patents. According to the Qiqihar City branch of the Chinese Ministry of Land and Resources, the Fulaerjiqu Oilfield contains 115,000,000 barrels of Original Oil In Place (“OOIP”), of which only 510,000 barrels of cumulative oil have been produced to date. In addition, LXD shall be engaged as a consultant by CJVC to provide research and development services, training, and assistance in promoting certain other opportunities developed by him that target the application of the technology embodied in the LXD Patents, including assistance with entering into a contract with respect to the Liaohe Oilfield (the “Liaohe Contract”), and helping to develop projects in both the Shandong Province and the Xinjiang autonomous region of the People’s Republic of China for the provision and application of technology and chemicals developed by LXD.

The Company has agreed to loan up to $5 million to PAPE, which may then invest up to RMB 22,650,000 as registered capital of the CJVC (approximately $3.3 million) when and to the extent required under applicable law, to be used by the CJCV to carry out work projects, fund operations, and to make aggregate payments of up to $1.5 million in cash to LXD and HCK. The payments of up to $1.5 million to LXD and HCK shall be subject to the achievement of certain milestones, including the formation of the CJVC, the transfer of the LXD Patents to the CJVC, and the signing of the contracts with respect to the Fularjiqu Oilfield and the Liaohe Contract by the CJVC, as well as certain production-based milestones resulting from the implementation of these contracts.

The loan from the Company to PAPE will be repaid from funds distributed to PAPE by way of dividends or other appropriate payments from the CJVC.

As noted previously, the Company has agreed to issue to HCK up to an aggregate of 400,000 shares of Common Stock of the Company, and an option exercisable for up to an aggregate of 400,000 shares of the Common Stock of the Company, subject to the achievement of certain milestones, including the transfer of the LXD Patents to the CJVC, and the signing of certain contracts by the CJVC with respect to the Fulaerjiqu Oilfield.

In accordance with the terms of the LOU and the 2nd AOC, on June 7, 2009, PAPE, LXD and the Company’s Chinese joint venture company, Inner Mongolia Sunrise Petroleum JV Company (“Sunrise”), entered into an

Assignment Agreement of Application Right for Patent, Consulting Engagement Agreement, and an Interest Assignment Agreement.

Pursuant to the Assignment Agreement of Application Right for Patent, through its interest in the CJVC, PAPE has acquired rights to certain enhanced oil recovery technology in the form of six pending patents and related rights covering chemical enhanced oil recovery, subject to issuance of such pending patent rights by the State Intellectual Property Office of the People's Republic of China.

With these EORP-related agreements signed and in place, the Company – initially through Sunrise and then through the CJVC following its incorporation – expects to commence operations in various oil fields located in the Heilongjiang, Liaoning, Shandong, Henan and Xinjiang Provinces in China within the next calendar quarter and commence production and generation of revenues as early as the 4th quarter of 2009.

FUNDING

To date, although the Company has not yet generated any operating revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements, as well as possible acquisition and development activities. In order to fully implement its business strategy, the Company will need to raise additional capital.  In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to significantly revise its business plan.

You should read the information in this Item 2 together with our unaudited condensed financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending June 30, 2010 (the “Next Year”). During the Next Year, the Company plans to focus its efforts by continuing operations in its 100% owned and operated Zijinshan Block. These operations will include the drilling of one firm and one contingent well on the Zijinshan Block. The Company also plans to put into commercial use the new EORP technology in oilfields located in the Heilongjiang, Liaoning, Shandong, Henan and Xinjiang Provinces in China through the operations of the CJVC entity.  The Company will also assess the applicability of the new EORP  technology to the Company’s August 2006 Contract for Cooperation and Joint Development with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”), pursuant to which drilling operations commenced in October 2006 and were subsequently suspended in 2007 pending receipt of a production license from the Chinese government. The Company’s revised strategy with regards to Chifeng is to seek to enhance all the relevant parties’ economic positions and use these benefits to acquire the necessary production licenses in order to carry out the plans under that agreement.

In addition to these opportunities, the Company is continuing to seek to identify other opportunities in the energy sectors in China and the Pacific Rim, particularly with respect to oil and gas exploration, development, production, refining and distribution. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

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

Product Research and Development

The Company has to date not engaged in any product research or development, however, it does anticipate that the CJVC will engage in further research and development related to its new EORP technology during the Next Year.

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its current operations for the Next Year.  The discussion below considers the Company’s ability to fund its operations and overhead expenses.

As of June 30, 2009, the Company had net working capital of $8,742,629 and cash, cash equivalents and short-term investments of $9,279,869. For the six months ended June 30, 2009, the Company incurred a net loss of $5,081,001. As a result of our operating losses from our inception through June 30, 2009, we generated a cash flow deficit of $9,665,024 from operating activities. Cash flows used in investing activities were $1,506,729 during the period from inception through June 30, 2009.  We met our cash requirements during this period through net proceeds of $19,671,092 from the private placement of restricted equity securities.

Net cash used in operating activities for the first six months of 2009 was $3,572,025, compared to $1,298,463 for the first six months of 2008.  The increase in 2009 versus 2008 was due to increases in expenses, principally for exploratory expenses incurred on the Zijinshan Block.

Net cash provided by investing activities was $1,621,809 for the first six months of 2009, as compared to of $10,180,991 for the first six months of 2008.  The net change was principally due to $540,000 in net sales of available for sale short-term securities in the first six months of 2009 versus net sales of $10,900,000 of such securities in the first six months of 2008.  Partly offsetting the decrease in cash flows from sales of short-term securities were combined refunds of $1,150,000 from Chevron and BHP in 2009 for amounts the Company had previously deposited with them in connection with the proposed Baode PSC transaction.  There were no net cash effects from financing activities in the first six months of 2009 and the first six months of 2008.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, progress of our EORP efforts, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through June 30, 2009 virtually all of our financing has been raised through private placements of equity instruments.  The Company at June 30, 2009 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on June 30, 2009, we can sustain operations at the present “burn rate” for approximately one year. We will need additional equity or debt financing to expand our operations through 2010 and we may need additional financing thereafter.

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

To the extent the Company acquires additional CBM and other energy related investments and rights, consistent with its business plan, the Company will need to raise additional funds for such projects.

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

Expenses
	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Description
Salaries	$864,401	$620,620	$398,701	$389,556
Consulting and PSC management fees	611,579	295,517	414,753	70,724
Stock-based compensation	1,032,722	600,672	678,077	306,641
Exploratory expenses	1,386,285	-	52,380	-
Legal fees	218,655	187,135	156,610	129,754
Travel	122,407	124,348	64,561	74,368
Auditing	111,550	116,483	24,158	58,284
All other operating expenses	740,900	406,703	360,234	236,171
Total Operating Expenses	$5,088,499	$2,351,478	$2,149,474	$1,265,498

Six months ended June 30, 2009 versus six months ended June 30, 2008

For the six months ended June 30, 2009, total operating expenses before income taxes were $5,088,499.  For the six months ended June 30, 2008, the comparable amount was $2,351,478.  The increase in expenses reflects increased effort in identifying potential oil and gas opportunities, seeking related financing, increased administrative costs, and the continuing of seismic work (Exploratory Expenses) which commenced in December 2008 on the Zijinshan Block.  The major components of the expense differences are as follows:

•
Salaries: For the six months ended June 30, 2009, salaries totaled $864,401 versus $620,620 for the six months ended June 30, 2008, an increase of $243,781.  The increase is principally due to additional personnel and increased compensation.

•
Consulting and PSC management fees:  For the six months ended June 30, 2009, consulting fees totaled $611,579 versus $295,517 for the six months ended June 30, 2008, an increase of $316,062.  Consulting fees payable in cash totaled $447,902 versus $181,017 for the six months ended June 30, 2008.  The increase in cash consulting fees of $266,885 was principally due to additional consulting fees in connection with the Company’s activities in China, including management contract fees for a CBM project under exploration for future development.  Consulting fees expense for amounts paid as equity were $163,677 for the six months ended June 30, 2009, versus $114,500 for the six months ended June 30, 2008.

•
Stock-based compensation:  For the six months ended June 30, 2009, expense was $1,032,722 for stock options and restricted stock compensation, versus $600,672 for the six months ended June 30, 2008.  The increase of $432,050 was due to option and restricted stock awards existing during 2009 that were not present in the 2008 period.

•
Exploratory Expenses: During the six months ended June 30, 2009, the Company continued seismic data acquisition, interpretation and evaluation work on the Zijinshan Block and expects to undertake further exploration activities on the Zijinshan Block during 2009.

•
Legal fees:  For the six months ended June 30, 2009, these fees totaled $218,655 versus $187,135 for the six months ended June 30, 2008, an increase of $31,520.  The increase was due to greater legal work in 2009 related to possible mergers and acquisitions.

•
Travel:  For the six months ended June 30, 2009, travel expense totaled $122,407 versus $124,348 for the six months ended June 30, 2008, a decrease of $1,941.  There was a high level of activity in both periods relative to possible acquisitions.

•	Auditing: For the six months ended June 30, 2009, auditing expense totaled $111,550 versus $116,483 for the six months ended June 30, 2008, a decrease of $4,933.

Three months ended June 30, 2009 versus three months ended June 30, 2008

For the three months ended June 30, 2009, total operating expenses before income taxes were $2,149,474.  For the three months ended June 30, 2008, the comparable amount was $1,265,498.  The increase in expenses reflects increased effort in identifying potential oil and gas opportunities, seeking related financing, increased administrative costs, and the continuation of seismic work (Exploratory Expenses), which commenced in December 2008 on the Zijinshan Block.  The major components of the expense differences are as follows:

•
Salaries: For the three months ended June 30, 2009, salaries totaled $398,701 versus $389,556 for the three months ended June 30, 2008, an increase of $9,145. The increase was due to an increase of $75,118 from increased personnel costs, offset by a decrease from a nonrecurring adjustment of $65,973 charged in the 2008 period due to a reclassification to salaries from prior 2008 consulting expense.

•
Consulting and PSC management fees:  For the three months ended June 30, 2009, consulting fees totaled $414,753 versus $70,724 for the three months ended June 30, 2008, an increase of $344,029. Consulting fees payable in cash totaled $251,076 for the three months ended June 30, 2009 versus negative for the three months ended June 30, 2008.  The increase in cash consulting fees was principally due to additional consulting fees in connection with the Company’s activities in China, including management contract fees for a CBM project under exploration for future development, and a nonrecurring reclassification in the 2008 period for prior 2008 consulting expense to salaries expense. Consulting fees expense for amounts paid as equity was $163,677 for the three months ended June 30, 2009 versus $114,500 for the three months ended June 30, 2008.

•
Stock-based compensation:  For the three months ended June 30, 2009, expense was $678,077 for stock options and restricted stock compensation, versus $306,641 for the three months ended June 30, 2008, an increase of $371,436.  The increase was due to option and restricted stock awards existing during 2009 that were not present in the 2008 period.

•
Exploratory Expenses: During the three months ended June 30, 2009, the Company continued seismic data acquisition, interpretation and evaluation work on the Zijinshan Block and expects to undertake further exploration activities on the Zijinshan Block during 2009.

•
Legal fees:  For the three months ended June 30, 2009, these fees totaled $156,610 versus $129,755 for the three months ended June 30, 2008, an increase of $26,855.  The increase was due to increased legal work in 2009 related to possible mergers and acquisitions.

•
Travel:  For the three months ended June 30, 2009, travel expense totaled $64,561 versus $74,368 for the three months ended June 30, 2008, a decrease of $9,807. There was a high level of activity in both periods relative to possible acquisitions.

•
Auditing: For the three months ended June 30, 2009, auditing expense totaled $24,158 versus $58,284 for the three months ended June 30, 2008, a decrease of $34,126.  The decrease was due to greater accruals in first quarter 2009 than 2008 in connection with the year-end audits, while year- to-date for 2009 and 2008 were approximately the same.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2008 Annual Report on Form 10-K for a table summarizing the Company’s significant contractual obligations as of December 31, 2008.   On June 12, 2009, the Company entered into a two year lease agreement for office space in Beijing, beginning on September 1, 2009.  Aggregate rental and management payments due under this agreement will equal approximately $129,268 during the first year and $157,712 during the second year.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 6 to the condensed consolidated financial statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the six months ended June 30, 2009, is not materially different from that provided in Item 7A of the Company’s 2008 Annual Report on Form 10-K.

At June 30, 2009, the Company’s exposure to a decrease in income on its short-term investments if interest rates decline was not materially different as compared to December 31, 2008.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Frank C. Ingriselli, our Chief Executive Officer and Mr. Stephen F. Groth, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, Mr. Ingriselli and Mr. Groth concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report, as well as the risk factors described below, which could materially affect our business, financial condition, or future results.  The risks described in our 2008 Annual Report and below are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2009, the Company issued an aggregate of 8,505 shares of Common Stock to five individuals upon the cashless "net" exercise by such individuals of placement agent warrants held by them exercisable for an aggregate of 22,500 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 22,500 to 8,505 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of $2.01 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the National Association of Securities Dealers, Inc. OTC Bulletin Board on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. (the “Original Holder”) in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

No underwriters were involved in the transaction described above.  All of the securities issued in the foregoing transaction were issued by the Company to the Original Holder in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transaction involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  The Company did not engage in any form of general solicitation or general advertising in connection with the transaction. The Original Holder represented that it was an “accredited investors” as defined in Regulation D at the time of issuance of the original warrant and that it was acquiring such securities for its own account and not for distribution.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Stock Repurchases

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description
10.1	Tenancy Agreement, dated June 12, 2009, entered into by and between the Company and Bluewater Property Management Co., Ltd.*
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*English translation of executed Chinese original document included.  Document provides that in the event of any conflicts or inconsistencies between the Chinese and English versions of the document, the Chinese version shall prevail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2009                                                                                                     Pacific Asia Petroleum, Inc.
/s/ Frank C. Ingriselli
Frank Ingriselli
President and Chief Executive Officer