Form 10-Q
period 2009-09-30
Pacific Asia Petroleum Inc
filed 2009-11-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	42,486,696

- i -

- table of contents -

Pacific Asia Petroleum, Inc.
FORM 10-Q
Table of Contents

		Page

CAUTIONARY STATEMENT		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Income (unaudited) for the nine months and the three months ended September 30, 2009 and 2008 and for the period from inception (August 25, 2005) through September 30, 2009	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the nine months and the three months ended September 30, 2009 and 2008 and for the period from inception (August 25, 2005) through September 30, 2009	4
	Condensed Consolidated Statement of Equity (Deficiency) (unaudited) for the period from inception (August 25, 2005) through September 30, 2009	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008 and for the period from inception (August 25, 2005) through September 30, 2009	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

- ii -

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

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.”  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Lack of operating history, operating revenue or earnings history.
•	Dependence on key personnel.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Timing of exploration and development expenses and potential delays in the development or start-up of planned projects.
•	The potential failure to achieve expected net production from existing and future crude-oil and natural-gas development projects.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Our ability to enter into definitive agreements to formalize foreign energy ventures, acquisitions of assets, and secure necessary exploitation rights.
•	Our ability to raise capital to fund our operations and acquisitions of assets.
•	Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	The competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks, economic conditions, and other risk factors detailed herein.

- table of contents -

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,770,063	$10,515,657
Short-term investments	1,728,217	1,260,000
Accounts receivable	55,428	-
Income tax refunds receivable	8,500	8,500
Prepaid expenses	618,056	90,657
Inventories	22,292	-
Deposits	112,675	37,556
Advances	4,139	383
Total current assets	8,319,370	11,912,753

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
September 30, 2009 - $180,786; December 31, 2008 - $88,577	664,589	569,303
Intangible assets	384	384
Investment in long-term certificate of deposit	25,000	-
Long-term advances	385,497	386,415
Investment in nonsubsidiary - at fair value	634,380	-
Deferred charges	326,743	1,250,234

Total Assets	$10,355,963	$14,119,089

Liabilities and Equity
Current liabilities
Accounts payable	$338,668	$25,446
Income taxes payable	4,800	5,148
Accrued and other liabilities	1,040,578	658,257
Total current liabilities	1,384,046	688,851

Equity
Stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries:
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
42,322,743 as of September 30, 2009; 40,061,785 as of December 31, 2008	42,323	40,062
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of September 30, 2009 and December 31, 2008
Outstanding - none as of September 30, 2009 and December 31, 2008	-	-
Paid-in capital	24,991,330	21,741,965
Deficit accumulated during the development stage	(16,693,227)	(8,968,064)
Other comprehensive income	306,528	229,860
Total stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries	8,646,954	13,043,823
Noncontrolling interests	324,963	386,415
Total equity	8,971,917	13,430,238

Total Liabilities and Equity	$10,355,963	$14,119,089

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

- table of contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Income
(Unaudited)

					For the period
					from inception
	For the nine months		For the three months		(August 25, 2005)
	ended September 30,		ended September 30,		through
	2009	2008	2009	2008	9/30/2009
Revenues
Chemical sales	$55,409	$-	$55,409	$-	$55,409

Cost of Sales
Cost of sales	53,207	-	53,207	-	53,207
Gross profit	2,202	-	2,202	-	2,202

Operating Expenses
Depreciation	92,068	40,115	35,129	17,323	179,426
All other operating expenses	7,695,364	3,562,286	2,663,804	1,233,600	17,612,430
Total operating expenses	7,787,432	3,602,401	2,698,933	1,250,923	17,791,856

Operating Loss	(7,785,230)	(3,602,401)	(2,696,731)	(1,250,923)	(17,789,654)

Other Income (Expense)
Interest Income	30,185	275,231	4,106	82,037	1,071,442
Other Income	216	14,695	-	14,695	27,848
Other Expense	(945)	(37)	(589)	35	(1,831)
Total Other Income	29,456	289,889	3,517	96,767	1,097,459

Net loss before income taxes and
noncontrolling interests	(7,755,774)	(3,312,512)	(2,693,214)	(1,154,156)	(16,692,195)
Income tax expense	(30,725)	(6,647)	(8,219)	(6,807)	(82,633)

Net loss	(7,786,499)	(3,319,159)	(2,701,433)	(1,160,963)	(16,774,828)
Less: Net loss - noncontrolling interests	61,336	10,169	57,271	2,983	81,601

Net Loss - Pacific Asia Petroleum, Inc.
and Subsidiaries	$(7,725,163)	$(3,308,990)	$(2,644,162)	$(1,157,980)	$(16,693,227)

Net loss per common share - Pacific Asia
Petroleum Inc. common shareholders -
basic and diluted	$(0.19)	$(0.08)	$(0.06)	$(0.03)

Weighted average number of common
shares outstanding, basic and diluted	41,473,825	39,984,024	42,219,561	39,993,133

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

- table of contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

					For the period
					from inception
	For the nine months		For the three months		(August 25, 2005)
	ended September 30,		ended September 30,		through
	2009	2008	2009	2008	9/30/2009

Net loss	$(7,786,499)	$(3,319,159)	$(2,701,433)	$(1,160,963)	$(16,774,828)
Other comprehensive income (loss) -
pre-tax and net of tax:
Currency translation adjustment	(4,928)	125,630	(485)	19,755	232,136
Unrealized gain on
investments in securities	81,480	-	81,480	-	81,480
Total other comprehensive income (loss)	76,552	125,630	80,995	19,755	313,616

Comprehensive income (loss)	(7,709,947)	(3,193,529)	(2,620,438)	(1,141,208)	(16,461,212)
Less: Comprehensive (income) loss -
Noncontrolling interests' share:
Net loss plus pre-tax and net of
tax other comprehensive income/loss	61,452	6,521	57,302	2,511	74,467

Comprehensive income (loss) -
Pacific Asia Petroleum, Inc. and
Subsidiaries	$(7,648,495)	$(3,187,008)	$(2,563,136)	$(1,138,697)	$(16,386,745)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

- table of contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Statement of Equity (Deficiency)
For the period from inception (August 25, 2005) to September 30, 2009
(Unaudited)
	Pacific Asia Petroleum, Inc. Stockholders
								Deficit
	No. of			No. of				Accumulated
	Common			Preferred			Other	During the		Total
	Shares	Common	Subscriptions	Shares	Preferred	Paid-in	Comprehensive	Development	Noncontrolling	Equity
	$.001 par value	Stock	Receivable	$.001 par value	Stock	Capital	Income (Loss)	Stage	Interests	(Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-	-
Net loss	-	-	-	-	-	-	-	(51,344)	-	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	-	(51,344)	-	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	-	4,223,424
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	359,410	359,410
Amortization of options fair value	-	-	-	-	-	29,065	-	-	-	29,065
Currency translation	-	-	-	-	-	-	19,228	-	-	19,228
Net loss	-	-	-	-	-	-	-	(1,086,387)	(1,220)	(1,087,607)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	19,228	(1,137,731)	358,190	3,729,781
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	-	335,312
Shares retained by Pacific Asia Petroleum
original stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-	-
Issued for services, compensation cost of
stock options and restricted stock	-	-	-	-	-	195,442	-	-	-	195,442
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	40,020	40,020
Currency translation	-	-	-	-	-	-	108,833	-	3,961	112,794
Net loss	-	-	-	-	-	-	-	(2,383,684)	(7,077)	(2,390,761)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	128,061	(3,521,415)	395,094	17,292,693
Issued on exercise of warrants	79,671	80	-	-	-	(83)	-	-	-	(3)
Vesting of restricted stock	76,400	76	-	-	-	(76)	-	-	-	-
Cancellation of restricted stock	(10,400)	(10)				10			-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,355,590	-	-	-	1,355,590
Issued for services	15,000	15	-	-	-	137,985	-	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)	-	-	-	(8,179,104)
Currency translation	-	-	-	-	-	-	101,799	-	3,289	105,088
Net loss	-	-	-	-	-	-	-	(5,446,649)	(11,968)	(5,458,617)
Balance - December 31, 2008	40,061,785	40,062	-	-	-	21,741,965	229,860	(8,968,064)	386,415	13,430,238
Issued on exercise of warrants	46,958	47	-	-	-	(47)	-	-	-	-
Exchanged for stock of Sino Gas & Energy Holdings Limited	970,000	970	-	-	-	551,930	-	-	-	552,900
Vesting of restricted stock	220,000	220	-	-	-	(220)	-	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,681,076	-	-	-	1,681,076
Issued for services	1,024,000	1,024	-	-	-	1,016,626	-	-	-	1,017,650
Currency translation	-	-	-	-	-	-	(4,812)	-	(116)	(4,928)
Unrealized gain on investments in securities	-	-	-	-	-	-	81,480	-	-	81,480
Net loss	-	-	-	-	-	-	-	(7,725,163)	(61,336)	(7,786,499)
Balance - September 30, 2009	42,322,743	$42,323	$-	-	$-	$24,991,330	$306,528	$(16,693,227)	$324,963	$8,971,917

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

- table of contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008,
and for the period from inception (August 25, 2005) to September 30, 2009
(Unaudited)

			For the period
	Nine months	Nine months	from inception
	ended	ended	(August 25, 2005)
	September 30,	September 30,	through
	2009	2008	September 30, 2009
Cash flows from operating activities
Net loss - Pacific Asia Petroleum, Inc. and Subsidiaries	$(7,725,163)	$(3,308,990)	$(16,693,227)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advance	-	(88,440)	(188,987)
Currency transaction loss	1,627	56,310	86,118
Stock-related compensation	2,075,522	1,101,187	4,326,536
Noncontrolling interests in net loss	(61,336)	(10,169)	(81,602)
Depreciation expense	92,068	40,115	179,427
Asset impairment loss	-	-	273,618
Changes in current assets and current
liabilities:
Increase in accrued interest and other receivables	(55,428)	(27,868)	(55,428)
Increase in income tax refunds receivable	-	-	(8,500)
(Increase) decrease in advances	(3,756)	2,227	(4,139)
Increase in deposits	(75,119)	(7,337)	(112,675)
Increase in prepaid expenses	(124,723)	(29,879)	(215,380)
Increase in inventory	(22,292)	-	(22,292)
Increase in accounts payable	312,469	24,321	322,764
Increase in income tax and accrued liabilities	381,973	133,306	896,610
Net cash used in operating activities	(5,204,158)	(2,115,217)	(11,297,157)

Cash flows from investing activities
Net sales (purchases) of available for sale securities	(468,217)	10,900,000	(1,728,217)
Purchase of long term certificate of deposit	(25,000)	-	(25,000)
Refunds/ ( deposits) on prospective property acquisitions	1,150,000	(500,000)	(50,000)
(Increase) decrease in deferred charges	(5,981)	(13,421)	(56,215)
Additions to property, plant and equipment	(185,878)	(309,563)	(804,182)
Net cash provided by (used in) investing activities	464,924	10,077,016	(2,663,614)

Cash flows from financing activities
Payment of notes payable	-	-	(5,000)
Increase in noncontrolling interest investment	-	-	399,430
Increase in long-term advance to noncontrolling interest subsidiary shareholder	-	-	(400,507)
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	-	(2,513)	19,671,092
Net cash provided by (used in) financing activities	-	(2,513)	19,693,015

Effect of exchange rate changes on cash	(6,360)	26,770	37,819

Net increase (decrease) in cash and cash equivalents	(4,745,594)	7,986,056	5,770,063
Cash and cash equivalents at beginning of period	10,515,657	2,208,969	-
Cash and cash equivalents at end of period	$5,770,063	$10,195,025	$5,770,063

Supplemental disclosures of cash flow information
Interest paid	$934	$-	$934
Income taxes paid	$30,734	$43,684	$79,601

Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$1,017,650	$138,000	$1,688,567
Common stock issued for stock of nonsubsidiary	$552,900	$-	$552,900
Stock issuance costs paid as warrants issued	$-	$-	$929,477
Warrants exercised for common stock	$-	$(3)	$(3)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

- table of contents -

Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

With the exception of the condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, the accompanying condensed consolidated financial statements of Pacific Asia Petroleum, Inc. and Subsidiaries (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.  The results for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of future results.

NOTE  2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in our 2008 Form 10-K for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date, the Company has incurred expenses and sustained losses and has generated  minimal revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company will require significant financing in excess of its September 30, 2009, available cash, cash equivalents, and short-term investments in order to achieve its business plan.  It is not certain that this financing will be successfully obtained.

NOTE  3.  BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company’s interim financial statements are prepared on a consolidated basis under U.S. Generally Accepted Accounting Principles as a development stage company  We have applied the amendments to the FASB Accounting Standards Codification Topic 810 (Consolidation) that were effective for the Company on January 1, 2009, to data presented for periods before 2009 (see Note 4). This data has been revised retrospectively to reflect the revised presentation basis in the financial statements for the three- and nine-month periods ending and as of September 30, 2009. In addition, the Company is now reporting detail of comprehensive income on a separate financial statement.

Refer to Note 5 to the consolidated financial statements in year 2008 Form 10-K for a description of the Company’s significant accounting policies other than for revenues and inventories, which were not present in that period.  The Company has now commenced recognition of initial revenues in the interim period ended September 30, 2009. Also at September 30, 2009, the Company had unused inventory on hand that will be consumed in the operations of its in-situ well treatment project.

Revenues
Revenues are recognized only when the earnings process is complete and an exchange transaction has taken place. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges.  The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectability, and the amount is not subject to refund.  The current sale of chemicals to a single customer reported in the period ended September 30, 2009, was managed on the Company’s behalf  by Tongsheng,  a subsidiary of the family owned business of Mr. Li Ziangdong (LXD). The transaction involved the placing of a phone order, prepayment for the order in full prior to delivery, and acceptance and acknowledgement of the receipt of goods by the purchaser in writing.  The amount is not subject to refund. (See Note 5 – Related Party Transactions)

- table of contents -

Inventory
The Company’s inventory at September 30, 2009, consisted of finished chemicals stated at lower of cost or market determined using the average cost method of accounting.

In preparing the accompanying financial statements, we have evaluated information about subsequent events that became available to us through the date the financial statements were issued (November  9, 2009).  This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.

Management uses estimates and assumptions in preparing these financial statements.   Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses.  Actual results could vary from those estimates.

NOTE 4.   ADOPTION OF UPDATES TO THE FASB ACCOUNTING STANDARDS CODIFICATION

In July 2009, The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”)(“ASC”) which became the source of authoritative accounting principles effective with financial statements of interim and annual periods ending after September 15, 2009.  Sources of accounting principles referred to in this report refer to Topics, Subtopics and Sections of the Codification, except for grandfathered previously issued accounting standards not yet included in the Codification.

ASC 825-10
Commencing with the interim period ending June 30, 2009, the Company adopted new requirements for quarterly disclosures related to fair values of financial instruments whether or not currently reflected on the balance sheet at fair value.  Previously,  qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value were disclosed only annually.   Quarterly disclosures were required under an update to  ASC Topic 825 (Financial Instruments) effective for interim periods ending after June 15, 2009.   The adoption of this update did not have a material impact on the Company’s results of operations or financial condition.

ASC 810-10
Effective January 1, 2009, the Company adopted an update to ASC Topic 810 (Consolidation) that changes the accounting and reporting for noncontrolling interests (formerly known as minority interests) in subsidiaries and for the deconsolidation of a subsidiary.  The presentation of noncontrolling interests in the balance sheet and income statement has been revised to report noncontrolling interests as a separate component of total consolidated equity and total consolidated net income, rather than as reduction adjustments.  In addition, if a subsidiary is deconsolidated, the parent company will now recognize a gain or loss to net income based upon the fair value of the noncontrolling equity at that date.

The update is applied prospectively except for the provisions involving financial statements line detail presentation.  All of the Company’s financial statements contain changes as a result of the update. Under  the update, the amount formerly titled “Net Loss” in the income statement is now referred to as “Net Loss - Pacific Asia Petroleum, Inc. and Subsidiaries,” to designate the portion of total net loss attributable to the controlling shareholder interest of the parent company.

ASC 855-10
Effective with the six months ended June 30, 2009, the Company adopted an update to ASC Topic 855 (Subsequent Events).   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of the Company as a public entity, the applicable cutoff date is the date the financial statements are issued, whereas previously the cutoff date could be the date the financial statements were available for issuance.

The update  requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose only after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

- table of contents -

NOTE 5.  RELATED PARTY TRANSACTIONS

In March 2009, the Company issued 970,000 shares of Company Common Stock, to Mr. Richard Grigg, the Company’s Senior Vice President and Managing Director,  in exchange for 3,825,000 Ordinary Fully Paid Shares of Sino Gas & Energy Holdings Limited (SG&E) owned by Mr. Grigg. This represented approximately 3.26% of the outstanding shares of SG&E as of March 9, 2009. The acquired shares were originally accounted for by the Company as a non-current investment carried at cost.  Commencing with the interim period ending September 30, 2009, the carrying amount is recorded at fair value, due to SG&E trading publicly on the Australian Stock Exchange beginning September 15, 2009. Mr. Grigg is a former executive of SG&E who joined the Company in October 2007.  The SG&E shares were acquired in order to eliminate possible conflicts of interest involving Mr. Grigg regarding possible future transactions that may occur between the Company and SG&E, as both companies’ business plans involve developing operations in China.

During the third quarter of 2009, the Company conducted the business of its yet to be incorporated Chinese joint venture company (CJVC) through an arrangement with Tongsheng, a subsidiary of the family owned business of Mr. Li Xiangdong (LXD). Upon the incorporation of the CJVC in China on September 24, 2009, LXD became a 24.5% interest owner in the CJVC. This arrangement with Tongsheng was necessary because, pending the incorporation of the CJVC, the Company was not licensed in China to purchase, blend or sell chemicals.

Under the arrangement with Tongsheng, Tongsheng manufactures specialty blends of chemicals using technology developed by LXD and sells the finished product to customers of the Company. The patent rights and related technology for the specialty chemicals and processes will be contributed to the CJVC by LXD. Tongsheng collects and remits to the Company revenues collected in advance of delivery of product to the customer and bills the Company for the related costs. Beginning in the fourth quarter of 2009, the CJVC will be able to deal directly with its customers.

See “Enhanced Oil Recovery and Production (EORP)” appearing on page 12 of this Form 10Q under the “Our Business” segment of Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the formation of the CJVC.

NOTE 6.  NEW ACCOUNTING STANDARDS AND UPDATES TO THE CODIFICATION NOT YET ADOPTED

As of September 30, 2009, the following new accounting standard not yet added to the Codification had been issued, but not yet adopted by the Company.  This standard  is not expected to have a material effect on the Company’s financial statements in the foreseeable future.

SFAS No. 167:  “Amendments to FASB Interpretation  No. 46(R)
This standard amends Interpretation No. 46(R) by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as:  the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard is effective for fiscal years beginning after November 15, 2009.

NOTE 7. FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The September 30, 2009, balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $634,380.  The fair value is determined using “ Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).  Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At September 30, 2009, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short- and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

- table of contents -

The Company has a long-term advance carried at cost that it periodically reviews for possible impairment. At September 30, 2009, the carrying amount of the long-term advance  was $385,497. The Company did not perform any fair value assessments of  this investment during the first nine months of 2009, since in the opinion of Company management no impairment indicators were present that would necessitate such evaluations to be performed. Any such future impairment measurements will involve the use of “Level 3” inputs, as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).  Level 3 inputs are not observable in an active market.

NOTE 8. LITIGATION AND CONTINGENCIES

At September 30, 2009, the Company was not aware of any litigation, actual or potential, which could have a material effect on its financial position.

NOTE 9. SUBSEQUENT EVENTS

On October 5, 2009, Molopo Australia Ltd. (“Molopo”) publicly disclosed that it is in an advanced stage of negotiations with the Company in respect of the sale of Molopo’s 26.1% gross interest in Fortune Liulin Gas Company Limited (the “FLG Interest”), which entity is a party to a production sharing contract covering the Liulin coalbed methane block (the “Liulin PSC”) located in the Shanxi Province of the People’s Republic of China.  As currently contemplated by the parties, as consideration for the FLG Interest, the Company plans to issue approximately 2.7 million shares of Common Stock of the Company to Molopo and pay to Molopo a 2% royalty on future production revenue received from the FLG Interest by the Company.  The sale remains subject to the finalization of negotiations, terms and documentation, and is subject to waiver of pre-emptive rights held by the Fortune Oil Group, Molopo’s partner in the PSC.  There is no certainty the transaction will proceed and be consummated under the terms currently contemplated, or at all.

On November 5, 2009, the Company's shares of Common Stock commenced trading on the NYSE Amex under the ticker symbol "PAP."  Prior to that date, the Company's shares traded on the Over-The-Counter (OTC) Bulletin Board under the symbol "PFAP.OB.

On November 8, 2009, the Company entered into a non-binding agreement with an investor group that would provide the Company with up to $15 million over a 15 month period. The proposed financing would take the form of convertible notes priced at a premium to the Company’s stock price. The Company would have the option to satisfy principal and interest payments by issuing shares of its common stock. If concluded, the arrangement would provide the Company with added financial flexibility as it endeavors to expand the scope of its EORP program and pursue other opportunities.

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

Accordingly, the reportable results of operations for the Company through the date of the Mergers of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through September 30, 2009 attributable to common stockholders are $16,693,227.  Our losses have resulted primarily from exploration activities on our Zijinshan Block, as well as general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses.

During the three months ending September 30, 2009, the Company generated its initial revenues totaling $55,409 from sales of specialty chemicals to a single customer.

- table of contents -

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

The Company has completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and interpreted.  Based on the seismic interpretation, four potential well locations have been identified. A regional environmental impact assessment study (“EIA”) has also been completed. Following completion of a site specific EIA study the Company spudded well ZJN 001 on September 30, 2009. This well is targeted at the 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation. The well is anticipated to reach total depth in mid- November 2009, with laboratory and test results expected to be available in early 2010.

OTHER CBM ACTIVITIES

On October 5, 2009, Molopo Australia Ltd. (“Molopo”) publicly disclosed that it is in an advanced stage of negotiations with the Company in respect of the sale of Molopo’s 26.1% gross interest in Fortune Liulin Gas Company Limited (the “FLG Interest”), which entity is a party to a production sharing contract covering the Liulin coalbed methane block (the “Liulin PSC”) located in the Shanxi Province of the People’s Republic of China.  As currently contemplated by the parties, as consideration for the FLG Interest, the Company plans to issue approximately 2.7 million shares of Common Stock of the Company to Molopo and pay to Molopo a 2% royalty on future production revenue received from the FLG Interest by the Company.  The sale remains subject to the finalization of negotiations, terms and documentation, and is subject to waiver of pre-emptive rights held by the Fortune Oil Group, Molopo’s partner in the PSC.  There is no certainty the transaction will proceed and be consummated under the terms currently contemplated, or at all.

HANDAN GAS DISTRIBUTION VENTURE INTEREST

On July 7, 2009 the Company announced that its China affiliate, Inner Mongolia Sunrise Petroleum Co. Ltd., had entered into a Letter of Intent with Handan Hua Ying Company Limited (“Handan”), relating to the acquisition of a 49% ownership interest in the Handan Chang Yuan Natural Gas Company, Ltd. (“HGC”) held by Handan.  HGC owns and operates gas distribution assets in and around Handan City in the Hebei Province of the People’s Republic of China.  Pursuant to the Letter of Intent, the Company will continue with its final legal and financial due diligence with a goal of entering into a final sale and purchase agreement before the end of the year, and will also enter into negotiations with HGC with the intent of creating a joint venture to operate and manage the HGC business.  The Letter of Intent supplements the Letter of Intent entered into by the Company in November 2008 covering the same gas distribution assets.

ENHANCED OIL RECOVERY AND PRODUCTION (EORP)

On May 13, 2009, PAP and its wholly-owned Hong Kong subsidiary, PAPE, entered into a Letter of Understanding (“LOU”), which was amended and further detailed in an AOC and various other associated agreements that were executed on 7th June 2009, with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties agreed to form a Chinese joint venture company (the “CJVC”), to be 75.5% owned by PAPE and 24.5% owned by LXD, into which  LXD would assigned certain pending patent rights related to chemical enhanced oil recovery (the “LXD Patents”).  The CJVC was officially incorporated under Chinese law on 24th September 2009. As required by the LOU, and the certain AOC dated 7th June 2009 and as amended on June 25, 2009, LXD is now required to assign the LXD Patents to the incorporated CJVC. Once the LXD Patents have been assigned to the CJVC and as further required by the LOU, and the certain AOC dated 7th June 2009 and as amended on June 25, 2009, then the CJVC will be required to pay to LXD and HCK US $100,000 each. At the same time, PAPE will be required to issue shares to HCK to provide him with 30% ownership of PAPE, with the Company retaining 70% ownership of PAPE. Upon acknowledgement from the Chinese Government that the CJVC is the registered owner of the LXD patents, the Company shall issue to HCK up to 100,000 shares of Common Stock of the Company and options to purchase up to 400,000 additional shares of Common Stock of the Company at an exercise price coinciding with the Company’s share price on the day of the issue of the options. The Company has agreed to issue

- table of contents -

300,000 more shares to HCK upon the signing of certain contracts by the CJVC with respect to the Fulaerjiqu oilfield.   The options will not vest immediately, and vesting will be contingent upon the achievement of certain milestones related to the entry by the CJVC into certain EORP-related development contracts pertaining to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each deliver to the CJVC a significant percentage of the oil produced and/or fixed fees per ton for the incremental production using the technology covered by the LXD Patents.  According to the Qiqihar City branch of the Chinese Ministry of Land and Resources, the Fulaerjiqu Oilfield contains 115,000,000 barrels of Original Oil In Place (“OOIP”), of which only 510,000 barrels of cumulative oil have been produced to date.

In addition, LXD has been engaged as a consultant by the CJVC to provide research and development services, training, and assistance in promoting certain other opportunities developed by him that target the application of the technology embodied in the LXD Patents, including assistance with entering into a contract with respect to the Liaohe Oilfield (the “Liaohe Contract”), and helping to develop projects in both the Shandong Province and the Xinjiang autonomous region of the People’s Republic of China for the provision and application of technology and chemicals developed by LXD.

The Company has agreed to loan up to $5 million to PAPE, which may then invest up to RMB 30,000,000 (approximately $ 4.4 million) with portion of this being a requirement to invest RMB 22,650,000 as PAPE’s share of the registered capital of the CJVC when and to the extent required under applicable law, to be used by the CJCV to carry out work projects, fund operations, and to make aggregate payments of up to $1.5 million in cash to LXD and HCK. The payments of up to $1.5 million to LXD and HCK shall be subject to the achievement of certain milestones, including the formation of the CJVC, the transfer of the LXD Patents to the CJVC, and the signing of the contracts with respect to the Fularjiqu Oilfield and the Liaohe Contract by the CJVC, as well as certain production-based milestones resulting from the implementation of these contracts.
The loan from the Company to PAPE will be repaid from funds distributed to PAPE by way of dividends or other appropriate payments from the CJVC.

In accordance with the terms of the LOU, as amended, on June 7, 2009, PAPE, LXD and the Company’s Chinese joint venture company, Inner Mongolia Sunrise Petroleum JV Company (“Sunrise”), entered into an Assignment Agreement of Application Right for Patent, Consulting Engagement Agreement, and an Interest Assignment Agreement.

Pursuant to the Assignment Agreement of Application Right for Patent, LXD will be transferring all rights related to the LXD Patents to the CJVC.

With these EORP-related agreements signed and in place, the Company – initially through Sunrise and then through the CJVC following its incorporation – has commenced operations in various oil fields located in the Liaoning, Shandong, and Xinjiang Provinces in China.  In the three months ended September 30, 2009, the Company recorded initial revenues, cost of sales and expenses from the EORP business activities.

OYO FIELD PRODUCTION SHARING CONTRACT INTEREST

On September 1, 2009, the Company entered into a Memorandum of Understanding with CAMAC Energy Holdings Limited (“CAMAC”) and certain CAMAC subsidiaries, regarding the Company’s intention to acquire CAMAC’s entire aggregate 60% participating interest in the Oyo Oilfield, currently held by two of CAMAC’s wholly-owned subsidiaries, which is covered by production sharing contract OML120 and located in the Nigerian offshore (the “Oyo Asset”).  The parties anticipate that the originally proposed total consideration of $198.84 million would be payable by the Company through a combination of shares of the Company’s Common Stock and a smaller portion of cash (the “Proposed Transaction”).  The Oyo Oilfield is operated by Eni/Agip, who owns the balance of the participating interest in the Oyo Oilfield.  If the Proposed Transaction is consummated, CAMAC would beneficially own approximately 63% of the Company post-closing, resulting in a change of control of the Company.

The Company’s entry into the Proposed Transaction is subject to the satisfactory completion of due diligence, entry into a definitive agreement with CAMAC, approval by the Company’s Board of Directors and stockholders, and certain other closing conditions.  In the interim, CAMAC has agreed to a four-month exclusivity period with respect to the Oyo Asset, and the Company has agreed to a limited stand-still agreement which limits its ability to engage in certain material transactions, both of which will expire on December 31, 2009.  There is no certainty the Proposed Transaction will proceed and be consummated under the terms currently contemplated, or at all.

- table of contents -

FUNDING

To date, although the Company has generated minimal operating revenue, it has raised approximately $21.6 million in equity financings to fund its ongoing working capital requirements, as well as possible acquisition and development activities. In order to fully implement its business strategy, the Company will need to raise additional capital.  In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to significantly revise its business plan.

You should read the information in this Item 2 together with our unaudited condensed financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending September 30, 2010 (the “Next Year”). During the Next Year, the Company plans to focus its efforts by continuing operations in its 100% owned and operated Zijinshan Block. These operations will include the completion of drilling of the current well, the possible drilling of 2 additional wells in 2010 as well as undertaking appropriate laboratory, testing and other activities. The Company also plans to continue putting into commercial use the new EORP technology to produce  incremental oil in oilfields located in the Heilongjiang, Liaoning, Shandong, Henan and Xinjiang Provinces in China through the operations of the CJVC entity.  The Company will also assess the applicability of the new EORP  technology to the Company’s August 2006 Contract for Cooperation and Joint Development with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”), pursuant to which drilling operations commenced in October 2006 and were subsequently suspended in 2007 pending receipt of a production license from the Chinese government. The Company’s revised strategy with regards to Chifeng is to seek to enhance all the relevant parties’ economic positions and use these benefits to acquire the necessary production licenses in order to carry out the plans under that agreement.

In addition to these opportunities, the Company is continuing to seek to identify other opportunities in the energy sectors in China and the Pacific Rim, and elsewhere around the world that will enhance its production and cash flow, particularly with respect to oil and gas exploration, development, production, refining and distribution. Since we are a development stage company, we are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

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

Product Research and Development

The Company has to date not engaged in any product research or development, however, it does anticipate that the CJVC will engage in research and development related to its new EORP technology during the Next Year.

Liquidity and Capital Resources
The Company has sufficient funds to fund all of its current committed operations for the Next Year.  The discussion below considers the Company’s ability to fund its operations and overhead expenses.

- table of contents -

As of September 30, 2009, the Company had net working capital of $6,935,324 and cash, cash equivalents and short-term investments of $7,498,280. For the nine months ended September 30, 2009, the Company incurred a net loss attributable to common stockholders of $7,725,163. As a result of our operating losses from our inception through September 30, 2009, we generated a cash flow deficit of $11,297,157 from operating activities. Cash flows used in investing activities were $2,663,614 during the period from inception through September 30, 2009.  We met our cash requirements during this period through net proceeds of $19,671,092 from the private placement of restricted equity securities.

Net cash used in operating activities for the first nine months of 2009 was $5,204,158 compared to $2,115,217 for the first nine months of 2008.  The increase in 2009 versus 2008 was due to increases in expenses, principally for exploratory expenses incurred on the Zijinshan Block and consulting and PSC management fees.

Net cash provided by investing activities was $464,924 for the first nine months of 2009, as compared to $10,077,016 for the first nine months of 2008.  The net change was principally due to $468,217 in net purchases of available for sale short-term securities in the first nine months of 2009 versus net sales of $10,900,000 of such securities in the first nine months of 2008.  Partly offsetting the decrease in cash flows from activity in short-term securities were combined refunds of $1,150,000 from Chevron and BHP in 2009 for amounts the Company had previously deposited with them in connection with the proposed Baode PSC transaction.  There were no net cash effects from financing activities in the first nine months of 2009 and a nominal amount in the first nine months of 2008.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, progress of our EORP efforts, market developments and the status of our competitors. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through September 30, 2009 virtually all of our financing has been raised through private placements of equity instruments.  The Company at September 30, 2009 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand and through the similar sources of capital previously described for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on September 30, 2009, we can sustain operations at the present “burn rate” for approximately one year. We will need additional equity or debt financing to expand our operations through 2010 and we may need additional financing thereafter.

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

Results of Operations

As a development stage company, we have had only minimal revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

As a result of limited capital resources and minimal revenues from operations from the date of IMPCO’s inception on August 25, 2005, the Company has relied on the issuance of equity securities as a means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with

- table of contents -

non-employees if it is in the best interest of the Company and in accordance with applicable federal and state securities laws. In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate employees and non-employees partially with equity compensation for services during the Next Year.  This policy may have a material effect on the Company’s results of operations during the Next Year.

Revenues

We have generated $55,409 in revenues from operations since IMPCO’s inception on August 25, 2005.  Revenues commenced in the three months ended September 30, 2009.  We expect to generate  additional revenues from operations in the remainder of 2009 and in 2010, as the Company transitions from a development stage company to an active growth stage company.

Cost of sales associated with these revenues totaled $53,207, resulting in a gross profit of $2,202.

Expenses
	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Description
Salaries	$1,289,500	$960,570	$425,099	$339,950
Consulting and PSC management fees	1,460,255	428,843	803,108	133,326
Stock-based compensation	1,681,076	963,187	648,353	362,515
Exploratory expenses	1,457,255	-	70,970	-
Legal fees	288,460	245,396	69,805	58,261
Travel, meals and entertainment	218,720	272,168	96,354	111,645
Auditing	135,334	143,633	23,746	27,150
All other operating expenses	1,256,832	588,604	561,498	218,076
Total Operating Expenses	$7,787,432	$3,602,401	$2,698,933	$1,250,923

Nine months ended September 30, 2009 versus nine months ended September 30, 2008

For the nine months ended September 30, 2009, total operating expenses before income taxes were $7,787,432.  For the nine months ended September 30, 2008, the comparable amount was $3,602,401.  The increase in expenses reflects increased effort in identifying potential oil and gas opportunities, seeking related financing, increased administrative costs, initial EORP operations in 2009, and the continuing of seismic work (Exploratory Expenses) which commenced in December 2008 on the Zijinshan Block.  The major components of the expense differences are as follows:

•
Salaries: For the nine months ended September 30, 2009, salaries totaled $1,289,500 versus $960,570 for the nine months ended September 30, 2008, an increase of $328,930.  The increase is principally due to additional personnel and increased compensation.

•
Consulting and PSC management fees:  For the nine months ended September 30, 2009, consulting and PSC management fees totaled $1,460,255 versus $428,843 for the nine months ended September 30, 2008, an increase of $1,031,412.  Expense for such fees payable in cash totaled $1,065,779 versus $290,843 for the nine month periods  ended September 30, 2009 and September 30, 2008 respectively.  The increase in cash fees of $774,936 was principally due to additional fees in connection with the Company’s activities in China, including PSC management fees for a CBM project under exploration for future development.  Consulting fees expense for amounts paid as vested equity was $394,446 versus $138,000  for the nine month periods ended September 30, 2009 and September 30, 2008 respectively, an increase of $256,446.  The increase was principally due to additional equity fees in connection with assistance on possible oil and gas investment opportunities, investor relations and public relations.

•
Stock-based compensation:  For the nine months ended September 30, 2009, expense was $1,681,076 for stock options and restricted stock compensation, versus $963,187 for the nine months ended September 30, 2008.  The increase of $717,889 was due to increased fair value amortization of option and restricted stock

- table of contents -

awards. The increase is the comparative effects of the number of options and restricted shares subject to amortization in each period, their respective individual per-unit fair values applicable for expense, and the number of months of amortization applied in each case in the respective periods.

•
Exploratory Expenses: During the nine months ended September 30, 2009, the Company continued seismic data acquisition, interpretation and evaluation work on the Zijinshan Block and expects to undertake further exploration activities, including core sample drilling, on the Zijinshan Block during 2009.

•
Legal fees:  For the nine months ended September 30, 2009, these fees totaled $288,460 versus $245,396 for the nine months ended September 30, 2008, an increase of $43,064.  The increase was due to increased legal work in 2009 related to possible acquisitions.

•
Travel, meals and entertainment:  For the nine months ended September 30, 2009, this expense totaled $218,720 versus $272,168 for the nine months ended September 30, 2008, a decrease of $53,448.  There was a high level of activity in both periods relative to possible acquisitions.

•	Auditing: For the nine months ended September 30, 2009, auditing expense totaled $135,334 versus $143,633 for the nine months ended September 30, 2008, a decrease of $8,299.

•
Other Operating Expenses:  For the nine months ended September 30, 2009, all other operating expenses totaled $1,256,832 versus $588,604 for the nine months ended September 30, 2008, an increase of $668,228.  The principal items causing the increase were corporate recognition and promotion, payroll taxes and benefits, rent, and EORP operations expenses that commenced in 2009.

Three months ended September 30, 2009 versus three months ended September 30, 2008

For the three months ended September 30, 2009, total operating expenses before income taxes were $2,698,933.  For the three months ended September 30, 2008, the comparable amount was $1,250,923.  The increase in expenses reflects increased effort in identifying potential oil and gas opportunities, seeking related financing, increased administrative costs, initial EORP operations in 2009, and the continuation of seismic work (Exploratory Expenses), which commenced in December 2008 on the Zijinshan Block.  The major components of the expense differences are as follows:

•
Salaries: For the three months ended September 30, 2009, salaries totaled $425,099 versus $339,950 for the three months ended September 30, 2008, an increase of $85,149. The increase was due to increased personnel and increased compensation.

•
Consulting and PSC management fees:  For the three months ended September 30, 2009, consulting  and PSC management fees totaled $803,108  versus $133,326 for the three months ended September 30, 2008, an increase of $669,782. Expense for amounts payable in cash totaled $572,339 for the three months ended September 30, 2009 versus $109,826 for the three months ended September 30, 2008, an increase of $462,513.  The increase in cash fees was principally due to additional consulting fees in connection with the Company’s activities in China, including management contract fees for a CBM project under exploration for future development. Consulting fees expense for amounts paid as vested equity was $230,769 for the three months ended September 30, 2009 versus $23,500 for the three months ended September 30, 2008, an increase of $207,269.  The increase was principally due to additional equity fees in connection with assistance on possible oil and gas investment opportunities.

•
Stock-based compensation:  For the three months ended September 30, 2009, expense was $648,353 for stock options and restricted stock compensation, versus $362,515 for the three months ended September 30, 2008, an increase of $285,838.  The increase is the comparative effects of the number of options and restricted shares subject to amortization in each period, their respective individual per-unit fair values applicable for expense, and the number of months of amortization applied in each case in the respective periods.

•
Exploratory Expenses: During the three months ended September 30, 2009, the Company continued seismic data acquisition, interpretation and evaluation work on the Zijinshan Block and expects to undertake further exploration activities, including core sample drilling, on the Zijinshan Block during 2009.

- table of contents -

•
Legal fees:  For the three months ended September 30, 2009, these fees totaled $69,805 versus $58,261 for the three months ended September 30, 2008, an increase of $11,544.  The increase was due to increased legal work in 2009 related to possible acquisitions.

•
Travel, meals and entertainment:  For the three months ended September 30, 2009, this expense totaled $96,354 versus $111,645 for the three months ended September 30, 2008, a decrease of $15,291. There was a high level of activity in both periods relative to possible acquisitions.

•	Auditing: For the three months ended September 30, 2009, auditing expense totaled $23,746 versus $27,150 for the three months ended September 30, 2008, a decrease of $3,404.

•
Other Operating Expenses: For the nine months ended September 30, 2009, all other operating expenses totaled $561,498 versus $218,076 for the nine months ended September 30, 2008, an increase of $343,422.   The principal items causing the increase were corporate recognition and promotion, rent, and EORP operations commencing in 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2008 Annual Report on Form 10-K for a table summarizing the Company’s significant contractual obligations as of December 31, 2008.   On June 12, 2009, the Company entered into a two year lease agreement for office space in Beijing, China, beginning on September 1, 2009.  Aggregate rental and management payments due under this agreement will equal approximately $129,268 during the first year and $157,712 during the second year.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 6 to the condensed consolidated financial statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the nine months ended September 30, 2009, is not materially different from that provided in Item 7A of the Company’s 2008 Annual Report on Form 10-K.

At September 30, 2009, the Company’s exposure to a decrease in income on its short-term investments if interest rates decline was not materially different as compared to December 31, 2008.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Frank C. Ingriselli, our Chief

- table of contents -

Executive Officer and Mr. Stephen F. Groth, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, Mr. Ingriselli and Mr. Groth concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales to United States Persons

On July 6, 2009, the Company entered into an amended Engagement Agreement for services with Humanity Worldwide, LLC (“Humanity”) under which the Company was obligated to issue to Humanity as partial compensation thereunder 90,000 shares of Common Stock, in addition to 10,000 shares of Common Stock required to be issued by the Company to Humanity as final compensation due under the original Letter Agreement of October 31, 2008 (the “Original Agreement”).  On July 16, 2009, the Company issued to Humanity an aggregate of 100,000 shares of Common Stock.  90,000 shares of the Common Stock was issued at a price of $1.92 per share, the fair market value per share as determined by the Board of Directors at July 6, 2009, the date the Company was obligated to issue such shares pursuant to the Engagement Agreement, and 10,000 shares of the Common Stock was issued at a price of $0.65 per share, the fair market value per share as determined by the Board of Directors at December 31, 2008, the date the Company was obligated to issue such shares pursuant to the Original Agreement.

On August 27, 2009, the Company issued an aggregate of 6,591shares of Common Stock to one person, and on September 14, 2009, the Company issued an aggregate of 31,862 shares of Common Stock to two persons upon the

- table of contents -

cashless "net" exercise by such persons of placement agent warrants held by them exercisable for aggregates of 15,000 and 52,500 shares of the Company's Common Stock at the respective dates at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 15,000 to 6,591 shares of Common Stock and from 52,500 to 31,862 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of $2.23 per share in the first instance, and $3.18 per share in the second instances, as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the National Association of Securities Dealers, Inc. OTC Bulletin Board on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. (the “Original Holder”) in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

No underwriters were involved in the transactions described above.  All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  The Company did not engage in any form of general solicitation or general advertising in connection with the transaction.  Each of Humanity and the Original Holder of the warrants represented that they were an “accredited investor” as defined in Regulation D at the time of issuance of the shares and the original warrants, respectively, and that they were acquiring such securities for their own account and not for distribution.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Unregistered Sales to Non-United States Persons

On June 17, 2009, the Company entered into a Letter Agreement for consulting services with Somerley Limited, pursuant to which the Company was obligated to issue to Somerley Limited as partial compensation 15,000 shares of Common Stock.  This Common Stock was issued on September 15, 2009 at a price of $1.90 per share, the fair market value per share as determined by the Board of Directors at July 17, 2009, the date the Company was obligated to issue the Common Stock pursuant to the Letter Agreement.

On July 30, 2009, the Company entered into an amended Advisor Agreement with Somerley Limited, amending the original Advisor Agreement dated August 4, 2008.  Under the amended Advisor Agreement, the Company was obligated to issue to Somerley 15,000 shares of Common Stock as partial compensation upon the achievement of certain milestones set forth in that agreement.  The Common Stock was issued on September 15, 2009 at a price of $2.09 per share, the fair market value per share as determined by the Board of Directors at July 30, 2009, the date the Company was obligated to issue the Common Stock pursuant to the Letter Agreement.

No underwriters were involved in the transactions described above.  All of the securities issued in these transactions were issued by us in reliance upon the exemption from registration under Regulation S of the Securities Act, in that the transactions involved the issuance and sale of our securities outside the United States in offshore transactions that did not involve directed selling efforts within the United States.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Stock Repurchases

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

On July 21, 2009, the Company held the annual meeting of its stockholders.  The annual meeting of stockholders was not classified through the Depository Trust Company (“DTC”) as a routine matter so there were no

- table of contents -

“broker non-votes.”  At the meeting, the holders of the Company’s outstanding Common Stock acted on the following matters:

A. Total shares voted…………………………………………………24,600,000

(1)          The stockholders voted for five directors, each to serve for a term of one year and until his/her successor is elected.  Each nominee received the following votes:

Name	For	Against	Withhold
Frank C. Ingriselli	24,594,932	10,040	--
William E. Dozier	24,594,932	10,040	--
Elizabeth P. Smith	24,593,932	10,040	1,000
Robert C. Stempel	24,427,745	176,227	1,000

James F. Link, Jr.	24,593,932	10,040	1,000

(2)        The stockholders voted to ratify the appointment of RBSM LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2009.  Votes cast were as follows:

For	Against	Abstain
24,353,267	11,505	240,200

(3)        The stockholders voted to approve the adoption of the 2009 Equity Incentive Plan.  Votes cast were as follows:

For	Against	Abstain
24,162,398	432,724	9,850

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

- table of contents -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2009                                                                                    Pacific Asia Petroleum, Inc.
/s/ Frank C. Ingriselli
Frank Ingriselli
President and Chief Executive Officer

- table of contents -