Form 10-K/A
period 2008-12-31
Pacific Asia Petroleum Inc
filed 2010-01-06
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K /A
———————
Amendment No. 2

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

ITEM 1A.  RISK FACTORS

The Company’s operations and its securities are subject to a number of risks.  The Company has described below all the material risks that are known to the Company that could materially impact the Company’s financial results of operations or financial condition. If any of the following risks actually occur, the business, financial condition or operating results of the Company and the trading price or value of its securities could be materially adversely affected.

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

The Company might not generate or sustain cash flow at sufficient levels to finance its business activities. When and if the Company generates revenues, if such revenues were to decrease due to lower oil and natural gas prices, decreased production or other factors, and if the Company were unable to obtain capital through reasonable financing arrangements, such as a credit line, or otherwise, its ability to execute its business plan would be limited and it could be required to discontinue operations.

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

The Company is a development-stage company with minimal revenues to date.  As of December 31, 2008, the Company had an accumulated deficit of approximately $9.0 million. The Company expects to continue to incur significant expenses relating to its identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained prior to the generation of significant revenue. Energy ventures, such as oil well drilling projects, generally require significant periods of time before they produce resources and in turn generate profits. The Company may not achieve or sustain profitability on a quarterly or annual basis, or at all.

The Company will be dependent upon others for the storage and transportation of oil and gas, which could result in significant operational costs to the COmpany and depletion of capital.

The Company does not own storage or transportation facilities and, therefore, will depend upon third parties to store and transport all of its oil and gas resources , when and if produced. The Company will likely be subject to price changes and termination provisions in any contracts it may enter into with these third-party service providers. The Company may not be able to identify such third-parties for any particular project. Even if such sources are initially identified, the Company may not be able to identify alternative storage and transportation providers in the event of contract price increases or termination. In the event the Company is unable to find acceptable third-party service providers, it would be required to contract for its own storage facilities and employees to transport the Company’s resources. The Company may not have sufficient capital available to assume these obligations, and its inability to do so could result in the cessation of its business.

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

An interruption in the supply of materials, resources and services the Company plans to obtain from third party sources could limit the Company's operations and cause unprofitability.

Once it has identified, financed, and acquired projects, the Company will need to obtain other materials, resources and services, including, but not limited to, specialized chemicals and specialty muds and drilling fluids, pipe, drill-string, geological and geophysical mapping and interruption services. There may be only a limited number of manufacturers and suppliers of these materials, resources and services. These manufacturers and suppliers may experience difficulty in supplying such materials, resources and services to the Company sufficient to meet its needs or may terminate or fail to renew contracts for supplying these materials, resources or services on terms the Company finds acceptable including, without limitation, acceptable pricing terms. Any significant interruption in the supply of any of these materials, resources or services, or significant increases in the amounts the Company is required to pay for these materials, resources or services, could result in a lack of profitability, or the cessation of its operations, if it is unable to replace any material sources in a reasonable period of time.

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

Under applicable accounting rules, the Company may be required to write down the carrying value of oil and natural gas properties if oil and natural gas prices decline or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standard FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their fair value, would have a negative impact on the Company’s future earnings , which could be material.

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

Performance Objectives and Results.  The Compensation Committee established performance objectives for each executive officer for 2008 at the beginning of year 2008.  At that time, the Chief Executive Officer of the Company requested that each officer provide detailed quantitative and qualitative personal and Company objectives they would strive to achieve in 2008, and the Chief Executive Officer did so as well with respect to himself.

In accordance with the Compensation Committee Charter, at the end of 2008 the Compensation Committee held a series of meetings and discussions regarding the achievements that each individual officer made with respect to their objectives provided earlier in the year.  The Compensation Committee analyzed each officer’s performance review prepared by the Company’s Chief Executive Officer, and independently reviewed the performance of the Chief Executive Officer and each other executive officer against the officer’s personal performance objectives for the year without the Chief Executive Officer’s participation.  The Company’s Chief Executive Officer then provided compensation recommendations for each executive officer to the Compensation Committee, save for the Chief Executive Officer’s compensation, which was to be determined in the Compensation Committee’s sole discretion.  The Compensation Committee then determined each executive officer’s salary and bonus compensation in accordance with the Company’s compensation philosophy and objectives, and compared each officer’s compensation against compensation levels of appropriate officers in the benchmark group to determine their fairness and competiveness, which was confirmed.

Some of the principal quantitative and qualitative performance objectives and results evaluated by the Compensation Committee in its review of named executive officer performance in 2008 were as follows:

Objective	Result
The Company’s successful implementation of its strategic plan and strategy through 2008 and meeting all its corporate timelines for governmental filings and contractual obligations.	All corporate obligations for 2008 were met and all government filings were timely made.
The Company’s acquisition of a coal bed methane asset in China.
The Company successfully negotiated the acquisition of a 100% interest in the Zijinshan production sharing agreement with China United Coal bed Methane Company (CUCBM).  The Company also guided and received Chinese Government approval of the Zijinshan contract, receiving the Chinese Government’s recognition that our Company was financially and technically qualified to be the “Operator” of that block.

Pursue the acquisition of certain coal bed methane assets from ChevronTexaco in China, and negotiate a reduced purchase price.	The Company successfully negotiated an extension to the 4 purchase agreements with ChevronTexaco, including an aggregate $11 million reduction in price
Acquire additional interest in the Baode coal bed methane block in China.	The Company successfully negotiated and signed agreement with BHP Billiton to acquire its interest in the Baode coal bed methane block and assume operatorship of the same.
Sign an onshore oil-producing contract.
The Company entered into an Agreement on Cooperation with Well Lead Group Limited relating to the possible acquisition of a participating interest in two onshore producing areas in the People’s Republic of China, and, further successfully re-negotiated the agreement resulting in several million dollars of reduced cash and stock consideration payable by the Company.

Management of the Company so that cash is conserved and liquidity is maintained.	The Company was able to survive and focus its strategy on a small group of prospects and used stock (instead of cash) as possible

Acquire a possible downstream asset.	Signed the Handan Gas Distribution Letter of Intent.
Bring the Company into complete compliance with Sarbanes Oxley (“SOX”) and establish a set of controls that will enable the Company to accurately reflect its compliance above and beyond those required by SOX

The Company engaged a SOX consulting firm and hired an in-house SOX expert, and achieved SOX compliance within the required timeframe and at a reasonable cost.  The Company received one of the highest audit integrity scores as rated for Accounting and Governance Risk (AGR) by Audit Integrity (Forbes Magazine's auditing partner in the "100 Most Trustworthy Companies," and a leading provider of accounting and governance risk analysis on public companies).

Have all audits conducted successfully and on time and within cost estimates.
The Company successfully completed all audits in a timely manner and was able to reduce the actual billings by our auditors for certain items. The Company received one of the highest audit integrity scores as rated for Accounting and Governance Risk (AGR) by Audit Integrity (Forbes Magazine's auditing partner in the "100 Most Trustworthy Companies," and a leading provider of accounting and governance risk analysis on public companies).

Begin the implementation of a new accounting system.	The Company started implementation of the new “Ideas” accounting system, on target for price and timeliness and potential to save money and time for the Company.
Implement an IT solution for linking the Company’s computer servers between the Company’s offices in China and the United States.	The Company successfully implemented this solution and achieved the desired IT links.
Review existing data and develop work program and budget for the Company’s Zijinshan coal bed methane (CBM) project.	The Company successfully obtained and reviewed existing data for the Zijinshan CBM project and developed a work program for 2008/09.
Negotiate a seismic contract for Zijinshan CBM project.	The Company evaluated contractors and negotiated and entered into a seismic contract for the Zijinshan CBM project work program at a significant dollar savings.
Bring in a potential joint venture partner, or farminee, to the Baode Block	The Company implemented and finalized a joint study of the Baode Pilot with Arrow Energy.

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

In December 2008, the Committee analyzed the compensation of each of the Company’s named executive officers.  Based on an analysis of benchmark company data, the Compensation Committee determined that all the Company’s named executive officers’ salaries fell within the 75%-125% salary range, with each executive in fact falling below the 100% mark.  However, the Compensation Committee determined that since the Company was a development stage company with limited cash, in order to conserve cash no salary increases would take place in 2008.  The Committee determined the following with respect to each named executive’s base salary based, in part, on the benchmarks described herein, each executive’s performance during the fiscal year, and the Company’s overarching compensation objectives and philosophy, as follows:

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

•
Senior Vice President and Managing Director: Mr. Grigg was promoted to his present position effective August 1, 2008, at which time he signed a three year employment agreement that set his initial annual salary at $240,000 and provided for an annual performance-based bonus award targeted at between 30% and 40% of his then-current annual base salary awardable in the discretion of the Board.  Mr. Grigg’s base salary was determined by the Committee to be approximately within the range of the average base salaries of his peers in the benchmark companies, although none of whom had an overseas assignment like Mr. Grigg, which  assignments typically demand a significant salary premium which Mr. Grigg does not receive.  Accordingly, Mr. Grigg’s annual base salary is 17% below the salaries of his peers in the benchmark group due to the lack of an overseas premium.  However, the Committee decided not to increase Mr. Grigg’s base salary at this time, in part because of the economic environment and also to make the Company stand out from its peers.

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

Summary of Base Salary, Performance-Based Cash Incentive Bonus and Long-Term Equity Compensation Grants

With respect to base salary, performance-based cash incentive bonus, and long-term equity compensation grants to the name executive officers, the Compensation Committee concluded that the cash and non-cash compensation, including the cash bonuses and long-term equity compensation grants recommended by the Company’s Chief Executive Officer, were in all cases below the average of the benchmark companies as follows:

•
Chief Executive Officer:  Mr. Ingriselli’s base salary was approximately 10% below the average base salary of his peers in the benchmark group, and when combined with the $140,000 cash bonus granted by the Compensation Committee, was 20% below the average base salary plus cash bonus of his peers in the benchmark group.  A 100% of salary stock/option bonus amount was approximately 50% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

•
Chief Financial Officer:  Mr. Groth’s base salary was approximately 7% below the average base salary of his peers in the benchmark group, and when combined with the $50,000 cash bonus granted by the Compensation Committee, was 25% below the average base salary plus cash bonus of his peers in the benchmark group. The recommended stock/option bonus amount was approximately 15% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

•
Senior Vice President and Managing Director:  Mr. Grigg’s base salary was approximately equal to the average base salary of his peers in the benchmark group, however, none of his peers were in an overseas assignment, so Mr. Grigg’s salary, which already includes an overseas premium, places his base salary significantly below that of his peers.  Also, when combined with the $96,000 cash bonus granted by the Compensation Committee, was 17% below the average base salary plus cash bonus of his peers in the benchmark group. The recommended stock/option bonus amount was approximately 60% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

•
Executive Vice President:  Mr. Tseng’s base salary was approximately 20% below the average base salary of his peers in the benchmark group, and when combined with the $20,000 cash bonus granted by the Compensation Committee, was 37% below the average base salary plus cash bonus of his peers in the benchmark group. The recommended stock/option bonus amount was approximately 30% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

Accordingly, and in consideration of the various quantitative and qualitative performance factors and accomplishments detailed above and the Company’s compensation philosophy and objectives, the Compensation Committee determined to grant the performance-based cash incentive compensation and long-term equity compensation awards as detailed above.

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

2007 Stock Plan

The Company’s Board of Directors and stockholders approved and adopted the 2007 Stock Plan on May 7, 2007 (the “2007 Plan”).  The 2007 Plan provides for the grant of restricted stock, incentive and/or non-qualified options,and stock appreciation rights (“SARs”) to employees, directors and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Common Stock. The purpose of the 2007 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company, and to attract new employees, directors and consultants with outstanding qualifications. The 2007 Plan is administered by the Compensation Committee on behalf of the Board of Directors which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 2007 Plan.

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
_____________________________________________________________________________________________

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

Dated: January 6, 2010
Pacific Asia Petroleum, Inc.

By:	/s/ FRANK C. INGRISELLI
Frank C. Ingriselli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK C. INGRISELLI	Director, President and Chief Executive Officer	January 6, 2010
Frank C. Ingriselli

/s/ STEPHEN F. GROTH	Vice President and Chief Financial Officer	January 6, 2010
Stephen F. Groth	(Principal Accounting and Financial Officer)

/s/ JAMES F. LINK	Director	January 6, 2010
James F. Link

/s/ ELIZABETH P. SMITH	Director	January 6, 2010
Elizabeth P. Smith

/s/ WILLIAM E. DOZIER	Director	January 6, 2010
William E. Dozier

/s/ ROBERT C. STEMPEL	Director	January 6, 2010
Robert C. Stempel