Form 10-Q/A
period 2009-09-30
Pacific Asia Petroleum Inc
filed 2010-01-06
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q /A
_______________________

Amendment No. 1

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

- table of contents -

The Company has agreed to issue 300,000 more shares to HCK upon the signing of certain contracts by the CJVC with respect to the Fulaerjiqu oilfield.   The options will not vest immediately, and vesting will be contingent upon the achievement of certain milestones related to the entry by the CJVC into certain EORP-related development contracts pertaining to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each deliver to the CJVC a significant percentage of the oil produced and/or fixed fees per ton for the incremental production using the technology covered by the LXD Patents.

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

Dated:  Janaury 6, 2010                                                                                         Pacific Asia Petroleum, Inc.
/s/ Frank C. Ingriselli
Frank Ingriselli
President and Chief Executive Officer

- table of contents -