Form 10-K
period 2009-12-31
Pacific Asia Petroleum Inc
filed 2010-03-02
CIK 1402281

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

001-34525
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
Common Stock, $0.001 par value.
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”  and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☑	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $53,900,873 (based on $1.98 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date).  For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.  As of  March 1, 2010, there were 48,257,896 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on June 9, 2010 are incorporated by reference in Part III of this report.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Pacific Asia Petroleum, Inc. and its subsidiaries and joint-ventures, (i) Pacific Asia Petroleum, Limited, (ii) Inner Mongolia Production Company (HK) Limited, (iii) Pacific Asia Petroleum (HK) Limited, (iv) Inner Mongolia Sunrise Petroleum  Co. Ltd., (v)  Pacific Asia Petroleum Energy Limited, (vi) Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited, and  (vii) CAMAC Petroleum Limited (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Lack of meaningful operating history, operating revenue or earnings history.
•	Dependence on key personnel.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant shareholders.
•	Our ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Our ability to raise capital to fund our operations.
•	Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	Competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks, economic conditions.

CERTAIN DEFINED TERMS

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” ” Company,” and “our Company” refer to Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Limited (“PAPL”), Pacific Asia Petroleum Energy Limited (“PAPE”), Inner Mongolia Production Co (HK) Limited (“IMPCO HK”), Pacific Asia Petroleum (HK) Limited (“PAP HK”), Inner Mongolia Sunrise Petroleum  Co. Ltd.(“IMPCO Sunrise”), Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited  (”Dong Fang”), and CAMAC Petroleum Limited (“CPL,” and collectively, the “Company”). References to “PAP” refer to Pacific Asia Petroleum, Inc. prior to the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries thereof, effective May 7, 2007.  Historical financial results presented herein are the results of IMPCO from inception on August 25, 2005 to May 6, 2007 and the consolidated entity Pacific Asia Petroleum, Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as Pacific Asia Petroleum, Inc.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Pacific Asia Petroleum, Inc. is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate. Members of the Company’s senior management team have experience in the fields of petroleum engineering, geology, field development and production, operations, international business development and finance.  Members of the Company’s management team have held management and executive positions with Texaco Inc. and other international energy companies and have managed energy projects in the People’s Republic of China (the “PRC” or “China”) and elsewhere. Members of the Company’s management team also have experience in oil drilling, operations, geology, engineering, government relations and sales in China’s energy sector.  The Company considers itself currently to be engaged in a single business segment--oil and gas exploration, development and production.

The Zijinshan Production Sharing Contract

On October 26, 2007, Pacific Asia Petroleum, Limited (“PAPL”), a wholly-owned subsidiary of the Company, entered into a Production Sharing Contract (“ PSC”) with China United Coalbed Methane Co., Ltd. (“CUCBM”) (the Chinese Government-designated company holding exclusive rights to negotiate with foreign companies with respect to coalbed methane (“CBM”) production in China)  exclusive rights to a large contract area located in the Shanxi Province of China ( the “CUCBM Contract Area”), for the exploitation of CBM resources (the "Zijinshan PSC"). The Zijinshan PSC provides, among other things, that PAPL, following approval of the Zijinshan PSC by the Ministry of Commerce of China, has  a minimum commitment for the first three years to drill three exploration wells and to carry out 50 km of 2-D seismic data acquisition (an estimated expenditure of $2.8 million), and in the fourth and fifth years  PAPL will drill four pilot development wells at an estimated cost of $2 million (in each case subject to PAPL’s right to terminate the Zijinshan PSC). That five year period constitutes the exploration period, which is subject to extension.  After the exploration period, but before commencement of the development and production period, CUCBM will have the right to acquire a 40% participating interest and to work jointly and  pay its participating share of costs to develop and produce CBM under the Zijinshan PSC. Pursuant to the Zijinshan PSC, all CBM resources (including all other hydrocarbon resources) produced from the CUCBM Contract Area are shared as follows:  (i) 70% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 70% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split  with CUCBM and PAPL collectively receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China.

The Zijinshan PSC has a term of 30 years and was approved in April 2008 by the Ministry of Commerce of China. In December 2008, the Company and CUCBM finalized a mutually agreed work program pursuant to which the Company has now commenced exploration operations under the Zijinshan PSC. The Zijinshan PSC is in close proximity to the major West-East and the Ordos-Beijing gas pipelines which link the gas reserves in China’s western provinces to the markets of Beijing and the Yangtze River Delta, including Shanghai. The Zijinshan PSC covers an area of approximately 175,000 acres.

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 162 kilometers of seismic under the work program.  Based on the seismic interpretation, four potential well locations were identified.  A regional environmental impact assessment study (“EIA”) has also been completed.  Following completion of a site-specific EIA study, the Company spudded well ZJS 001 on September 30, 2009.  This well intersected 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation as anticipated.  The well reached total depth in mid-November 2009.  Core samples have undergone laboratory testing, including tests for gas content, gas saturation and coal characteristics.  Based on the results of these tests,  at the latest Zijinshan PSC Joint Management Committee (JMC) meeting, the Company agreed to a 2010 work program which includes undertaking further technical studies related to the CUCBM Contract Area and drilling at least two additional wells there.

The Chifeng Oil Opportunity

Through Inner Mongolia Sunrise Petroleum Co. Ltd. (“IMPCO Sunrise”), the Company in 2006 commenced operational activities in China and successfully drilled its first well in a prospective area in Inner Mongolia in cooperation with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”) pursuant to a Contract for Cooperation and Joint Development (the “Chifeng Agreement”) (described in greater detail under “Principal Business Strategy” of this section).  The Company’s drilling operations in this area have been suspended pending receipt of a production license from the Chinese government.  The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement with the goal of increasing the financial incentives to all the parties involved, and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to participate in the existing production from the 22 sq. km. Kerqing Oilfield. Participation in the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  As of December 31, 2009, there was no certainty that any of these strategies will ultimately succeed in obtaining a production license for the Chifeng area, but the Company intends to continue in these efforts.

Handan Gas Distribution Venture

The Company entered into a Letter of Intent in November 2008, to potentially acquire a 51% ownership interest in Handan Chang Yuan Natural Gas Co., Ltd. (“HGC”) from the Beijing Tai He Sheng Ye Investment Company Limited. HGC owns and operates gas distribution assets in and around Handan City, China. HGC was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HGC has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HGC also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources.   On July 7, 2009, the Company entered into a revised Letter of Intent  with Handan Hua Ying Company Limited (“Handan”) relating to the possible acquisition of a 49% interest in HGC. The Company will continue its evaluation of this potential acquisition including the possibility of bringing in partners.

Enhanced Oil Recovery and Production (“EORP”)

On May 13, 2009, PAP and its wholly-owned Hong Kong subsidiary, PAPE, entered into a Letter of Understanding (“LOU”), which was amended and further detailed in various other associated agreements that were executed on June 7, 2009, with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties agreed to form Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited(“Dong Fang”) as a new Chinese joint venture company, to be 75.5% owned by PAPE and 24.5% owned by LXD, into which  LXD would assign certain pending patent rights related to chemical enhanced oil recovery (the “LXD Patents”).  Dong Fang was officially incorporated under Chinese law on September 24, 2009. As required by the LOU, and pursuant to that certain Agreement on Cooperation, dated June 7, 2009, and as amended on June 25, 2009 (the “AOC”), entered into by and between PAPE and LXD, upon the effectiveness of the assignment of the LXD Patents to Dong Fong by LXD on November 27, 2009, (i) the Company paid LXD and HCK $100,000 each, (ii) PAP has issued shares of PAPE to Best Source Group Holdings Limited, a Hong Kong company designated by HCK (“BSG”), to provide BSG with a 30% ownership interest in PAPE, with the Company retaining the balance 70% ownership interest in PAPE, and (iii) the Company has issued to HCK’s designee 100,000 shares of Common Stock of the Company and options to purchase up to 400,000 additional shares of Common Stock of the Company. These options were approved for issuance by the Board of Directors at an exercise price of $4.62 per share, which was the closing sale price of the Company’s Common Stock at that date the Company’s issuance obligation was triggered upon achievement of the applicable milestone under the LOU on November 27, 2009 as reported by NYSE Amex. The Company has also agreed to issue 300,000 more shares of Company Common Stock to HCK or his designee upon the signing of certain contracts by Dong Fang with respect to the Fulaerjiqu oilfield.   All the options granted to HCK do not vest immediately; vesting will be contingent upon the achievement of certain milestones related to the entry by Dong Fang into certain EORP-related development contracts pertaining to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each deliver to Dong Fang a significant percentage of the incremental oil production and/or fixed fees per ton for the incremental production which results from using the technology covered by the LXD Patents.

In addition, LXD has been engaged as a consultant by Dong Fang to provide research and development services, training, and assistance in promoting certain other opportunities developed by him that target the application of the technology embodied in the LXD Patents, including assistance with entering into a contract with respect to the Liaohe Oilfield (the “Liaohe Contract”), and helping to develop projects in both the Shandong Province and the Xinjiang autonomous region of the People’s Republic of China for the provision and application of technology and chemicals developed by LXD.

The Company has agreed to loan up to $5 million to PAPE, which may then invest up to RMB 30,000,000 (approximately $4.4 million) into Dong Fang, with a portion of this being a requirement to invest RMB 22,650,000 as PAPE’s share of the registered capital of Dong Fang, when and to the extent required under applicable law.  PAPE’s capital investment will be used by Dong Fang to carry out work projects, fund operations, and to make, together with PAPE, aggregate payments of up to $1.5 million in cash to LXD and HCK. The payments of up to $1.5 million in cash  to LXD and HCK are subject to the achievement of certain milestones pursuant to the LOU, including the formation of Dong Fang, the transfer of the LXD Patents to Dong Fang, and the signing of the contracts with respect to the Fularjiqu Oilfield and the Liaohe Contract by Dong Fang, as well as certain production-based milestones resulting from the implementation of these contracts. As of December 31, 2009, $500,000 of milestone payments had been paid or accrued by PAPE. The loan from the Company to PAPE will be repaid from funds distributed to PAPE by way of dividends or other appropriate payments from Dong Fang.  As of December 31, 2009, the Company has loaned a total of $1.3 million to PAPE, and PAPE has invested a total of RMB 4.8 million (approximately US$700,000) into Dong Fang.

In accordance with the terms of the LOU, as amended on June 7, 2009, PAPE, LXD and the Company’s existing Chinese joint venture company, Inner Mongolia Sunrise Petroleum Co. Ltd. (“IMPCO Sunrise”), entered into an Assignment Agreement of Application Right for Patent, Consulting Engagement Agreement, and an Interest Assignment Agreement.  Upon formation of Dong Fang on September 24, 2009, all these and other agreements entered into by IMPCO Sunrise on behalf of Dong Fang were assigned by IMPCO Sunrise to Dong Fang.

With these EORP-related agreements signed and in place, the Company through Dong Fang has commenced operations in various oil fields located in the Liaoning, Shandong, and Xinjiang Provinces in China.  In the year ended December 31, 2009, the Company recorded initial revenues, cost of sales and expenses from the EORP business activities.

Oyo Field Production Sharing Contract Interest

On November 18, 2009, the Company entered into the Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with CAMAC Energy Holdings Limited and certain of its affiliates (“CAMAC”) pursuant to which the Company agreed to acquire all of CAMAC’s 60% interest in production sharing contract rights with respect to that certain oilfield asset known as the Oyo Field (the “Contract Rights”) and the transactions contemplated thereby, including the election of directors of the Company (the “Transaction”).  The Purchase Agreement, provides that, among other things: (i) CAMAC will transfer the Contract Rights to CAMAC Petroleum Limited, a newly-formed Nigerian entity wholly-owned by the Company, in consideration for the Company’s payment of  $38.84 million in cash (subject to  possible reduction pursuant to the agreement in principle between CAMAC and the Company which will reduce such payment  amount by a portion of CAMAC’s net cash flow generated by production from the Oyo Field through the closing of the Transaction) and the issuance of the Company’s Common Stock, par value $0.001 per share, equal to 62.74% of the Company’s issued and outstanding Common Stock, after giving effect to the Transaction; and (ii) for a period commencing on the closing of the transactions contemplated by the Purchase and Sale Agreement (the “Closing”) and ending the date that is one year following the Closing, the Company’s Board of Directors will consist of seven members, four of whom will be nominated by CAMAC.

The Transaction is expected to close during the first quarter of 2010, and is subject to the satisfaction of customary and other conditions to Closing, including, without limitation:  (i) the negotiation and entry by the parties into certain other agreements as set forth in the Purchase and Sale Agreement in forms reasonably satisfactory to the parties; (ii) the Company’s consummation of a financing on terms reasonably acceptable to CAMAC resulting in gross proceeds of at least $45 million to the Company; and (iii) the approval of the Company’s stockholders of the Purchase and Sale Agreement and the transactions contemplated thereby.  The Purchase and Sale Agreement also contains other customary terms, including, but not limited to, representations and warranties, indemnification and limitation of liability provisions, termination rights, and break-up fees if either party terminates under certain  circumstances.  The Company has already raised $20 million in a financing (disclosed below) and plans to raise an additional $25 million in connection with its obligation under the Purchase and Sale Agreement.  However, if the Company is unable to consummate such additional financing, agree upon the terms of the other required agreements between the parties or satisfy any of the other closing conditions set forth in the Purchase and Sale Agreement, the Company may be unable to consummate the Purchase and Sale Agreement.

At the Closing of the Transaction, and subject to stockholder approval prior to Closing, the Company’s name will be changed to CAMAC Energy Inc.  The Transaction, if consummated, will result in a change of control of the Company.

Registered Direct Offering

On February 16, 2010, the Company consummated the offer and sale of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers (1) warrants to purchase up to an additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), exercisable commencing 6 months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares are to be sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the offering ($1,200,000), as well as a 5-year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the offering (150,000 shares of Common Stock), plus any shares underlying the Warrants. Rodman’s warrant has the same terms as the Warrants issued to the Purchasers in the offering except that the warrant is not exercisable until the 6-month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the offering are planned to be used by the Company for working capital purposes, and also may be used by the Company to fund the Company’s acquisition from CAMAC of the Contract Rights with respect to the Oyo Field, which began production in December 2009.

 Our History and Corporate Structure

General

The Company was incorporated in the State of Delaware in 1979 under the name “Gemini Marketing Associates, Inc.”  In 1994, the Company changed its name from “Gemini Marketing Associates, Inc.” to “Big Smith Brands, Inc.”;  in 2006 it again changed its name to “Pacific East Advisors, Inc.”;  and in 2007 it again changed its name to “Pacific Asia Petroleum, Inc.” As Big Smith Brands, Inc., the Company operated as an apparel company engaged primarily in the manufacture and sale of work apparel, and was listed on the Nasdaq Stock Market’s Small-Cap Market from 1995 until December 4, 1997, and the Pacific Stock Exchange from 1995 until April 1, 1999.  In 1999, the Company sold all of its assets related to its workwear business to Walls Industries, Inc., and in 1999 filed for voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. The final bankruptcy decree was entered on August 8, 2001, and thereafter the Company existed as a “shell company,” but not a “blank check” company, under regulations promulgated by the SEC and had no business operations and only nominal assets until May 2007, when it consummated the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries of the Company.  See “The Mergers” below.  In December 2007, the Company merged these wholly-owned subsidiaries into the parent company, resulting in the cessation of the separate corporate existence of each of IMPCO and ADS and the assumption by the Company of the businesses of IMPCO and ADS.  In connection with the mergers, the Company changed its name from “Pacific East Advisors, Inc.” to “Pacific Asia Petroleum, Inc.”  In July 2008, the Company consummated the merger of Navitas Corporation, a Nevada corporation whose sole assets were comprised of Company Common Stock and certain deferred tax assets, with and into the Company, and the separate corporate existence of Navitas Corporation ceased upon effectiveness of the merger.  On November 5, 2009, the Company’s common stock became listed on the NYSE Amex under the symbol “PAP.”

Subsidiaries and Joint Ventures

The following summarizes the corporate structure of PAP and its subsidiaries (“we,” “our,” “us,” or the “Company”), and its joint venture partner.

 Inner Mongolia Production Company (HK) Limited – In December 2005, the Company formed a Hong Kong corporation, Inner Mongolia Production Company (HK) Limited, which is a wholly-owned subsidiary of the Company (“IMPCO HK”), for the purpose of entering into certain business transactions in China.  IMPCO HK is a joint venture partner in Inner Mongolia Sunrise Petroleum Co. Ltd., described in more detail below.

Inner Mongolia Sunrise Petroleum Co. Ltd. and Beijing Jinrun Hongda Technology Co., Limited – In March 2006, the Company formed Inner Mongolia Sunrise Petroleum Co. Ltd.(“IMPCO Sunrise”), a Chinese joint venture company which is owned 97% by IMPCO HK and 3% by Beijing Jinrun Hongda Technology Co., Ltd. (“BJHTC”), an unaffiliated Chinese corporation.  The Company formed IMPCO Sunrise as an indirect subsidiary to engage in Chinese energy ventures.  Under Chinese law, a foreign-controlled Chinese joint venture company must have a Chinese partner. BJHTC is IMPCO HK’s Chinese partner in IMPCO Sunrise. IMPCO Sunrise is governed and managed by a Board of Directors comprised of three members, two of whom are appointed by IMPCO HK and one by BJHTC.  Through December 31, 2008 IMPCO HK advanced a total of $400,507 to BJHTC, which then invested that amount in IMPCO Sunrise and issued notes to IMPCO HK for that amount. The notes a were repayable in Chinese yuan (“RMB”).  As of December 31, 2008, IMPCO HK recorded an impairment adjustment of $273,618 on these notes to reduce the carrying amount to $386,415. Based upon the delay in achieving net income in IMPCO Sunrise, the impact of the significant decline in the price of oil in the second half of 2008, the amount of uncollected interest on the note, and the required date for repayment, it was determined in the fourth quarter of 2008 that the note was impaired. The impairment adjustment included the write-off of accrued interest included in the principal balance.  BJHTC is obligated to apply any remittances received from IMPCO Sunrise directly to IMPCO HK. IMPCO Sunrise is authorized to pay these remittances directly to IMPCO HK on BJHTC’s behalf, until the debt is satisfied. On December 31, 2009 the total recorded capital of IMPCO Sunrise was reduced by agreement among IMPCO Sunrise and its owners, and the reduction (including the BJHTC share) was reclassified as an intercompany loan from IMPCO HK to IMPCO Sunrise.  The outside note receivable of IMPCO HK from BJHTC was reduced as a result, without recording any additional impairment adjustment.   The recorded balance for this note receivable was $33,015 at December 31, 2009.  IMPCO Sunrise is a party to the Chifeng Agreement and is pursuing the Chifeng opportunity as described above.

Pacific Asia Petroleum, Limited – In September 2007, the Company formed Pacific Asia Petroleum, Limited (“PAPL”) as a wholly-owned Hong Kong corporate subsidiary of the Company for the purpose of entering into certain business transactions in China.  The Company is the sole shareholder of PAPL.

Pacific Asia Petroleum (HK) Limited – In May 2008, the Company formed a Hong Kong corporation, Pacific Asia Petroleum (HK) Limited, which is a wholly-owned subsidiary of the Company (“PAP HK”), for the purpose of entering into certain business transactions in China.  PAP HK has not entered into any transactions to date.

Pacific Asia Petroleum Energy Limited – In April 2009, the Company formed a Hong Kong corporation, Pacific Asia Petroleum Energy Limited (“PAPE”), which, after the transfer of PAPE shares to BSG, is 70% owned by PAP and 30% owned by BSG, in connection with the establishment of the Company’s Enhanced Oil Recovery and Production program and operations (“EORP”), as described in greater detail below.

Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited – In September 2009, the Company formed Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”), a Chinese joint venture company which is owned 75.5% by PAPE and 24.5% by LXD.  Dong Fang was formed in connection with the Company’s EORP program and operations, as described in greater detail below.

CAMAC Petroleum Limited – In December 2009, the Company formed a Nigerian corporation, CAMAC Petroleum Limited, which is a wholly-owned subsidiary of the Company, for the purpose of acquiring the Oyo Field production sharing contract interest as described elsewhere in this report.

The following chart reflects our current corporate organizational structure:

Our executive offices are located at 250 East Hartsdale Ave., Suite 47, Hartsdale, New York 10530 and our telephone number is (914) 472-6070. We also have an office located in Beijing, China. We maintain a website at www.papetroleum.com that contains information about us, but that information is not a part of this report.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available on the Company’s website free of charge as soon as practicable after such reports are electronically filed or furnished to the SEC.  Investors may also register on the Company’s website to receive updates about the Company.

Our Industry

China’s Oil and Gas Industry

After slowing in 2008 and early 2009, economic growth in China accelerated in recent quarters and is expected to continue at a faster pace than in the countries of the Organization of Economic Cooperation and Development (“OECD”) and most other developing countries, as will China’s consumption of increasing amounts of energy. Despite significant recent improvements in energy efficiency, China’s economy is still less energy-efficient than the U.S.’s economy, requiring nearly twice as many BTUs per dollar of Gross Domestic Product (“GDP”).  As a result, China's growth is expected to continue to amplify the country’s increasing energy demand for some time (U.S. Department of Energy: International Energy Annual & International Petroleum Monthly). China’s GDP grew to $4.33 trillion in 2008 at market exchange rates (World Bank data), making China the 3rd largest economy in the world, with output only 12% below that of Japan.  China passed Japan in late 2003 to become the world’s second largest petroleum consumer. According to data from the U.S. Department of Energy, between 2000 and 2008, oil use in China grew by an average of 6.3% per year. In 2008, Chinese demand reached 7.8 million barrels per day, more than one-third the level in the United States. At the same time, domestic crude oil output in China has grown more slowly over the past five years, forcing imports to expand rapidly to meet demand. Since 2000, China’s oil imports have more than doubled, growing from 1.4 million barrels per day to 3.6 million barrels per day in 2008, when they accounted for nearly half of Chinese oil demand.

According to testimony by Jeffrey Logan, Senior Energy Analyst and China Program Manager at the International Energy Agency, to the U.S. Senate Committee on Energy and Natural Resources on February 3, 2005, China has become an economic superpower and now plays a key role in the supply and demand of many global commodity markets, including oil. He indicated that while China’s historical growth was not dependent on energy, its growth was now very dependent on the development and growth of oil and gas, with every one percent increase in GDP causing energy demand to grow by over 1.5 percent.  Although the Chinese government has set a goal of reducing per-GDP energy consumption by 20% between 2005 and 2010, the strong linkage between energy and China’s economic growth is reflected in the forecasts of the International Energy Agency (“IEA”).  In its 2008 World Energy Outlook, the IEA projected that China’s petroleum demand would continue to grow at 3.5% per year through 2030, increasing by 9 million barrels per day and accounting for 43% of global oil demand growth over this period. Nor is the energy impact of China’s growth confined to oil.  In its latest forecast, the IEA expects China and India together to account for more than half of all incremental global energy demand through 2030, including over 1.3 million MW of new power generation in China, along with a rapid increase in natural gas consumption.

Natural gas represents a particularly under-utilized energy source in China, supplying only 3% of the country’s energy needs, compared with 23% globally and in the U.S. We believe that its low emissions, combined with the low cost and high efficiency of gas turbines, make gas an attractive fuel for meeting China’s future electric power demand. This will be particularly important in light of China's newly-announced goal of reducing the carbon-intensity of its economy by 40-45% by 2020, compared to 2005, in light of the much lower emissions from gas-fired power plants relative to those burning coal. The Chinese government has indicated that it would like to expand gas use significantly, and the National Development and Reform Commission has set a goal of increasing gas’ share of the market to 5.3% by 2010 (U.S. Department of Energy: International Energy Annual & International Petroleum Monthly). China’s domestic natural gas production increased to 76 billion cubic meters (2.7 trillion cubic feet) in 2008 (China National Bureau of Statistics) and is planned to double to 160 billion cubic meters (5.7 trillion cubic feet) by 2015 (China Daily, quoting an official of the Ministry of Land and Resources).  In spite of this expansion, some sources foresee a gas supply shortfall as large at 90 billion cubic meters per year by 2020.

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

Through successive “Five Year Plans,” China has undertaken a strategic reorganization in the oil industry by means of market liberalization, internalization, cost-effectiveness, scientific and technological breakthrough and sustainable development. Changes were made in the structures of oil reservation and exploration such as permitting more oil imports into the domestic market and allocating a greater percentage of oil and gas in non-renewable energy consumption. The reorganization was aimed at ensuring a smooth and sustainable oil supply, at low cost and meeting a goal for sound economic growth. The guiding principles of reform focused on developing the domestic market by expanding exploration efforts while practicing conservation and building oil reserves. These efforts focused on building key infrastructure for oil and gas transportation and storage by targeting the development of oil and gas pipelines to a target of 14,500 km in total length, and building storage facilities, including a strategic petroleum reserve of approximately 100 million barrels and facilities for 1.14 billion cubic meters of gas (40 billion cubic feet). In order to further technical development and innovation, substantial resources were devoted to oil and gas exploration.

Chinese policymakers and state-owned oil companies have embarked on a multi-pronged approach to improve oil security by diversifying suppliers, building strategic oil reserves, purchasing equity oil stakes abroad, and enacting new policies to lower demand. When it became a net oil importer in 1993, almost all of China’s crude imports came from Indonesia, Oman and Yemen. After diversifying global oil purchases over the past decade, Chinese crude imports now come from a much wider range of suppliers. In 2008, Saudi Arabia was China’s largest supplier, accounting for 20 percent of imports, followed by Angola, Iran, Oman and Russia.  50% of China’s crude oil imports come from the Middle East, and 30% from Africa (U.S. Department of Energy: China Country Analysis Brief.) The three major government-owned oil companies in China are (i) China Petroleum & Chemical Company, or “Sinopec,” (ii) China National Offshore Oil Corporation, or “CNOOC,” and (iii) PetroChina Company Limited, or “PetroChina” (also sometimes referred to as “China National Petroleum Corporation” or “CNPC,” which is the government company owning the majority of PetroChina). PetroChina is China’s largest producer of crude oil and natural gas and has operations in 29 other countries. Sinopec is China’s largest refining, storage and transmission company. CNOOC is China’s largest offshore oil and gas exploration and development company. Each of these companies has been granted a charter by the Chinese government to engage in various stages of oil and gas procurement, transportation and production in China. Substantially all oil and gas exploration, storage and transportation by foreign entities in China must be conducted via joint ventures with one of these companies, or with another Chinese company that has entered into an arrangement with one of these companies and been authorized by the appropriate government authorities to engage in such activities in China.

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

While the barriers to entry for foreign entities to engage in the development of oil and gas resources in China have recently eased, we believe that many small companies still face significant hurdles due to their lack of experience in the Chinese petroleum industry. Development requires specialized grants and permits, experience with operating in and China and dealing with challenging cultural and political environments in remote regions and the ability to manage projects efficiently during times of resource shortages. The Company hopes to take advantage of the energy development opportunities that exist in China today by leveraging its management team’s prior exploration experiences in China and existing relationships with oil industry executives and government officials in China. In addition, we believe that members of the Company’s production team have the hands-on experience with projects in Asia that we believe is essential to any successful petroleum project in China.

China’s economic growth has been affected by the global financial crisis and recession, declining to a year-on-year rate of 6.8% in the fourth quarter of 2008.  However, by the third quarter of 2009 growth had rebounded to 8.9%, due in large part to a government fiscal stimulus amounting to 4 trillion RMB ($586 billion), which included investment in energy infrastructure (World Bank: China Quarterly Update, December 2008 and November 2009).   Estimates indicate growth should average 8% for 2009 and continue at or above that level into 2010 (World Bank website.) We believe China remains a very attractive investment opportunity as the global economy begins to recover.

The Nigerian Oil and Gas Industry

If  the closing occurs on our acquisition of the Contract Rights from CAMAC with respect to the Oyo Field, we will also have an interest in the Nigerian oil and gas industry.  Nigeria is classified as an emerging market, and is rapidly approaching middle income status, with its abundant supply of resources, well-developed financial, legal, communications, transport sectors and stock exchange (the Nigerian Stock Exchange), which is the second largest in Africa. Nigeria is ranked 37th in the world in terms of GDP (PPP) as of 2007. Nigeria is the United States' largest trading partner in sub-Saharan Africa and supplies a fifth of the U.S.’s imported oil (11% of oil imports). It has the seventh-largest trade surplus with the U.S. of any country worldwide. Nigeria is currently the 50th-largest export market for U.S. goods and the 14th-largest exporter of goods to the U.S. The United States is the country's largest foreign investor. The bulk of economic activity is centered in four main cities: Lagos, Kaduna, Port Harcourt, and Abuja. Beyond these four economic centers, development is marginal.

According to Oil and Gas Journal (“OGJ”), Nigeria had an estimated 36.2 billion barrels of proven oil reserves as of January 2009. The majority of reserves are found along the country’s Niger River Delta and offshore in the Bight of Benin, the Gulf of Guinea and the Bight of Bonny. Current exploration activities are mostly focused in the deep and ultra-deep offshore with some activities planned in the Chad basin, located in the northeast of the country.

Nigeria is an important oil supplier to the United States. Over half of the country’s oil production is exported to the United States (see exports below) and the light, sweet quality crude is a preferred gasoline feedstock. Consequently, disruptions to Nigerian oil production impacts trading patterns and refinery operations in North America and often affect world oil market prices.

Since December 2005, Nigeria has experienced increased pipeline vandalism, kidnappings and militant takeovers of oil facilities in the Niger Delta. The Movement for the Emancipation of the Niger Delta (“MEND”) is the main militant organization attacking oil infrastructure for political objectives, claiming to seek a redistribution of oil wealth and greater local control of the sector. Additionally, kidnappings of oil workers for ransom are also common and security concerns have led some oil services firms to pull out of the country and oil workers unions threatening to strike over security issues for their members.

The instability in the Niger Delta has caused significant amounts of shut-in production and several companies declaring force majeure on oil shipments.  The U.S. Energy Information Administration (“EIA”) estimates Nigeria’s effective oil production capacity to be around 2.7 million barrels per day (bbl/d) but as a result of attacks on oil infrastructure, 2008 monthly oil production ranged between 1.8 million bbl/d and 2.1 million bbl/d. Additional supply disruptions for the year were the result of worker strikes carried out by the Petroleum and Natural Gas Senior Staff Association of Nigeria (“PENGASSAN”) that shut-in 800,000 bbl/d of ExxonMobil’s production for about 10 days in late April/early May.

In 2008, Nigerian crude oil production averaged 1.94 million bbl/d, making it the largest crude oil producer in Africa. If current shut-in capacity were to have been online, EIA estimates that Nigerian production could have reached 2.7 million bbl/d in 2008. As a member of the Organization of Petroleum Exporting Countries (“OPEC”), Nigeria has agreed to abide by allotted crude production limits that have varied over the years but do not appear to have an impact on production volumes or investment decisions to the same degree as unrest in the Niger Delta.

The major foreign producers in Nigeria are Shell, Chevron, ExxonMobil, Total, and Eni/Agip. Recent developments in the upstream sector include the start up of the Chevron-operated Agbami field in September 2008, with expected peak production of 250,000 bbl/d by the end of 2009.

Non-crude petroleum production was about 230,000 bbl/d in 2008, bringing total oil production to 2.17 million bbl/d for the year. This amount should increase in the short-term with Total’s Akpo condensate field coming onstream in 2009 and expected to peak at 180,000 bbl/d.

In 2008, Nigerian exported most of its 2.17 million bbl/d of oil production (approximately 1.9 million bbl/d were exported). Of this, 990,000 bbl/d (44 percent) was exported to the United States, making Nigeria the 5th largest foreign oil supplier to the United States. Over the past year, volatility in Nigerian oil supplies has led some U.S. refiners to stop purchasing Nigerian crudes.

Additional importers of Nigerian crude oil include Europe (25 percent), Brazil (7 percent), India (11 percent) and South Africa (4 percent). Despite shut-in production, Nigerian trade patterns appear to have remained stable over the past year, most of which can be attributed to capacity additions from the Chevron-operated Agbami oilfield in September 2008 combined with slightly decreasing domestic consumption and declining world demand.

Nigeria has six export terminals including Forcados and Bonny (operated by Shell); Escravos and Pennington (Chevron); Qua Iboe (ExxonMobil) and Brass (Agip) with deeper offshore production being exported directly from the Floating Production Storage and Offloading (“FPSO”) vessels. According to the Energy Intelligence Group’s International Crude Oil Market Handbook, Nigeria’s export blends are light, sweet crudes, with gravities ranging from API 29 – 47 degrees and low sulfur contents of 0.05 – 0.3 percent. Most Nigerian crudes trade at a premium to Brent, the North Sea benchmark crude.

Principal Business Strategy

The Company is a development-stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate.

China Strategy

In 2006, the Company commenced operations in China and is currently engaged in the business of oil and gas exploration, development, production and distribution in China. The Company has entered into a production sharing contract for CBM, an oil development opportunity, letters of intent for joint cooperation on a gas distribution venture, and agreements related to EORP activities in China.  The Company has also entered into a contract for the acquisition of an interest in a production sharing contract on an oilfield in Nigeria called the Oyo Oil Field, discussed elsewhere in this report.

The Zijinshan PSC

On October 26, 2007, PAPL entered into the Zijinshan PSC with CUCBM, the Chinese Government-designated company holding exclusive rights to negotiate with foreign companies with respect to CBM production, covering an area in the Shanxi Province of China referred to as the Zijinshan Block (the “CUCBM Contract Area”).  The CUCBM Contract Area is approximately 175,000 acres, and is in proximity to the major West-East gas pipeline and the Ordos-Beijing gas pipelines which link the gas reserves in China’s western provinces to the markets of the Yangtze River Delta, including Shanghai. The PSC provides, among other things, that PAPL, following approval of the PSC by the Ministry of Commerce of China, has a minimum commitment for the first three years to drill three  exploration wells and to carry out 50 km of 2-D seismic data acquisition (an estimated expenditure of $2.8 million),  and in the fourth and fifth years PAPL will drill four  pilot development wells at an estimated cost of $2 million (in each case subject to PAPL’s right to terminate the Zijinshan PSC). That five year period constitutes the exploration period, which is subject to extension. During the development and production period, CUCBM will have the right to acquire a 40% participating interest and to work jointly and pay its participating share of costs to develop and produce CBM under the Zijinshan PSC.  Pursuant to the Zijinshan PSC, all CBM resources (including all other hydrocarbon resources) produced from the CUCBM Contract Area are to be shared as follows:  (i) 70% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 70% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the government of China.  The Zijinshan PSC has a term of 30 years and was approved by the Ministry of Commerce of China in April 2008.  In December 2008, the Company and CUCBM finalized a mutually agreed work program pursuant to which the Company may immediately commence exploration operations under the Zijinshan PSC.

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 162 kilometers of seismic under the work program.  Based on the seismic interpretation, four potential well locations were identified.  A regional environmental impact assessment study (“EIA”) has also been completed.  Following completion of a site-specific EIA study, the Company spudded well ZJS 001 on September 30, 2009.  This well intersected 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation as anticipated.  The well reached total depth in mid-November 2009.  Core samples have undergone laboratory testing, including tests for gas content, gas saturation and coal characteristics.  Based on the results of these tests,  at the latest Zijinshan PSC Joint Management Committee (JMC) meeting, the Company agreed to a 2010 work program which includes undertaking further technical studies related to the CUCBM Contract Area and drilling at least two additional wells there.

Chifeng Oil Development Opportunity in Inner Mongolia

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

•
The Company is required to pay: (a) the same amount for the next two wells after each successful well has been drilled, which at December 31, 2009 was approximately US$220,000; and (b) 1,500,000 RMB (about $220,000) for each successful well; and (c) a 5% royalty/management fee from the gross production of crude oil, which shall be paid “in kind” to Chifeng;

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

The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement with the goal of increasing the financial incentives to all the parties involved, and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to participate in the existing production from the 22 sq. km. Kerqing Oilfield. Participation in the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk. At December 31, 2009, there was no certainty that any of these strategies will ultimately succeed in the Company obtaining a Production License for the Chifeng area, but the Company intends to continue in these efforts. Due to these significant uncertainties, the Company recorded an impairment loss on its Chifeng investment in the fourth quarter of 2009.

 Gas Distribution Network

The Company entered into a Letter of Intent in November 2008, to possibly acquire a 51% ownership interest in the Handan Chang Yuan Natural Gas Co., Ltd. (“HGC”) from the Beijing Tai He Sheng Ye Investment Company Limited. HGC owns and operates gas distribution assets in and around Handan City, China. HGC was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HGC has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HGC also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources.  On July 7, 2009 the Company entered into a revised Letter of Intent with Handan Hua Ying Company Limited (“Handan”) relating to the possible acquisition of a 49% ownership interest in HGC.  The Company will continue its evaluation of this possible acquisition including the possibility of bringing in partners.

Enhanced Oil Recovery and Production (“EORP”)

On May 13, 2009, PAP and its wholly-owned Hong Kong subsidiary, PAPE, entered into a Letter of Understanding (“LOU”), which was amended and further detailed in various other associated agreements that were executed on June 7, 2009, with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties agreed to form Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited(“Dong Fang”) as a new Chinese joint venture company, to be 75.5% owned by PAPE and 24.5% owned by LXD, into which  LXD would assign certain pending patent rights related to chemical enhanced oil recovery (the “LXD Patents”).  Dong Fang was officially incorporated under Chinese law on September 24, 2009. As required by the LOU, and pursuant to that certain Agreement on Cooperation, dated June 7, 2009, and as amended on June 25, 2009 (the “AOC”), entered into by and between PAPE and LXD, upon the effectiveness of the assignment of the LXD Patents to Dong Fong by LXD on November 27, 2009, (i) the Company paid LXD and HCK $100,000 each, (ii) PAP has issued shares of PAPE to Best Source Group Holdings Limited, a Hong Kong company designated by HCK (“BSG”), to provide BSG with a 30% ownership interest in PAPE, with the Company retaining the balance 70% ownership interest in PAPE, and (iii) the Company has issued to HCK’s designee 100,000 shares of Common Stock of the Company and options to purchase up to 400,000 additional shares of Common Stock of the Company. These options were approved for issuance by the Board of Directors on January 21, 2010 at an exercise price of $4.62 per share, which was the closing sale price of the Company’s Common Stock at that date the Company’s issuance obligation was triggered upon achievement of the applicable milestone under the LOU on November 27, 2009 as reported by NYSE Amex. The Company has also agreed to issue 300,000 more shares of Company Common Stock to HCK or his designee upon the signing of certain contracts by Dong Fang with respect to the Fulaerjiqu oilfield.   All the options granted to HCK do not vest immediately; vesting will be contingent upon the achievement of certain milestones related to the entry by Dong Fang into certain EORP-related development contracts pertaining to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each deliver to Dong Fang a significant percentage of the incremental oil production and/or fixed fees per ton for the incremental production which results from using the technology covered by the LXD Patents.

In addition, LXD has been engaged as a consultant by Dong Fang to provide research and development services, training, and assistance in promoting certain other opportunities developed by him that target the application of the technology embodied in the LXD Patents, including assistance with entering into a contract with respect to the Liaohe Oilfield (the “Liaohe Contract”), and helping to develop projects in both the Shandong Province and the Xinjiang autonomous region of the People’s Republic of China for the provision and application of technology and chemicals developed by LXD.

The Company has agreed to loan up to $5 million to PAPE, which may then invest up to RMB 30,000,000 (approximately $ 4.4 million) into Dong Fang, with a portion of this being a requirement to invest RMB 22,650,000 as PAPE’s share of the registered capital of Dong Fang, when and to the extent required under applicable law.  PAPE’s capital investment will be used by Dong Fang to carry out work projects, fund operations, and to make, together with PAPE, aggregate payments of up to $1.5 million in cash to LXD and HCK. The payments of up to $1.5 million in cash  to LXD and HCK are subject to the achievement of certain milestones pursuant to the LOU, including the formation of Dong Fang, the transfer of the LXD Patents to Dong Fang, and the signing of the contracts with respect to the Fularjiqu Oilfield and the Liaohe Contract by Dong Fang, as well as certain production-based milestones resulting from the implementation of these contracts. As of December 31, 2009, $500,000 of milestone payments had been paid or accrued by PAPE. The loan from the Company to PAPE will be repaid from funds distributed to PAPE by way of dividends or other appropriate payments from Dong Fang.  As of December 31, 2009, the Company has loaned a total of $1.3 million to PAPE, and PAPE has invested a total of RMB 4.8 million (approximately US$700,000) into Dong Fang.

In accordance with the terms of the LOU, as amended on June 7, 2009, PAPE, LXD and the Company’s existing Chinese joint venture company, Inner Mongolia Sunrise Petroleum Co. Ltd. (“IMPCO Sunrise”), entered into an Assignment Agreement of Application Right for Patent, Consulting Engagement Agreement, and an Interest Assignment Agreement.  Upon formation of Dong Fang on September 24, 2009, all these and other agreements entered into by IMPCO Sunrise on behalf of Dong Fang were assigned by IMPCO Sunrise to Dong Fang.

With these EORP-related agreements signed and in place, the Company through Dong Fang has commenced operations in various oil fields located in the Liaoning, Shandong, and Xinjiang Provinces in China.  In the year  ended December 31, 2009, the Company recorded initial revenues, cost of sales and expenses from the EORP business activities.

Strategy in Nigeria

Oyo Field Production Sharing Contract Interest

On November 18, 2009, the Company entered into the Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with CAMAC Energy Holdings Limited and certain of its affiliates (“CAMAC”) pursuant to which the Company agreed to acquire all of CAMAC’s 60% interest in production sharing contract rights with respect to that certain oilfield asset known as the Oyo Field (the “Contract Rights”) and the transactions contemplated thereby, including the election of directors of the Company (the “Transaction”).  The Purchase and Sale Agreement, provides that, among other things: (i) CAMAC will transfer the Contract Rights to CAMAC Petroleum Limited, a newly-formed Nigerian entity wholly-owned by the Company, in consideration for the Company’s payment of  $38.84 million in cash (subject to  possible reduction pursuant to the agreement in principle between CAMAC and the Company which will reduce such payment  amount by a portion of CAMAC’s net cash flow generated by production from the Oyo Field through the closing of the Transaction) and the issuance of the Company’s Common Stock, par value $0.001 per share, equal to 62.74% of the Company’s issued and outstanding Common Stock, after giving effect to the Transaction; and (ii) for a period commencing on the closing of the transactions contemplated by the Purchase and Sale Agreement (the “Closing”) and ending the date that is one year following the Closing, the Company’s Board of Directors will consist of seven members, four of whom will be nominated by CAMAC.

The Transaction is expected to close during the first quarter of 2010, and is subject to the satisfaction of customary and other conditions to Closing, including, without limitation:  (i) the negotiation and entry by the parties into certain other agreements as set forth in the Purchase and Sale Agreement in forms reasonably satisfactory to the parties; (ii) the Company’s consummation of a financing on terms reasonably acceptable to CAMAC resulting in gross proceeds of at least $45 million to the Company ; and (iii) the approval of the Company’s stockholders of the Purchase and Sale Agreement and the transactions contemplated thereby.  The Purchase and Sale Agreement also contains other customary terms, including, but not limited to, representations and warranties, indemnification and limitation of liability provisions, termination rights, and break-up fees if either party terminates under certain circumstances.  The Company has already raised $20 million in a financing (disclosed elsewhere in this report) from a registered direct offering which was consummated on February 16, 2010.  Net proceeds from the offering are planned to be used by the Company for working capital purposes, and also may be used by the Company to fund the Company’s acquisition from CAMAC of the Contract Rights with respect to the Oyo Field, which began production in December 2009.  The Company plans to raise up to an additional $25 million in connection with its obligation under the Purchase and Sale Agreement.  However, if the Company is unable to consummate such additional financing, agree upon the terms of the other required agreements between the parties or satisfy any of the other closing conditions set forth in the Purchase and Sale Agreement, the Company may be unable to consummate the Purchase and Sale Agreement.

At the Closing of the Transaction, and subject to stockholder approval prior to Closing, the Company’s name will be changed to CAMAC Energy Inc.  The Transaction, if consummated, will result in a change of control of the Company.

The Oyo Field Oil Mining Lease

Allied Energy Plc (“Allied”), a subsidiary of CAMAC, was awarded a deep offshore Oil Prospecting License 210 (the “OPL 210”) on June 3, 1992 by the Ministry of Petroleum Resources of Nigeria and assigned on September 30, 1992 an undivided 2.5% interest in the OPL 210 to CAMAC International (Nigeria) Limited (“CINL”), a subsidiary of CAMAC. After commercial quantities of oil were identified in the OPL 210, Allied successfully converted the OPL 210 into two Oil Mining Leases (“OML”), one of which is the OML 120, each with a term of 20 years, commencing from February 27, 2001.  OML 120 contains the Oyo Field.

The Oyo Field is located in the Gulf of Guinea approximately 75 miles off the Southern Nigerian coast in deep-water, ranging in depth from 100 to 800 meters and covering an area of approximately 910 km2.  The Oyo Field within the OML 120 has an average water depth of approximately 400 meters. The Oyo Field came on stream with production in December 2009. CAMAC has reported to the Company that production from the two producing wells has averaged between 12,000 bpd and 20,000 bpd since December 2009 and associated gas production has been approximately 15 million cubic feet per day.  Gas will be re-injected into the field. The current development plan of the Oyo Field is for 10 years and consists of initially four wells: two producer wells, one gas injection well and one water injection well to maintain pressure.  Gas injection is expected to occur in the next several weeks. Additional production wells have been proposed and a third production well may be drilled as early as the fourth quarter of 2010.  With the possible drilling of a third production well, average production in 2011 is expected to possibly rise to between 23,000 and 25,000 bpd. In the Company’s December 2009 assessment of the valuation of the interest it is acquiring in the Oyo field, it was projected that the net present value was approximately $380 million. In the Company’s updated view, using a reduced oil price scenario, and using an average production rate of only 15,000 bpd in 2010, and 23,000 bpd in 2011, the Company’s current estimated net present value of the asset is approximately $330 million. The Oyo Field will produce into the Floating Production Storage and Offloading (“FPSO”) vessel constructed by Bumi Armada Berhad, the Armada Perdana.

Some of the nearby oilfields to the Oyo Field include (as shown in the above map):

•	OML 125 (“Abo Oilfield”) and OPL 211 operated by Eni S.p.A.;
•	OML 118 (“Bonga Oilfield”) operated by Shell; and
•	OML 133 (“Erha Oilfield”) operated by Exxon.

The Production Sharing Contract

On July 22, 2005, a Production Sharing Contract (the “PSC”) was signed among Allied, CINL and Nigerian Agip Exploration Ltd (“NAE”), a subsidiary of Italy's ENI SpA (one of the world’s largest international energy companies). Pursuant to the PSC, NAE assumed the rights and obligations as the Operating Contractor to the petroleum operations in the Oyo Field and was assigned an undivided 40% interest in the OML 120.  The parties to the OML 120 are represented by the following diagram:

For details regarding the Production Sharing Contract, see the Company’s preliminary proxy statement on Schedule 14A, filed on December 31, 2009.

On December 15, 2009, NAE and CAMAC announced that they had started the production of the Oyo Field, less than 2 years from the date of the Oyo Field’s initial sanctioning.  The initial two subsea production wells are in water depths of up to 400 meters, and are connected to the Armada Perdana Floating Production Storage and Offloading (“FPSO”) vessel. The FPSO has a treatment capacity of 40,000 barrels of liquids per day, with gas treatment and re-injection facilities, and is capable of storing up to 1,000,000 barrels of crude oil. The associated gas will be re-injected into the Oyo Field reservoir by a third well, to prevent flaring and to maximize oil recovery. Additional wells, including a third producer, may be drilled as warranted based on production history.

Competition

The Company anticipates that it will be competing with numerous large international oil companies and smaller oil companies that target opportunities in markets similar to the Company’s, including the CBM, natural gas and petroleum markets. Many of these companies have far greater economic, political and material resources at their disposal than the Company.  The Company believes that its management team’s prior experience in the fields of petroleum engineering, geology, field development and production, operations, international business development, and finance, together with its prior experience in management and executive positions with Texaco Inc. and other international energy companies and prior experience managing energy projects in China and elsewhere, may provide the Company with a competitive advantage over some of its competitors active in the region, particularly with respect to relatively small opportunities that tend to be bypassed by larger companies. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering, government and sales in China’s energy sector. Nevertheless, the market in which we plan to operate is highly competitive and the Company may not be able to compete successfully against its current and future competitors.  See “Part I, Item 1A. “Risks Related to the Company’s Industry” for risk factors associated with competition in the oil and gas industry.

Regulation

Regulation in China

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

•
The National Development and Reform Commission, which was established in March 2003 to consolidate the authorities and functions of the former State Development Planning Commission and the former State Economic and Trade Commission. Its responsibilities include:

•	exercising industry administration and policy coordination authority over China’s oil and gas industry;

•	determining mandatory minimum volumes and applicable prices of natural gas to be supplied to certain fertilizer producers;

•	publishing guidance prices for natural gas and retail median guidance prices for certain refined products, including gasoline and diesel;

•	approving significant petroleum, natural gas, oil refinery and chemical projects set forth under the Catalogues of Investment Projects Approved by the Central Government; and

•	approving Sino-foreign equity and cooperative projects exceeding certain capital amounts.

Regulation and Legislation in the Oil and Gas Industry in Nigeria

After the closing of the Company’s acquisition from CAMAC of the Contract Rights with respect to the Oyo Field located in Nigeria, the Company will also be subject to various regulations in Nigeria.  The following is a list of the primary Nigerian government authorities that exercise control over various aspects of Nigeria’s oil and gas industry:

·	The Minister for Petroleum Resources, who is supported by 3 junior ministers overseeing different aspects of the energy sector.

·	The National Assembly as the legislative arm of government is empowered to pass legislation regarding petroleum matters, which are on the Exclusive Legislative List.

·	The Federal Ministry of Petroleum is responsible for formulating and implementing Government policy.

·	The Department of Petroleum Resources is the regulatory arm of the oil and gas industry.

·	The Ministry of Environment/The Federal Environmental Protection Agency was established in 1988 (Decree No. 50) to protect, restore and preserve the ecosystem of the Nigerian environment.

·	The Federation Inland Revenue Service is responsible for collection of royalties and PPT on behalf of the Nigerian Government.

The primary petroleum legislation in Nigeria is the Petroleum Act of 1969, Section 1 of which provides that:

1.	The entire ownership and control of all petroleum in, under or upon any lands to which this section applies shall be vested in the State.

2.
This section applies to all land (including land covered by water) which “is in Nigeria; or is under the territorial waters of Nigeria; or forms part of the continental shelf; or forms part of the Exclusive Economic Zone of Nigeria.”

The Petroleum Act of 1969 provides for the grant by the Minister of Petroleum Resources of three types of interests – exploration, prospecting and production rights.

1.	Exploration: An Oil Exploration License (“OEL”) is necessary to conduct preliminary exploration surveys. The license is non-exclusive and is granted for a period of one year. It is renewable annually.

2.
Prospecting:  An Oil Prospecting License (“OPL”) allows for more extensive exploration surveys. It is an exclusive license given for a period not exceeding 5 years. It includes the right to take away and dispose of oil discovered while prospecting. Presently Production Sharing Contracts (PSC) are awarded to parties pursuant to a successful bid process. Under the PSC the NNPC is the holder of the legal title to the OPL, while the participating company (the contractor) carries out all operations on a sole risk basis. Upon making a commercial discovery, the proceeds realized are shared between the NNPC and the contractor pursuant to commercial terms set out in the PSC.

3.
Production: The grant of an Oil Mining Lease (“OML”) allows for full scale commercial production once oil is discovered in commercial quantities (currently defined as a flow rate of 10,000 bpd or above). The lease confers the exclusive right to carry out prospecting, exploration, production and marketing activities in and under the specified acreage for a period of 20 years.

The Minister of Petroleum Resources exercises general supervision over all operations carried on under licenses and leases and may make regulations prescribing anything required to be done under the Petroleum Act.

A draft Petroleum Industry Bill (“PIB”) is currently undergoing legislative process at the Nigerian National Assembly. The draft PIB seeks to introduce significant changes to legislation governing the oil and gas sector in Nigeria, including new fiscal regulatory and tax obligations and expanded fiscal and regulatory oversight that may impose additional operational and regulatory burdens on operating contractors under PSCs.  See “Risks Related to the CAMAC Transaction” below.

Environmental Matters

China

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

Product Research and Development

The Company has to date not engaged in any product research or development, however, it does anticipate that Dong Fang will engage in research and development related to its new EORP technology during the Next Year.

Employees and Contractors

As of December 31, 2009 the Company had 34 full-time employees and 13 part-time contractors/employees employed as follows:

	Employees	Part-Time Contractors/ Employees
Administration	26	7
Research and Development/Technical Support	8	6

In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. During the Next Year, the Company may need to hire additional personnel in certain operational and other areas as required for its expansion efforts, and to maintain focus on its then-existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. Subject to the availability of sufficient working capital and assuming initiation of additional projects, the Company currently plans to further increase full-time staffing to a level adequate to execute the Company’s growth plans. As we continue to expand, we will incur additional cost for personnel.

Intellectual Property

The Company through its 75.5%-owned subsidiary,  Dong Fang, owns Patent Application Rights with respect to six patents pending before the PRC Patent Administration covering certain enhanced oil recovery technologies to be used in connection with EORP operations.

ITEM  1A.  RISK FACTORS

The Company’s operations and its securities are subject to a number of risks. The Company has described below all the material risks that are known to the Company that could materially impact the Company’s financial results of operations or financial condition. If any of the following risks actually occur, the business, financial condition or operating results of the Company and the trading price or value of its securities could be materially adversely ffected.

Risks Related to the Company’s Business

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

The Company will need to raise substantial additional funds to fully fund its existing operations, consummate all of its current asset transfer and acquisition opportunities currently contemplated and for the development, production, trading and expansion of its business. On December 31, 2009, the Company had positive working capital of approximately $3.9- (including $3.6 million in cash and cash equivalents).  Other than the recent financing transaction (registered direct offering) disclosed in this report, the Company has no current arrangements with respect to sources of additional financing , and the needed additional financing may not be available on commercially reasonable terms on a timely basis, or at all. The inability to obtain additional financing, when needed, would have a negative effect on the Company, including possibly requiring it to curtail or cease operations. If any future financing involves the sale of the Company’s equity securities, the shares of Common Stock held by its stockholders could be substantially diluted. If the Company borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

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

The Company might not generate or sustain cash flow at sufficient levels to finance its business activities. When and if the Company generates  significant revenues, if such revenues were to decrease due to lower oil and natural gas prices, decreased production or other factors, and if the Company were unable to obtain capital through reasonable financing arrangements, such as a credit line, or otherwise, its ability to execute its business plan would be limited and it could be required to discontinue operations.

The Company’s failure to capitalize on its two existing definitive production agreements, to fully consummate the transactions contemplated by the Letter of Understanding related to its enhanced oil recovery and production opportunities,  and/or enter into additional agreements could result in an inability by the Company to generate sufficient revenues and continue operations even if the CAMAC Transaction is consummated.

The Company’s only definitive production contracts that have been secured to date are (i) the Contract for Cooperation and Joint Development with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”) covering an oil field in Inner Mongolia, and (ii) the Production Sharing Contract entered into with China United Coalbed Methane Co., Ltd. (“CUCBM”) granting the Company exclusive rights to a large contract area located in the Shanxi Province of China ( the “CUCBM Contract Area”), for the exploitation of coalbed methane (“CBM”) and tight gas sand resources (the "Zijinshan PSC"). The Company has not entered into definitive agreements with respect to any other ventures that it is currently pursuing other than (i) the Letter of Understanding, dated May 13, 2009, as amended (the “LOU”), entered into with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), related to the Company’s current enhanced oil recovery and production (“EORP”) operations, and (ii) the proposed CAMAC Transaction. The Company’s ability to consummate the CAMAC Transaction and secure one or more additional ventures is subject to, among other things, (i) the amount of capital the Company raises in the future; (ii) the availability of land for exploration and development in the geographical regions in which the Company’s business is focused; (iii) the nature and number of competitive offers for the same projects on which the Company is bidding; and (iv) approval by government and industry officials. The Company may not be successful in executing definitive agreements in connection with any other ventures, or otherwise be able to secure any additional ventures it pursues in the future. Failure of the Company to capitalize on its existing contracts and/or to secure one or more additional business opportunities would have a material adverse effect on the Company’s business and results of operations, and could result in the cessation of the Company’s business operations, even if the CAMAC Transaction is consummated.

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

The Company is a development-stage company and may continue to incur losses for a significant period of time, dependent upon whether the CAMAC Transaction is consummated and the future net earnings, if any, from the Transaction.

The Company is a development-stage company with minimal revenues to date.  As of December 31, 2009, the Company had an accumulated deficit to stockholders of approximately $20.5 million. The Company expects to continue to incur significant expenses relating to its identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained prior to the generation of significant revenue. Energy ventures, such as oil well drilling projects, generally require a significant period of time before they produce resources and in turn generate profits. The CAMAC Transaction, if consummated, may or may not result in net earnings in excess of the Company’s losses on other ventures under development or in a start-up phase. The Company may not achieve or sustain profitability on a quarterly or annual basis, or at all.

The Company will be dependent upon others for the storage and transportation of oil and gas, which could result in significant operational costs to the Company and depletion of capital.

The Company does not own storage or transportation facilities and, therefore, will depend upon third parties to store and transport all of its oil and gas resources when and if produced. The Company will likely be subject to price changes and termination provisions in any contracts it may enter into with these third-party service providers. The Company may not be able to identify such third-parties for any particular project. Even if such sources are initially identified, the Company may not be able to identify alternative storage and transportation providers in the event of contract price increases or termination. In the event the Company is unable to find acceptable third-party service providers, it would be required to contract for its own storage facilities and employees to transport the Company’s resources. The Company may not have sufficient capital available to assume these obligations, and its inability to do so could result in the cessation of its business.

The Company may not be able to manage its anticipated growth, which could result in the disruption of the Company’s operations and prevent the Company from generating meaningful revenue.

Subject to its receipt of additional capital, the Company plans to significantly expand operations to accommodate additional development projects and other opportunities. This expansion will likely strain its management, operations, systems and financial resources. To manage its recent growth and any future growth of its operations and personnel, the Company must improve and effectively utilize its existing operational, management and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among its technical, finance, development and production staffs. The Company may need to hire additional personnel in certain operational and other areas during 2010. In addition, the Company may also need to increase the capacity of its software, hardware and telecommunications systems on short notice, and will need to manage an increasing number of complex relationships with strategic partners and other third parties. The failure to manage this growth could disrupt the Company’s operations and ultimately prevent the Company from generating meaningful revenue.

An interruption in the supply of materials, resources and services the Company plans to obtain from third party sources could limit the Company’s operations and cause unprofitability.

Once it has identified, financed, and acquired projects, the Company will need to obtain other materials, resources and services, including, but not limited to, specialized chemicals and specialty muds and drilling fluids, pipe, drill-string, geological and geophysical mapping and interruption services. There may be only a limited number of manufacturers and suppliers of these materials, resources and services. These manufacturers and suppliers may experience difficulty in supplying such materials, resources and services to the Company sufficient to meet its needs or may terminate or fail to renew contracts for supplying these materials, resources or services on terms the Company finds acceptable including, without limitation, acceptable pricing terms. Any significant interruption in the supply of any of these materials, resources or services, or significant increases in the amounts the Company is required to pay for these materials, resources or services, could result in a lack of profitability, or the cessation of operations, if unable to replace any material sources in a reasonable period of time.

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

The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments, long-term investments, and long-term advances.  At December 31, 2009, 65% ($1,291,455) of the Company’s total cash was on deposit at HSBC in China and Hong Kong.  Also at that date (unaudited), 64% ($1,028,762) of the Company’s total cash equivalents was invested in a single money market fund in the U.S.  At December 31, 2008, 78% ($975,681) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, 48.7% ($4,514,167) of the Company’s total cash equivalents was invested in a single money market fund in the U.S.

Risks Related to the CAMAC Transaction

We cannot be sure if or when the CAMAC Transaction will be completed, if at all.

The consummation of the CAMAC Transaction is subject to the satisfaction of various conditions, many of which are beyond our control, including, but not limited to, the approval of the CAMAC Transaction by the Company’s stockholders, the Company’s ability to raise the minimum $45 million in financing (the “Minimum Financing”) required on terms and conditions acceptable to the Company, and a termination right by either party if the CAMAC Transaction is not completed by March 31, 2010.  The Company successfully raised approximately $20 million through the offering and issuance of 5,000,000 shares of its Common Stock in the recent financing  (registered direct offering) described elsewhere in this report, in addition to warrants exercisable for an aggregate of 4,000,000 shares of Common Stock, but there is no assurance that it will be able to raise the remaining $25 million required to meet the Minimum Financing closing condition.  We cannot guarantee that we will be able to satisfy the closing conditions set forth in the Purchase Agreement.  If we are unable to satisfy the closing conditions in the Purchase Agreement, CAMAC will not be obligated to complete the CAMAC Transaction and we may still incur the significant transaction costs described below.

We will incur significant costs in connection with the CAMAC Transaction, whether or not it is completed.

We currently expect to incur approximately $500,000 in costs related to the CAMAC Transaction. These expenses include, but are not limited to, financial advisory, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, proxy solicitation and other related charges. We may also incur additional unanticipated expenses in connection with the CAMAC Transaction. Approximately $400,000 of the costs related to the CAMAC Transaction, such as legal fees and due diligence fees, will be incurred regardless of whether the CAMAC Transaction is completed. The incurrence of these expenses will reduce the amount of cash available to be used for other corporate purposes, including for use in our ongoing operations.

The Purchase Agreement will expose the Company to contingent liabilities.

Under the Purchase Agreement, we have agreed to indemnify CAMAC for a number of matters including the breach of our representations, warranties and covenants contained in the Purchase Agreement, which indemnification obligations could result in significant cash payments by the Company that could materially and negatively impact its results of operations.

We may not realize the intended benefits of the CAMAC Transaction if revenues from the Oyo Field Production Sharing Contract are not as projected.

The Company conducted extensive legal, financial and technical due diligence on the Oyo Field Production Sharing Contract (“Oyo PSC”) and the Oyo Field, reviewed and analyzed the Estimate of Reserves and Future Revenue report prepared for Allied Energy Corporation by Netherland, Sewell & Associates, Inc., dated May 1, 2008 (the “NSAI Report”), and commissioned Somerley Limited to prepare a valuation of the Contract Rights based, in part, on the anticipated future revenues to be derived through its interests in the Oyo Field.  However, the reserve information provided in the NSAI Report and the assumptions underlying the Company’s valuation models, including, but not limited to, actual quantities of oil produced from the Oyo Field, projected oil prices, anticipated tax rates, and historic and future operating expenses allocable to the Oyo Field, are subject to change.  For example, since the Company's initial December 2009 assessment of the valuation of the interests being acquired in the Oyo Field and Oyo Field PSC, CAMAC has reported to the Company that actual production from the two producing wells has averaged between 12,000 bpd and 20,000 bpd since December 2009, associated gas production has been approximately 15 million cubic feet per day, and that the possible drilling of a third production well is expected to increase average production in 2011 to between approximately 23,000 bpd and 25,000 bpd.   As a result, the Company has updated its view of the current estimated net present value of the interests being acquired from approximately $380 million to approximately $330 million, using a reduced oil price scenario and an average production rate of 15,000 bpd in 2010, and 23,000 bpd in 2011. If any of the assumptions underlying the Company’s valuation models undergo further material changes, then the estimated net present value of the Company’s interests in the Oyo Field and Oyo Field PSC may be subject to further change.  If the value of the interests decrease substantially as a result of such changes, the interests being acquired may ultimately prove to be worth less than the total consideration the Company will be paying to CAMAC for such intetests under the Purchase and Sale Agreement, and the Company may not realize the intended benefits of the CAMAC Transaction.

Applicable Nigerian income tax rates could adversely affect the value of the Oyo Field asset.

The Oyo Field, income derived therefrom, and CAMAC Petroleum Limited as our acquiring subsidiary in the CAMAC Transaction (“CPL”), will be subject to the jurisdiction of the Nigerian taxing authorities.  The Nigerian government applies different tax rates upon income derived from Nigerian oil operations ranging from 50% to 85%, based on a number of factors.  The final determination of the tax liabilities with respect to the Oyo Field involves the interpretation of local tax laws and related authorities. In addition, changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of tax liabilities with respect to the Oyo Field for a tax year.  While CAMAC believes the tax rate applicable to the Oyo Field and the Oyo Field PSC is 50%, the actual applicable rate could be higher, which could result in a material decrease in the profits allocable to the Company under the Oyo Field PSC.

Failure to complete the CAMAC Transaction could cause our stock price to decline.

If the CAMAC Transaction is not completed for any reason, our stock price may decline because costs related to the CAMAC Transaction, such as legal and accounting, must be paid even if the CAMAC Transaction is not completed. In addition, if the CAMAC Transaction is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the CAMAC Transaction will be completed.

The Company and CAMAC may waive one or more of the conditions to the CAMAC Transaction without re-soliciting stockholder approval for the CAMAC Transaction.

Each of the conditions to the Company’s and CAMAC’s obligations to complete the CAMAC Transaction may be waived, in whole or in part, to the extent permitted by applicable laws, by agreement of the Company and CAMAC. The Board of Directors of the Company will evaluate the materiality of any such waiver to determine whether amendment of the proxy statement and resolicitation of proxies is warranted. However, the Company generally does not expect any such waiver to be sufficiently material to warrant resolicitation of the stockholders. In the event that the Board of Directors of the Company determines any such waiver is not sufficiently material to warrant resolicitation of stockholders, the Company may determine to complete the CAMAC Transaction without seeking further stockholder approval.

The issuance of the consideration shares to CAMAC and the contemplated issuance of additional securities to satisfy the Minimum Financing closing condition may dilute our earnings per share, could lower our stock price and adversely affect our ability to raise additional capital in a subsequent financing. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies and we may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources.  Under the terms of the Purchase and Sale Agreement, the Company is obligated to raise at least $45 million of additional equity and to consummate the Purchase and Sale Agreement, and the Company is obligated to issue shares equaling 62.74% of the Company’s issued and outstanding Common Stock, after giving effect to the CAMAC Transaction and the Minimum Financing.  The Company successfully raised approximately $20 million through the offering and issuance of 5,000,000 shares of its Common Stock in the financing described elsewhere in this report, in addition to warrants exercisable for an aggregate of 4,000,000 shares of Common Stock, but there is no assurance that it will be able to raise the remaining $25 million required to meet the Minimum Financing closing condition.  Shares issued in connection with the Purchase and Sale Agreement and Minimum Financing combined may result in dilution to our earnings per share and could lead to the issuance of securities with rights superior to our current outstanding securities.

Following completion of the CAMAC Transaction and the Minimum Financing, any additional financing that involves the issuance of Company Common Stock or other securities that are convertible into or exercisable for the Company’s Common Stock may result in dilution to the Company’s stockholders, including CAMAC following the CAMAC Transaction. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all.  In addition, a lack of additional financing could force us to substantially curtail operations.

The passage into law of the Nigerian Petroleum Industry Bill could create additional fiscal and regulatory burdens on the parties to the Oyo Field PSC, which could have a material adverse effect on the profitability of the production.

A draft Petroleum Industry Bill (“PIB”) is currently undergoing legislative process at the Nigerian National Assembly. The draft PIB seeks to introduce significant changes to legislation governing the oil and gas sector in Nigeria, including new fiscal regulatory and tax obligations and expanded fiscal and regulatory oversight that may impose additional operational and regulatory burdens on the operating contractor under the Oyo Field PSC and impact the economic benefits anticipated by the parties to the Oyo Field PSC.  Any such fiscal and regulatory changes could have a negative impact on the profits allocable to the Company under the Oyo Field PSC.

The Oyo Field is subject to the instability of the Nigerian Government.

The government of Nigeria originally granted the rights to the Oyo Field to CAMAC. The government of Nigeria has historically experienced instability, which is out of management’s control. The Company’s ability to exploit its interests in this area pursuant to the Oyo Field PSC may be adversely impacted by unanticipated governmental action. The future success of the Company’s Oyo Field interest may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, repatriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated. Changes in exchange rates may also adversely affect the Company’s future results of operations and financial condition.  Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows.

The Oyo Field is located in an area where there are high security risks, which could result in harm to the Oyo Field operations and our interest in the Oyo Field.

The Oyo Field is located approximately 75 miles off the Southern Nigerian coast in deep-water.  There are some risks inherent to oil production in Nigeria. In June 2008, Shell’s Bonga Oilfield, which is near the Oyo Field, was attacked by Nigerian militants, causing Shell to shut down the operation of the field. In June 2009, another Nigerian offshore oilfield operated by Shell, the Ofirma Field, and a flow station operated by Chevron were attacked by Nigerian Militants. Subsequently, Shell was forced to shut down some of its oil production in the region. In addition, an attack like that of September 11, 2001 or longer-lasting wars or international hostilities, including those currently in Afghanistan and Iraq could damage the world economy and adversely affect the availability of and demand for crude oil and petroleum products and negatively affect our investment and our customers’ investment decisions over an extended period of time. Despite undertaking various security measures and being situated 75 miles offshore the Nigerian coast, the Floating Production Storage and Offloading (“FPSO”) vessel  currently being used for petroleum production in the Oyo Field may become subject to terrorist acts and other acts of hostility like piracy. Such actions could adversely impact our overall business, financial condition and operations. In addition, the Oyo Field’s financial viability may also be negatively affected by changing economic, political and governmental conditions in Nigeria. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.

The FPSO vessel may be requisitioned by the Nigerian without adequate compensation.

The Nigerian government could requisition or seize the FPSO vessel. Under requisition for title, a government takes control of a vessel and becomes its owner. Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency. Although we would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.

Maritime disasters and other operational risks may adversely impact our reputation, financial condition and results of operations.

The operation of the FPSO vessel has an inherent risk of maritime disaster, environmental mishaps, cargo and property losses or damage and business interruptions caused by, among others:

•	mechanical failure;

•	damages requiring dry-dock repairs;

•	human error;

•	labor strikes;

•	adverse weather conditions;

•	vessel off hire periods

•	regulatory delays; and

•	political action, civil conflicts, terrorism and piracy in countries where vessel operations are conducted, vessels are registered or from which spare parts and provisions are sourced and purchased.

Any of these circumstances could adversely affect the operation of the FPSO vessel, and result in loss of revenues or increased costs and adversely affect our profitability. Terrorist acts and regional hostilities around the world in recent years have led to increase in insurance premium rates and the implementation of special “war risk” premiums for certain areas.   Such increases in insurance rates may adversely affect our profitability with respect to the Oyo Field asset.

We will depend on NAE as the operating contractor under the Oyo Field PSC, which may result in operating costs, methods and timing of operations and expenditures beyond the Company’s control, and potential delay or discontinuation of operations and production.

As operating contractor of the Oyo Field under the Oyo Field PSC, Nigerian Agip Exploration Ltd (“NAE”), a subsidiary of Italy's ENI SpA (one of the world’s largest international energy companies), will manage all of the physical development and operations with respect to the Oyo Field under the Oyo Field PSC, including, but not limited to, the timing of drilling, production and related operations, the timing and amount of operational costs, the technology and service providers employed.  We would be materially adversely affected if NAE does not properly and efficiently manage operational and production matters, or becomes unable or unwilling to continue acting as the operating contractor under the Oyo Field PSC.

Stock sales following the issuance of the consideration shares to CAMAC in the CAMAC Transaction or issuance of shares to satisfy the Minimum Financing closing condition may affect the stock price of the Company’s Common Stock.

After the issuance of the consideration shares (as defined in the Purchase and Sale Agreement) to CAMAC in the CAMAC Transaction and issuance of shares to satisfy the Minimum Financing closing condition, the recipients of such shares may sell all or a substantial portion of their shares in the public market, which could result in downward pressure on the stock price of all the Company’s capital stock. Moreover, in connection with the issuance of the consideration Shares to CAMAC, the Company will enter into a registration rights agreement with CAMAC, which agreement will provide CAMAC with rights to request that the Company file a registration statement to register the sale of Company capital stock held by CAMAC to the public, which registration could also result in downward pressure on the stock price of all the Company’s capital stock.

Following the Closing of the CAMAC Transaction, CAMAC will be our controlling stockholder, and CAMAC may take actions that conflict with the interests of the other stockholders.

Following the Closing of the CAMAC Transaction, CAMAC will beneficially own 62.74% of our outstanding shares of Common Stock.  Accordingly, subject to the voting agreement described above pursuant to which CAMAC has agreed to elect or remove the three directors designated by a PAPI Representative (as defined in the Purchase and Sale Agreement) for one year following the Closing, CAMAC will control the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our Common Stock, including adopting amendments to our Certificate of Incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets, subject to certain restrictive covenants. The interests of CAMAC as our controlling stockholder could conflict with your interests as a holder of Company Common Stock. For example, CAMAC as our controlling stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you, as minority holders of the Company.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations.

The price NAE as operating contractor under the Oyo Field PSC may receives for production with respect to the Oyo Field will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil is a commodity and, therefore, its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil has been volatile. This market will likely continue to be volatile in the future. The prices NAE will receive for its production under the Oyo Field PSC with respect to the Oyo Field, and the levels of its production, depend on numerous factors beyond our and NAE’s control. These factors include the following:

•	changes in global supply and demand for oil;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil;

•	political and economic conditions, including embargoes, in oil producing countries or affecting other oil-producing activity;

•	the level of global oil exploration and production activity;

•	the level of global oil inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

Lower oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil that NAE can produce economically under the Oyo Field PSC with respect to the Oyo Field. A substantial or extended decline in oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because some or all of our revenues arising under the Oyo Field PSC may be denominated in foreign currencies, including the Nigerian naira, European Union euro and British pound sterling, and our cash is denominated in U.S. dollars, fluctuations in the exchange rates between the U.S. dollar and foreign currencies will affect our balance sheet and earnings per share in U.S. dollars. In addition, we will report our financial results in U.S. dollars, and appreciation or depreciation in the value of such foreign currencies relative to the U.S. dollar would affect our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rates will also affect the relative value of earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in the Federal Republic of Nigeria to reduce our exposure to exchange rate fluctuations with respect to the Nigerian naira, although there are many hedging transactions available with respect to the European Union euro and the British pound sterling. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our subsidiaries' exposure at all. In addition, our currency exchange losses with respect to the Nigerian naira may be magnified by Nigerian exchange control regulations that restrict our ability to convert Nigerian naira into foreign currency.

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

The energy market in which the Company operates is highly competitive and the Company may not be able to compete successfully against its current and future competitors, which could seriously harm the Company’s business.

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

Within the past 12 months, light crude oil futures have ranged from below $35 per barrel to over $80 per barrel, and may continue to fluctuate significantly in the future. With respect to ventures in China, the prices the Company will receive for oil and gas, in connection with any of its production ventures, will likely be regulated and set by the government. As a result, these prices may be well below the market price established in world markets. Therefore, the Company may be subject to arbitrary changes in prices that may adversely affect its ability to operate profitably.

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

Under applicable accounting rules, the Company may be required to write down the carrying value of oil and natural gas properties if oil and natural gas prices decline or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standards require the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their fair value, would have a negative impact on the Company’s earnings, which could be material.

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

Compliance and enforcement of environmental laws and regulations, including those related to climate change, may cause the Company to incur significant expenditures and require resources, which it may not have.

Extensive national, regional and local environmental laws and regulations in China and other Pacific Rim countries are expected to have a significant impact on the Company’s operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, which provide for user fees, penalties and other liabilities for the violation of these standards. As new environmental laws and regulations are enacted and existing laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance with applicable local laws in the future could require significant expenditures, which may adversely affect the Company’s operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on the Company’s projected growth, which could in turn decrease its projected revenues or increase its cost of doing business.

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

Because the Company plans to conduct substantial business in China, fluctuations in exchange rates and restrictions on currency conversions could adversely affect the Company’s results of operations and financial condition.

The Company expects that it will conduct substantial business in China, and its financial performance and condition there will be measured in terms of the RMB.  It is difficult to assess whether a devaluation or revaluation (upwards valuation) of the RMB against the U.S. dollar would have an adverse effect on the Company’s financial performance and asset values when measured in terms of U.S. dollars. An increase in the RMB would raise the Company’s costs incurred in RMB; however, it is not clear whether the underlying cause of the revaluation would also cause an increase in the Company’s price received for oil or gas which would have the opposite effect of increasing the Company’s  margins and improving its  financial performance.

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

At various times during recent years, the United States and China have had significant disagreements over political, economic and security issues. Additional controversies may arise in the future between these two countries. Any political or trade controversies between these two countries, whether or not directly related to the Company’s business, could adversely affect the market price of the Company’s Common Stock.

If the United States imposes trade sanctions on China due to its current currency policies, the Company’s operations could be materially and adversely affected.

Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. Congress from time to time has been considering the enactment of legislation with the view of imposing new tariffs on Chinese imports. In 2005, the People’s Bank of China decided to strengthen the exchange rate of the Chinese currency to the U.S. dollar, revaluing the Chinese currency by 2.1% and introducing a “managed floating exchange rate regime.” Since that time, the exchange rate of the Chinese currency has been allowed to float against a basket of currencies.

If Congress deems that China is still gaining a trade advantage from its exchange currency policy and an additional tariff is imposed, it is possible that China-based companies will no longer maintain significant price advantages over U.S. and other foreign companies on their goods and services, and the rapid growth of China’s economy would slow as a result. If the United States or other countries enact laws to penalize China for its currency policies, the Company’s business could be materially and adversely affected.

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

Many of the Company’s assets are, and are expected to continue to be, located outside the United States and held through one or more wholly-owned subsidiaries incorporated under the laws of foreign jurisdictions, including Hong Kong and China. Similarly, a substantial part of the Company’s operations are, and are expected to continue to be, conducted in China and other Pacific Rim countries. In addition, some of the Company’s directors and officers, including directors and officers of its subsidiaries, may be residents of countries other than the United States. All or a substantial portion of the assets of these persons may be located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China and other Pacific Rim countries would recognize or enforce judgments of United States courts obtained against the Company or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against the Company or such persons predicated upon the securities laws of the United States or any state thereof.

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

The market price for shares of the Company’s Common Stock has been, and is expected to continue to be, very volatile.  Numerous factors beyond the Company’s control may have a significant effect on the market price for shares of the Company’s Common Stock, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  Even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven, early stage company such as the Company or purchase or recommend the purchase of its shares until such time as the Company becomes more seasoned and viable. There may be periods of several days or more when trading activity in the Company’s shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, investors may not be able to sell their shares at or near ask prices or at all if investors need money or otherwise desire to liquidate their shares.

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

The Common Stock may be deemed “penny stock” and therefore subject to special requirements that could make the trading of the Company’s Common Stock more difficult than for stock of a company that is not “penny stock”.

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

As of March 1, 2010, the executive officers, directors and holders of 5% or more of the outstanding Common Stock together beneficially owned approximately 11.1% of the outstanding Common Stock (including as outstanding the 5 million additional shares in the recent registered direct offering). These stockholders, if they were to act together, would likely be able to significantly influence all matters requiring approval by stockholders, including the election of Directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

The Hartsdale Facility is occupied under a lease which commenced on December 1, 2006, and was extended two additional years to November 30, 2010 under an amendment entered into in September 2008.  At December 31, 2009, the Hartsdale Facility lease covered 1,978 rentable square feet, and the rental expense is currently $5,300 per month, plus a 7.96% share of operating expenses of the property.

The Beijing Facility covers approximately 5,300 square feet of office space. The Beijing Facility is occupied under a tenancy agreement that commenced on September 1, 2009 and ends on August 31, 2011.  The Company’s rental expense recorded for the Beijing Facility is $11,283 per month, plus allocated share of utility charges.

The Company believes that its current office facilities have the capacity to meet its needs for the foreseeable future.  It does not foresee significant difficulty in renewing or replacing either lease under current market conditions.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business.  We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2009  that have not already been disclosed in a Current Report on Form 8-K during the period.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock has been listed on the NYSE Amex under the symbol “PAP” since November 5, 2009.  Prior to being listed on the NYSE Amex, the Common Stock was quoted on the OTC Bulletin Board under the symbol “PFAP.OB” between May 8, 2008 and November 4, 2009, and on the Pink Sheets under the symbol “PFAP.PK.”

For 2008 the table below sets forth the high and low last bid prices for the Common Stock for each fiscal quarter as reported by Pink Sheets LLC. These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.   For 2009 and interim 2010,  it shows the high and low price as reported by the OTC Bulletin Board and NYSE Amex including intra-day trading prices (as applicable) as reported by Yahoo.com.

Fiscal year ended December 31, 2010:	High	Low
First quarter (through March 1, 2010)	$5.15	$3.50

Fiscal year ended December 31, 2009:	High	Low
First quarter	$1.15	$0.35
Second quarter	2.41	0.75
Third quarter	3.70	1.50
Fourth quarter	5.75	3.15

Fiscal year ended December 31, 2008:	High	Low
First quarter	$17.00	$7.50
Second quarter	22.00	14.50
Third quarter	17.05	1.82
Fourth quarter	1.93	0.45

Common Stock Warrants and Options

As of March 1, 2010, the Company had warrants outstanding to purchase (i) an aggregate of 1,060,888 shares of Common Stock at a price per share of $1.25; (ii) an aggregate of 200,000 shares of Common Stock at a price per share of $1.375; (iii) an aggregate of 200,000 shares of Common Stock at a price per share of $1.50; (iv) an aggregate of 2,000,000 shares of Common Stock at a price per share of $4.00;  (v) an aggregate of 2,000,000 shares of Common Stock at a price per share of $4.50;  and (vi) an aggregate of 150,000 shares of Common Stock at a price per share of $5.00.

As of March 1, 2010, an aggregate of 2,857,310 shares of Common Stock were issuable upon exercise of outstanding stock options.

Holders

As of March 1, 2010, there were approximately 91 registered holders of record of our common stock, and there are an estimated 6,700 beneficial owners of our common stock, including shares held in street name.

Dividend Policy

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

Our Board of Directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Quarterly Information (unaudited)

The table below presents unaudited quarterly data for the years ended December 31, 2009 and December 31, 2008:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues – sales and services	$-	$-	$55,409	$11,393
Operating Loss	$(2,939,025)	$(2,149,474)	$(2,696,731)	$(3,803,749)
Net Loss	$(2,922,351)	$(2,158,650)	$(2,644,162)	$(3,764,215)
Basic and diluted net loss per common share	$(.07)	$(.05)	$(.06)	$(.09)

2008
Operating Loss	$(1,085,980)	$(1,265,498)	$(1,250,923)	$(2,181,419)
Net Loss	$(950,008)	$(1,201,002)	$(1,157,980)	$(2,137,659)
Basic and diluted net loss per common share	$(.02)	$(.03)	$(.03)	$(.05)

Fourth quarter 2009 versus fourth quarter 2008

The 2009 fourth quarter operating loss exceeded the 2008 fourth quarter operating loss by $1,622,329.  The increase was principally due to increased consulting expense of $905,905 of which $630,519 was for amounts paid as equity and $275,386 was for amounts paid as cash.  The increased consulting expense was largely due to milestone payments under agreements related to start-up of EORP operations.  In addition, stock compensation expense for restricted stock and stock options increased $358,528 due to greater value of awards subject to amortization.  Legal fees expense decreased $82,309 principally due to lower expense related to China.  All other expenses reflected a net increase, including 2009 write-offs of deferred charges of $85,000 on asset acquisition and financing transactions under negotiation that were terminated.

Performance Graph

The graph below compares the value at December 31, 2007, 2008 and 2009 of a $100 investment in our Common Stock with $100 investments in the S&P 500 index and the S&P Small Cap 600 Energy Index assuming the initial investment was made on October 15, 2007. Pursuant to Item 201(e) of Regulation S-K (§220.201), the period covered by the comparison commences on October 15, 2007, which is the date our Common Stock became registered under section 12 of the Exchange Act of 1943, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of 2009 for each category of our equity compensation plans:

P Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(3)	4,268,013	$2.00	(4)	5,013,375
		$1.30	(5)
Equity compensation plans not approved by security holders (2)	755,200	$.56		-
Total	5,023,213			5,013,375

(1)	Includes the 2007 Stock Plan and 2009 Equity Incentive Plan. On July 21, 2009 the Company and its stockholders approved the 2009 Equity Incentive Plan.

(2)	Represents individual compensation arrangements entered into between the Company and certain employees and consultants in September 2006 for options exercisable for Common Stock.

(3)	Includes remaining warrants exercisable for 1,460,888 shares of Common Stock, originally issued on May 7, 2007 to placement agents, for which issuance was approved by stockholders of the Company.

(4)	The weighted average exercise price of stock options.

(5)	The weighted average exercise price of stock warrants.

Recent Sales of Unregistered Securities

Unregistered Sales to United States Persons

On November 2, 2009, the Company issued 2,214 shares of the Company’s Common Stock to one person upon the exercise of a placement agent warrant exercisable for 2,214 shares of the Company’s Common Stock at a price of $1.25, which exercise price was paid in cash by such person.

On November 3, 2009, the Company issued an aggregate of 96,739 shares of Common Stock to one person upon the cashless "net" exercise by such person on such date of a placement agent warrant exercisable at $1.25 per share for  an aggregate of 136,000 shares of the Company's Common Stock. The aggregate number of shares of Common Stock issued upon cashless “net” exercise was reduced from 136,000 shares of Common Stock to 96,739 shares of Common Stock to effect the cashless "net" exercise of the warrant in accordance with its terms, assuming a deemed fair market value of $4.33 per share, as calculated under the warrant as the closing price quoted for one share of the Company's Common Stock on the last trading day prior to the exercise date.

On November 16, 2009, the Company issued an aggregate of 64,375 shares of Common Stock to one person upon the cashless "net" exercise by such person on such date of a placement agent warrant exercisable at $1.25 per share for  an aggregate of 83,045 shares of the Company's Common Stock. The aggregate number of shares of Common Stock issued upon cashless “net” exercise was reduced from 83,045 shares of Common Stock to 64,375 shares of Common Stock to effect the cashless "net" exercise of the warrant in accordance with its terms, assuming a deemed fair market value of $5.56 per share, as calculated under the warrant as the closing price quoted for one share of the Company's Common Stock on the last trading day prior to the exercise date.

Each of the warrants described above were originally issued to Garden State Securities, Inc. (the “Original Holder”) in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

No underwriters were involved in the transactions described above.  All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  The Company did not engage in any form of general solicitation or general advertising in connection with the transaction.  The Original Holder of the warrants represented that it was an “accredited investor” as defined in Regulation D at the time of issuance of the original warrants, and that it was acquiring such securities for its own account and not for distribution.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Unregistered Sales to Non-United States Persons

On July 30, 2009, the Company entered into an amended Advisor Agreement with Somerley Limited, amending the original Advisor Agreement dated August 4, 2008.  Under the amended Advisor Agreement, the Company was obligated to issue to Somerley Limited shares of Common Stock as partial compensation upon the achievement of certain milestones set forth in that agreement.  On September 15, 2009 15,000 shares of Common Stock were recorded as issued at a price of $2.09 per share, the fair market value per share as determined by the Board of Directors at July 30, 2009, the date the Company initially determined it was obligated to issue the Common Stock.  However, these shares were not physically issued at that time, and the issuance was later rescinded upon the determination by the Company in October 2009 that the specific milestone had not yet been achieved.  On October 21, 2009, 20,000 shares of Common Stock were issued to Somerley Limited at a price of $3.34 per share upon achievement of a different milestone under the amended Advisor Agreement.

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

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ending December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Financial Summary Data	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from inception (August 25, 2005) through December 31, 2005	For the period from inception (August 25, 2005) through December 31, 2009

Net Loss – Pacific Asia Petroleum, Inc. and subsidiaries	$(11,489,378)	$(5,446,649)	$(2,383,684)	$(1,086,387)	$(51,344)	$(20,457,442)

Net Loss per share of common stock-basic and diluted	$(.28)	$(.14)	$(.08)	$(.10)	$(.03)

Cash Used in Operating Activities	$7,111,002	$3,208,017	$2,060,887	$814,024	$10,071	$13,204,001

Capital Expenditures	$232,535	$329,782	$80,689	$207,833	$-	$850,839

	As of December 31,
	2009	2008	2007	2006	2005
Selected Balance Sheet Data

Working Capital	$3,909,991	$11,223,902	$13,316,694	$3,110,818	$(39,344)

Property, Plant and Equipment-Net	$450,703	$569,303	$285,027	$208,511	$-

Total Assets	$7,435,693	$14,119,089	$17,456,927	$3,929,321	$101,929

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8.  Financial Statements” for further information regarding the comparability of the Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

The Company is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate.  Members of the Company’s senior management team have experience in the fields of international business development, finance, petroleum engineering, geology, field development and production, and operations.  Members of the Company’s management team have held management and executive positions with Texaco Inc. and with other international energy companies and have managed energy projects in China and elsewhere. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering, sales and government relations in China’s energy sector.

The cumulative net losses of the Company from inception through December 31, 2009 attributable to common stockholders are $20,457,442.  Our losses have resulted primarily from exploration activities on our Zijinshan Block, start-up of EORP activities, general and administrative expenditures associated with developing a new enterprise, and consulting, legal and accounting expenses.

The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. These operations currently consist of development of oil production in Inner Mongolia, China, exploration and development operations with respect to CBM opportunities in the Shanxi Province of China, and enhanced oil recovery production activities in the Liaoning, Shandong and Xinjiang Provinces of China. We consider the Company to be a single line of business.

In the fourth quarter of 2006, pursuant to a joint development contract with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”), a company incorporated in Inner Mongolia, China, the Company drilled its first oil well in Inner Mongolia. This well was producing during part of 2007 under an exploration and development license issued by the relevant Chinese authorities. However, no revenue or related depletion expense have been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained. Chifeng has accounted for our share of the production revenue in the form of a credit which will be allocated to the Company retroactively when and if the production license is issued. Operations from the well were suspended in 2007, and it is planned to resume operations when and if the production license is received. To date, the total production from the well has been approximately 400 tons of crude oil (all of which has been sold), and total producing revenues credited to the Company (after costs and royalties) were approximately $135,000.The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement increasing the financial incentives to all the parties involved and the Company is also pursuing a strategy focused on entering into negotiations with respect to an opportunity to acquire the existing production from the 22 sq. km. Kerqing Oilfield. The acquisition of the Kerqing Oilfield could significantly enhance the Chifeng Agreement in scale and value.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk.  In year 2010 the Company will be continuing to evaluate the available approaches toward securing this Production License. As of December 31, 2009 there was no certainty that any of these strategies will ultimately be successful in resulting in a production license for the Chifeng area, but the Company intends to continue in these efforts.  Due to these significant uncertainties, the company recorded an impairment loss on its Chifeng investment in the fourth quarter of 2009.

On October 26, 2007, PAPL, a wholly-owned subsidiary of the Company, entered into the Zijinshan PSC with CUCBM for the exploitation of CBM resources in the Zijinshan Block, which is located in the Shanxi Province in China. The Zijinshan PSC provides, among other things, that PAPL, following approval of the PSC by the Ministry of Commerce of China, has a minimum commitment for the first three years to drill three exploration wells and to carry out 50 km of 2-D seismic data acquisition (an estimated expenditure of $2.8 million), and in the fourth and fifth years  PAPL will drill four pilot development wells at an estimated cost of $2 million (in each case subject to PAPL’s right to terminate the Zijinshan PSC). That five year period constitutes the exploration period. During the development and production period, CUCBM will have the right to acquire a 40% participating interest and to work jointly and pay its participating share of costs to develop and produce CBM under the Zijinshan PSC. The Zijinshan PSC has a term of 30 years. Pursuant to the Zijinshan PSC, all CBM resources (including all other related hydrocarbon resources) produced from the Zijinshan block is to be shared as follows: (i) 80% of production is provided to PAPL and CUCBM for recovery of all costs incurred; (ii) PAPL has the first right to recover all of its exploration costs from such 80% and then development costs are recovered by PAPL and CUCBM pursuant to their respective participating interests; and (iii) the remainder of the production is split by CUCBM and PAPL receiving between 99% and 90% of such remainder depending on the actual producing rates (a sliding scale) and the balance of the remainder (between 1% and 10%) is provided to the Government of China. On April 2, 2008, the Company received written confirmation that the Ministry of Commerce of The People’s Republic of China approved the entry by PAPL into the above Production Sharing Contract. On December 9, 2008 the Company and CUCBM finalized a mutually agreed work program pursuant to which the Company may immediately commence development operations under the Zijinshan PSC.

The Company has completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and interpreted.  Based on the seismic interpretation, four potential well locations have been identified. A regional environmental impact assessment study (“EIA”) has also been completed. Following completion of a site specific EIA study the Company spudded well ZJN 001 on September 30, 2009. This well was targeted at the 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation. The well reached total depth in November 2009.  Core samples have undergone laboratory testing, including tests for gas content, gas saturation and coal characteristics.  Based on the results of these tests, the Company has at the latest Zijinshan PSC Joint Management Committee (JMC) meeting agreed to a 2010 work program which includes undertaking further technical studies related to the CUCBM Contract Area and drilling at least two additional wells there.

The Company entered into a Letter of Intent in November 2008 to possibly acquire a 51% ownership interest in the Handan Chang Yuan Natural Gas Co., Ltd. (“HGC”) from the Beijing Tai He Sheng Ye Investment Company Limited. HGC owns and operates gas distribution assets in and around Handan City, China. HGC was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HGC has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HGC also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources.  On July 7, 2009 the Company entered into a revised Letter of Intent with Handan Hua Ying Company Limited (“Handan”) relating to the possible acquisition of a 49% ownership interest in HGC.  The Company will continue its evaluation of this possible acquisition including the possibility of bringing in partners.

On May 13, 2009, Pacific Asia Petroleum, Inc. and its wholly-owned Hong Kong subsidiary, PAPE, entered into a Letter of Understanding (“LOU”), which was amended and further detailed in various other associated agreements that were executed on June 7, 2009, with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties agreed to form Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”) as a new Chinese joint venture company, to be 75.5% owned by PAPE and 24.5% owned by LXD, into which  LXD would assign certain pending patent rights related to chemical enhanced oil recovery (the “LXD Patents”).  Dong Fang was officially incorporated under Chinese law on September 24, 2009. As required by the LOU, and pursuant to that certain Agreement on Cooperation, dated June 7, 2009, and as amended on June 25, 2009 (the “AOC”), entered into by and between PAPE and LXD, upon the effectiveness of the assignment of the LXD Patents to Dong Fong by LXD on November 27, 2009, (i) the Company paid LXD and HCK $100,000 each, (ii) PAP has issued shares of PAPE to Best Source Group Holdings Limited, a Hong Kong company designated by HCK (“BSG”), to provide BSG with a 30% ownership interest in PAPE, with the Company retaining the balance 70% ownership interest in PAPE, and (iii) the Company has issued to HCK’s designee 100,000 shares of Common Stock of the Company and options to purchase up to 400,000 additional shares of Common Stock of the Company. These options were approved for issuance by the Board of Directors on January 21, 2010 at an exercise price of $4.62 per share, which was the closing sale price of the Company’s Common Stock at that date the Company’s issuance obligation was triggered upon achievement of the applicable milestone under the LOU on November 27, 2009 as reported by NYSE Amex. The Company has also agreed to issue 300,000 more shares of Company Common Stock to HCK or his designee upon the signing of certain contracts by Dong Fang with respect to the Fulaerjiqu oilfield.   All the options granted to HCK do not vest immediately; vesting will be contingent upon the achievement of certain milestones related to the entry by Dong Fang into certain EORP-related development contracts pertaining to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each deliver to Dong Fang a significant percentage of the incremental oil production and/or fixed fees per ton for the incremental production which results from using the technology covered by the LXD Patents.

In addition, LXD has been engaged as a consultant by Dong Fang to provide research and development services, training, and assistance in promoting certain other opportunities developed by him that target the application of the technology embodied in the LXD Patents, including assistance with entering into a contract with respect to the Liaohe Oilfield (the “Liaohe Contract”), and helping to develop projects in both the Shandong Province and the Xinjiang autonomous region of the People’s Republic of China for the provision and application of technology and chemicals developed by LXD.

The Company has agreed to loan up to $5 million to PAPE, which may then invest up to RMB 30,000,000 (approximately $ 4.4 million) into Dong Fang, with a portion of this being a requirement to invest RMB 22,650,000 as PAPE’s share of the registered capital of Dong Fang, when and to the extent required under applicable law.  PAPE’s capital investment will be used by Dong Fang to carry out work projects, fund operations, and to make, together with PAPE, aggregate payments of up to $1.5 million in cash to LXD and HCK. The payments of up to $1.5 million in cash  to LXD and HCK are subject to the achievement of certain milestones pursuant to the LOU, including the formation of Dong Fang, the transfer of the LXD Patents to Dong Fang, and the signing of the contracts with respect to the Fularjiqu Oilfield and the Liaohe Contract by Dong Fang, as well as certain production-based milestones resulting from the implementation of these contracts. As of December 31, 2009, $500,000 of milestone payments had been paid or accrued by PAPE. The loan from the Company to PAPE will be repaid from funds distributed to PAPE by way of dividends or other appropriate payments from Dong Fang.  As of December 31, 2009, the Company has loaned a total of $1.3 million to PAPE, and PAPE has invested a total of RMB 4.8 million (approximately US$700,000) into Dong Fang.

In accordance with the terms of the LOU, as amended on June 7, 2009, PAPE, LXD and the Company’s existing Chinese joint venture company, Inner Mongolia Sunrise Petroleum Co. Ltd. (“IMPCO Sunrise”), entered into an Assignment Agreement of Application Right for Patent, Consulting Engagement Agreement, and an Interest Assignment Agreement.  Upon formation of Dong Fang on September 24, 2009, all these and other agreements entered into by IMPCO Sunrise on behalf of Dong Fang were assigned by IMPCO Sunrise to Dong Fang.

With these EORP-related agreements signed and in place, the Company through Dong Fang has commenced operations in various oil fields located in the Liaoning, Shandong, and Xinjiang Provinces in China.  In the year ended December 31, 2009, the Company recorded initial revenues, cost of sales and expenses from the EORP business activities.

Recent Developments

Oyo Field Production Sharing Interest

On November 18, 2009, the Company entered into the Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with CAMAC Energy Holdings Limited and certain of its affiliates (“CAMAC”) pursuant to which the Company agreed to acquire all of CAMAC’s 60% interest in production sharing contract rights with respect to that certain oilfield asset known as the Oyo Field (the “Contract Rights”) and the transactions contemplated thereby, including the election of directors of the Company (the “Transaction”).  The Purchase and Sale Agreement, provides that, among other things: (i) CAMAC will transfer the Contract Rights to CAMAC Petroleum Limited, a newly-formed Nigerian entity wholly-owned by the Company, in consideration for the Company’s payment of  $38.84 million in cash (subject to  possible reduction pursuant to the agreement in principle between CAMAC and the Company which will reduce such payment  amount by a portion of CAMAC’s net cash flow generated by production from the Oyo Field through the closing of the Transaction) and the issuance of the Company’s Common Stock, par value $0.001 per share, equal to 62.74% of the Company’s issued and outstanding Common Stock, after giving effect to the Transaction; and (ii) for a period commencing on the closing of the transactions contemplated by the Purchase and Sale Agreement (the “Closing”) and ending the date that is one year following the Closing, the Company’s Board of Directors will consist of seven members, four of whom will be nominated by CAMAC.

The Transaction is expected to close during the first quarter of 2010, and is subject to the satisfaction of customary and other conditions to Closing, including, without limitation:  (i) the negotiation and entry by the parties into certain other agreements as set forth in the Purchase and Sale Agreement in forms reasonably satisfactory to the parties; (ii) the Company’s consummation of a financing on terms reasonably acceptable to CAMAC resulting in gross proceeds of at least  $45 million to the Company; and (iii) the approval of the Company’s stockholders of the Purchase and Sale Agreement and the transactions contemplated thereby.  The Purchase and Sale Agreement also contains other customary terms, including, but not limited to, representations and warranties, indemnification and limitation of liability provisions, termination rights, and break-up fees if either party terminates under certain circumstances.  The Company has already raised $20 million in a registered direct offering (disclosed below) and plans to raise an additional $25 million in connection with its obligation under the Purchase and Sale Agreement.  However, if the Company is unable to consummate such additional financing, agree upon the terms of the other required agreements between the parties or satisfy any of the other closing conditions set forth in the Purchase and Sale Agreement, the Company may be unable to consummate the Purchase and Sale Agreement.

At the Closing of the Transaction, and subject to stockholder approval prior to Closing, the Company’s name will be changed to CAMAC Energy Inc.  The Transaction, if consummated, will result in a change of control of the Company.

Registered Direct Offering

On February 16, 2010, the Company consummated the offer and sale of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers (1) warrants to purchase up to an additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), exercisable commencing six months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares are to be sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC served as the Company’s exclusive placement agent in connection with the offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the offering ($1,200,000), as well as a 5-year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the offering (150,000 shares of Common Stock), plus any shares underlying the Warrants.  Rodman’s warrant has the same terms as the Warrants issued to the Purchasers in the offering except that the warrant is not exercisable until the 6-month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company  reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the offering are planned to be used by the Company for working capital purposes, and also may be used by the Company to fund the Company’s acquisition from CAMAC of the Contract Rights with respect to the Oyo Field, which began production in December 2009.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending December 31, 2010 (the “Next Year”). During the Next Year, the Company plans to focus its efforts toward consummating the Oyo Field PSC interest acquisition and to continue operations under its 100% owned and operated Zijinshan PSC. The Zijinshan operations will include the possible drilling of two additional wells and continuing geological modeling and mapping. The Company also plans to continue putting into commercial use the new EORP technology to produce incremental oil in oilfields located in the Heilongjiang, Liaoning, Shandong, Henan and Xinjiang Provinces in China through the operations of Dong Fang.  The Company will also assess the applicability of the new EORP technology to the Company’s August 2006 Contract for Cooperation and Joint Development with Chifeng pursuant to which drilling operations were suspended in 2007 pending receipt of a production license from the Chinese government. The Company’s revised strategy with regards to Chifeng is to seek to enhance all the relevant parties’ economic positions and use these benefits to acquire the necessary production licenses in order to carry out the plans under that agreement. As of December 31, 2009, there was no certainty that any of these strategies will ultimately be successful in resulting in a production license for the Chifeng area, but the Company intends to continue in these efforts.

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

Additionally, assuming the consummation of the Transaction contemplated by the Purchase and Sale Agreement with respect to the Oyo Field PSC, the Company plans to focus significant efforts on developing corporate infrastructure, accounting controls, policies and procedures, and establishing foreign and domestic human and operational resources necessary to integrate, support and maximize its contract rights acquired from CAMAC, and to realize and maximize value under the related Oyo Field PSC in coordination with the Oyo Field’s operating contractor, Nigerian Agip Exploration Ltd (“NAE”), a subsidiary of Italy's ENI SpA (one of the world’s largest international energy companies).

The Company has assembled a management team with experience in the fields of international business development, petroleum and geologic engineering, geology, petroleum field development and production, operations, sales, government relations and finance. Members of the Company’s management team  previously held management and executive positions at Texaco Inc. and other international energy companies and have managed  energy projects in China and elsewhere.  They will seek to utilize their contacts in Asia to provide us with access to a variety of energy projects. Among the strategies that we plan to use are:

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

Revenues

We have generated $66,802 in total revenues from operations since IMPCO’s inception on August 25, 2005 through December 31, 2009.  Revenues commenced in the year ended December 31, 2009, and all revenues were in China. We expect to generate additional revenues from operations in 2010, as the Company transitions from a development stage company to an active growth stage company.

Costs and Operating Expenses

	Years ended December 31,
	2009	2008	2007

Salaries and cash bonus	$2,140,166	$1,672,694	$898,875
Consulting and PSC management fees	2,606,728	669,441	803,485
Stock-based compensation	2,432,006	1,355,590	195,442
Exploratory	1,705,217	249,440	-
Legal fees	321,851	361,096	300,228
Travel, meals and entertainment	314,130	332,565	194,071
Payroll taxes	239,947	74,029	38,010
Rent	233,042	110,013	78,183
Auditing	182,668	169,368	135,305
Impairment of assets	219,388	273,618	-
All other	1,260,638	515,966	338,648
Total Costs and Operating Expenses	$11,655,781	$5,783,820	$2,982,247

For the fiscal year 2009, total pre-tax costs and operating expenses were $11,655,781 as compared to $5,783,820 in 2008 and $2,982,247  in 2007.  Over this three year period, the Company’s expenses have increased as the commencement of physical operations has occurred in the Zijinshan PSC area and in EORP activity. The Company has only generated  nominal  revenues to date and as such is still a development stage company. The major components of expense differences are as follows:

Year 2009 versus Year 2008

•
Salaries and cash bonus:  The increase of $467,472 ($2,140,166 versus $1,672,694) resulted from an increase in the number of employees and increased compensation associated with expanded activity in China.

•
Consulting and PSC management fees:  The increase of $1,937,287 ($2,606,728 versus $669,441) was due to an increase of $886,965 in consulting fees payable as vested equity compensation and  an increase of $1,050,322  in cash consulting fees. The increase in consulting payable as equity was principally due to public relations work and an accrual of $462,000 for a milestone payment obligation  related to start-up of EORP activities.   The increase in cash consulting was principally due to $500,000 in milestone payments paid or accrued related to the start-up of EORP activities and increased  PSC and other management  consulting fees relative to Zijinshan  and other operations in China.

•	Stock-based compensation: The increase of $1,076,416 ($2,432,006 versus $1,355,590) reflects a larger value of restricted stock and stock option awards subject to amortization in 2009 versus 2008.

•	Exploratory: The increase of $1,455,777 ($1,705,217 versus $249,440) reflects increased seismic and drilling activity for Zijinshan in 2009.

•	Legal fees: The decrease of $39,245 ($321,851 versus $361,096) was principally due to decreased legal expense related to transactions and proposed transactions in China.

•	Travel, meals, and entertainment: Expenses decreased by $18,435 ($314,130 versus $332,565), reflecting travel in connection with China activities and reviews of other oil and gas opportunities.

•	Payroll taxes: The increase of $165,918 ($239,947 versus $74,029) was principally due to increased U.S. payroll and increased expatriate payroll in China.

•	Rent: The increase of $123,029 ($233,042 versus $110,013) was principally due to increased expense in China.

•	Auditing: The increase of $13,300 ($182,668 versus $169,368) was due to increased auditor involvement from expanded operations.

•
Impairment of assets:  The decrease of $54,230 ($219,388 versus $273,618) reflects the net effect of two nonrecurring items occurring in different years:  the 2009 write-off of Chifeng property, plant and equipment versus the 2008 write-down of the notes receivable from the noncontrolling interest investor in a China subsidiary company.

•
All other: The increase of $744,672 ($1,260,638 versus $515,966) was principally due to 2009 start-up expenses of EORP operations that have not yet generated significant revenues, increased corporate promotional activity, 2009 write-off of deferred expenses on terminated transactions, and increased China employee housing allowances.

Year 2008 versus Year 2007

•	Salaries and bonus: The increase of $773,819 ($1,672,694 versus $898,875) resulted principally from an increase in the number of employees.

•
Consulting and PSC management fees: The decrease of $134,044 ($669,441 versus $803,485) was principally due to a decrease of $197,312 in non-cash fees paid as equity, mainly from increased activity involving potential oil and gas opportunities, an increase of $124,776 in cash consulting fees related to Sarbanes-Oxley compliance work, and a decrease of $46,212 in other cash consulting fees due to nonrecurring 2007 financing and merger-related negotiation assistance.

•	Stock-based compensation: The increase of $1,160,148 ($1,355,590 versus $195,442) reflects a larger value of restricted stock and stock option awards subject to amortization in 2008 versus 2007.

•	Exploratory: The increase of $249,440 ($249,440 versus zero) reflects initial activity in 2008.

•
Legal fees: The increase of $60,868 ($361,096 versus $300,228) was due to the legal requirements to prepare SEC filings, assistance in compliance with Sarbanes-Oxley requirements and the general increase in the Company’s activities.

•	Travel, meals and entertainment: The increase of $138,494 ($332,565 versus $194,071) was due to increases in travel to review potential oil and gas opportunities and related financing activities.

•	Payroll taxes: The increase of $36,019 ($74,029 versus $38,010) was due to increased number of employees.

•	Rent: The increase of $31,830 ($110,013 versus $78,183) was due to increased rental expense principally in China.

•	Auditing: The increase of $34,063 ($169,368 versus $135,305) was due to the increased requirements for SEC filings subsequent to the Merger in May 2007.

•	Impairment of assets: The increase of $273,618 ($273,618 versus zero) was due to the 2008 write-down of notes receivable from the noncontrolling interest investor in a China subsidiary company.

•	All other: The increase of $177,318 ($515,966 versus $338,648) reflects the increase in activity of the Company in 2008 versus 2007.

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its current committed operations for the next two years.  The following table provides summarized statements of net cash flows for the years ended December 31, 2009 and 2008:

Cash Flows	Years Ended December 31,
	2009	2008
Net Cash Used in Operating Activities	$(7,111,002)	$(3,208,017)
Net Cash Provided by Investing Activities	191,553	11,511,505
Net Cash Provided by (Used in) Financing Activities	13,944	(2,513)
Effect of Exchange Rate Changes on Cash	(8,041)	5,713
Net (decrease) increase in Cash and Cash Equivalents	(6,913,546)	8,306,688
Cash and Cash Equivalents – Beginning of Period	10,515,657	2,208,969
Cash and Cash Equivalents – End of Period	3,602,111	10,515,657

As of December 31, 2009, the Company had net working capital of $3,909,991 and cash, cash equivalents and short-term investments of $5,337,507.   For the year ended December 31, 2009, the Company incurred a net loss attributable to common stockholders of $11,489,378.

As a result of our operating losses from our inception through December 31, 2009, we generated a cash flow deficit of $13,204,001 from operating activities. Cash flows used in investing activities were $2,936,985 during the period from inception through December 31, 2009.  We met our cash requirements during this period through net proceeds of $19,671,092 from the private placement of restricted equity securities.

Net cash used in operating activities was $7,111,002 in 2009 compared to $3,208,017 in 2008.  The increase in 2009 versus 2008 was due to increases in expenses, principally for exploratory expenses incurred on the Zijinshan Block, consulting and Zijinshan PSC management fees, and milestone payments related to start-up of EORP activity.

Net cash provided by investing activities was $191,553 in 2009, as compared to $11,511,505 in 2008.  The net change was principally due to $475,397 in net purchases of available for sale short-term securities in 2009 versus net sales of $9,940,000 of such securities in 2008.  Also affecting the decrease in cash flows were lower net cash refunds of prior deposits from Chevron and BHP in 2009 versus 2008, for amounts the Company had previously paid to  them in connection with transactions that were later terminated.

Net cash provided by or used in financing activities was not significant in 2009 and 2008 on a total basis or on an individual item basis.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our exploration and development programs, progress of our EORP efforts, market developments, the status of our competitors and completion of  the CAMAC Transaction.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through December 31, 2009 virtually all of our financing had been raised through private placements of equity instruments.  The Company at December 31, 2009 had no credit lines for financing and no short-term or long-term debt.

 In February 2010 the Company raised $20 million of equity financing through a registered direct offering.  Proceeds from this offering are planned to be used for working capital purposes, and also may be used by the Company to fund the acquisition from CAMAC of the Contract Rights with respect to the Oyo Field.  The Company does expect to raise additional funds to complete the Transaction.

Whether or not the CAMAC Transaction is completed,  the Company expects to have sufficient cash flow to fund its current operational and development plans over the next two years.  To the extent the Company acquires additional energy- related investments and rights, consistent with its business plan, the Company may need to raise additional funds for such projects.

Long-Lived Assets

The Company’s long-lived assets (other than financial instruments) by geographic area were as follows.

As of December 31,	2009	2008

Property, plant and equipment, net
United States	$118,627	$94,352
China	332,076	474,951
Total	$450,703	$569,303

Obligations under Material Contracts

The following table summarizes the Company’s significant contractual obligations at December 31, 2009.  See also Part I Item 2.  Properties for further information regarding  the Company’s operating leases payment obligations shown in the table below.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$297,106	$210,748	$86,358	$-	$-

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

Liabilities for future abandonment costs are recorded at the discounted fair value of the asset retirement obligation in the period in which it is incurred, and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (“DD&A”) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense.

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

Revenue Recognition

Revenues are recognized only when the earnings process is complete and an exchange transaction has taken place. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges.  The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectibility, and the amount is not subject to refund.

Short-Term Investments

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

Foreign Currency Translation

The Company uses both the U.S. dollar and local currency as functional currencies based upon the principal currency of operation of each subsidiary. The functional currency for operations in China (other than Hong Kong) is the local currency. The Company at present expects that the future revenues from its operations in China will be in local currency.  Balance sheet translation effects from translating local functional currency into U.S. dollars (the reporting currency) are recorded directly to other comprehensive income.

Stock-based Compensation

The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model.  Compensation expense for stock options and restricted stock awards is recorded over the vesting periods on a straight line basis for each award group. Compensation paid in stock fully vested at award date is valued at fair value at that date and charged to expense at that time. The Company made no stock-based compensation grants before 2006.

Recently Issued Accounting Standards Not Yet Adopted

Information on accounting standards not yet adopted is contained in Note 4 to the consolidated financial statements in this Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements other than the operating leases disclosed below.

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

The Company currently holds notes carried at $33,015 as of December 31, 2009 after impairment adjustment. The notes are denominated and receivable in RMB and are held by Inner Mongolia Production Company (HK) Limited, which recognizes appreciation and depreciation of the RMB note.   A 20% appreciation of the RMB would result in a gain of approximately $7,000.  A 20% decline of the RMB would result in a loss of approximately $7,000.

Interest Rate Risk

See Note 6 to the financial statements in Part II, Item 8. “Financial Statements” for information regarding our financial instruments.  At December 31, 2009 the Company had  investments in fixed rate financial instruments subject to interest rate risk affecting fair value. However, those instruments were bank certificates of deposit with remaining terms of less than one year or break clauses permitting withdrawal in less than one year, with the exception of $25,141 of principal with a remaining term of 15 months. Therefore, the effect of an increase or decrease in interest rates on the fair value of those financial instruments would not be material.

ITEM 8.  FINANCIAL STATEMENTS

The following index lists the financial statements and supplementary data of Pacific Asia Petroleum, Inc. that are included in this report.

Page
Report of Independent Registered Public Accounting Firm	61

Financial Statements:

Consolidated Balance Sheets December 31, 2009 and 2008	62

Consolidated Statements of Operations For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25, 2005) through December 31, 2009	63

Consolidated Statements of Comprehensive Income For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25,2005) through December 31, 2009	64

Consolidated Statement of Stockholders’ Equity (Deficiency) For the period from inception (August 25, 2005) through December 31, 2009	65

Consolidated Statements of Cash Flows For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25, 2005) through December 31, 2009	66

Notes to Consolidated Financial Statements	67-81

Schedules not disclosed above or elsewhere in this report have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacific Asia Petroleum, Inc.
Hartsdale, NY

              We have audited the accompanying consolidated balance sheets of Pacific Asia Petroleum, Inc. and its subsidiaries (the “Company”) (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and the period August 25, 2005 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Asia Petroleum, Inc. and its subsidiaries (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 and the period August 25, 2005 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated expressed an unqualified opinion on the Company’s internal control over financial reporting.

 /s/ RBSM LLP

New York, New York
March 2, 2010

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
	(A Development Stage Company)
Consolidated Balance Sheets

As of December 31,	2009	2008

Assets
Current assets
Cash and cash equivalents	$3,602,110	$10,515,657
Short-term investments	1,735,397	1,260,000
Accounts receivable (2009 - related parties: $55,441)	68,771	-
Income tax refunds receivable	-	8,500
Prepaid expenses	427,101	90,657
Inventories (2009 - unfinished: $51,097; finished: $22,297)	73,394	-
Deposits	35,262	37,556
Advances	5,121	383
Total current assets	5,947,156	11,912,753

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
$2009 - 181,765; 2008 - $88,577)	450,703	569,303
Intangible assets	384	384
Investment in long-term certificate of deposit	25,141	-
Long-term advances	33,015	386,415
Investment in nonsubsidiary - at fair value	478,255	-
Deposits on prospective property acquisitions	-	1,150,000
Deferred charges	501,039	100,234

Total Assets	$7,435,693	$14,119,089

Liabilities and Equity
Current liabilities
Accounts payable (2009 - related parties: $75,748)	$172,140	$25,446
Income taxes payable	12,801	5,148
Accrued contracting and development fees (2009 - related parties: $662,000)	920,486	294,020
Accrued bonuses and vacations	367,957	158,473
Accrued and other liabilities	563,781	205,764
Total current liabilities	2,037,165	688,851

Equity
Stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries:
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
43,037,596 as of December 31, 2009; 40,061,785 as of December 31, 2008	43,038	40,062
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of December 31, 2009 and December 31, 2008
Outstanding - none as of December 31, 2009 and December 31, 2008	-	-
Paid-in capital	26,034,871	21,741,965
Deficit accumulated during the development stage	(20,457,442)	(8,968,064)
Other comprehensive income	91,572	229,860
Total stockholders' equity - Pacific Asia Petroleum, Inc. and Subsidiaries	5,712,039	13,043,823
Noncontrolling interests (deficit) equity	(313,511)	386,415
Total equity	5,398,528	13,430,238

Total Liabilities and Equity	$7,435,693	$14,119,089

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2009, 2008, and 2007 and for the period from inception (August 25, 2005) through December 31, 2009

				For the period
				from inception
				(August 25, 2005)
				through
	2009	2008	2007	December 31, 2009
Revenues
Sales and services	$66,802	$-	$-	$66,802

Costs and Operating Expenses
Depreciation	132,052	66,769	18,850	219,411
All other	11,523,729	5,717,051	2,963,397	21,440,794
Total costs and operating expenses	11,655,781	5,783,820	2,982,247	21,660,205

Operating Loss	(11,588,979)	(5,783,820)	(2,982,247)	(21,593,403)

Other Income (Expense)
Interest Income	37,885	323,762	618,089	1,079,142
Interest Expense	(939)	-	-	(939)
Other Income	217	14,695	12,937	27,849
Other Expense	(11)	(172)	(714)	(897)
Total Other Income	37,152	338,285	630,312	1,105,155

Net loss before income taxes and
noncontrolling interests	(11,551,827)	(5,445,535)	(2,351,935)	(20,488,248)
Income tax expense	(39,575)	(13,082)	(38,826)	(91,483)

Net loss	(11,591,402)	(5,458,617)	(2,390,761)	(20,579,731)
Less: Net loss - noncontrolling interests	102,024	11,968	7,077	122,289

Net Loss - Pacific Asia Petroleum, Inc. and Subsidiaries	$(11,489,378)	$(5,446,649)	$(2,383,684)	$(20,457,442)

Net loss per common share - Pacific Asia
Petroleum Inc. common shareholders -
basic and diluted	$(0.28)	$(0.14)	$(0.08)

Weighted average number of common
shares outstanding, basic and diluted	41,647,002	39,992,512	31,564,121

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25, 2005) through December 31, 2009

				For the period
				from inception
				(August 25, 2005)
				through
	2009	2008	2007	12/31/2009

Net loss	$(11,591,402)	$(5,458,617)	$(2,390,761)	$(20,579,731)
Other comprehensive income (loss) -
pre-tax and net of tax:
Currency translation adjustment	(63,643)	101,799	108,833	166,217
Unrealized gain (loss) on
investments in securities	(74,645)	-	-	(74,645)
Total other comprehensive income (loss)	(138,288)	101,799	108,833	91,572

Comprehensive income (loss)	(11,729,690)	(5,356,818)	(2,281,928)	(20,488,159)
Less: Comprehensive (income) loss -
Noncontrolling interests' share:
Net loss plus pre-tax and net of
tax other comprehensive income/loss	102,175	8,679	3,116	115,190

Comprehensive income (loss) -
Pacific Asia Petroleum, Inc. and
Subsidiaries	$(11,627,515)	$(5,348,139)	$(2,278,812)	$(20,372,969)

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)	For the period from inception (August 25, 2005) through December 31, 2009

	Pacific Asia Petroleum, Inc. Stockholders
	No. of Common Shares $.001 par value	Common Stock	Subscriptions Receivable	No. of Preferred Shares $.001 par value	Preferred Stock	Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficiency)
Balance - August 25, 2005	-	$-	$-	-	$-	$-	$-	$-	$-	$-
Issued for cash	1,852,320	1,852	-	-	-	10,148	-	-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548	-	-	-	-
Net loss	-	-	-	-	-	-	(51,344)	-	-	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	(51,344)	-	-	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	-	4,223,424
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	359,410	359,410
Amortization of options fair value	-	-	-	-	-	29,065	-	-	-	29,065
Currency translation	-	-	-	-	-	-	-	19,228	-	19,228
Net loss	-	-	-	-	-	-	(1,086,387)	-	(1,220)	(1,087,607)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	(1,137,731)	19,228	358,190	3,729,781
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	-	335,312
Shares retained by Pacific Asia Petroleum original stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)	-	-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-	-
Issued for services, compensation cost of stock options
and restricted stock	-	-	-	-	-	195,442	-	-	-	195,442
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	40,020	40,020
Currency translation	-	-	-	-	-	-	-	108,833	3,961	112,794
Net loss	-	-	-	-	-	-	(2,383,684)	-	(7,077)	(2,390,761)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	(3,521,415)	128,061	395,094	17,292,693
Issued on exercise of warrants	79,671	80	-	-	-	(83)	-	-	-	(3)
Vesting of restricted stock	76,400	76	-	-	-	(76)	-	-	-	-
Cancellation of restricted stock	(10,400)	(10)				10	-		-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,355,590	-	-	-	1,355,590
Issued for services	15,000	15	-	-	-	137,985	-	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)	-	-	-	(8,179,104)
Currency translation	-	-	-	-	-	-	-	101,799	3,289	105,088
Net loss	-	-	-	-	-	-	(5,446,649)	-	(11,968)	(5,458,617)
Balance - December 31, 2008	40,061,785	40,062	-	-	-	21,741,965	(8,968,064)	229,860	386,415	13,430,238
Issued on exercise of warrants and options	238,811	239	-	-	-	13,705	-	-	-	13,944
Exchanged for stock of Sino Gas & Energy Holdings Limited	970,000	970	-	-	-	551,930	-	-	-	552,900
Vesting of restricted stock	738,000	738	-	-	-	(738)	-	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	2,432,006	-	-	-	2,432,006
Issued for services	1,029,000	1,029	-	-	-	1,052,071	-	-	-	1,053,100
Adjustments to noncontrolling interests in subsidiary equity	-	-	-	-	-	243,932	-	(21)	(597,751)	(353,840)
Currency translation	-	-	-	-	-	-	-	(63,622)	(151)	(63,773)
Unrealized gain (loss) on investments in securities	-	-	-	-	-	-	-	(74,645)	-	(74,645)
Net loss	-	-	-	-	-	-	(11,489,378)	-	(102,024)	(11,591,402)
Balance - December 31, 2009	43,037,596	$43,038	$-	-	$-	$26,034,871	$(20,457,442)	$91,572	$(313,511)	$5,398,528

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AUDITED FINANCIAL STATEMENTS	Pacific Asia Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows	For the years ended December 31, 2009, 2008 and 2007,
and for the period from inception (August 25, 2005) through December 31, 2009

				For the period
				from inception
				(August 25, 2005)
				through
	2009	2008	2007	December 31, 2009
Cash flows from operating activities
Net loss - Pacific Asia Petroleum, Inc. and subsidiaries	$(11,489,378)	$(5,446,649)	$(2,383,684)	$(20,457,442)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	-	(88,440)	(90,602)	(188,987)
Currency transaction (gain) loss	(56,476)	41,047	43,444	28,015
Stock and options compensation expense	3,456,971	1,493,590	530,754	5,707,985
Noncontrolling interest in net loss	(102,024)	(11,969)	(7,077)	(122,290)
Depreciation expense	132,052	66,769	18,850	219,411
Impairment of assets adjustment	219,388	273,618	-	493,006
Changes in current assets and current
liabilities:
(Increase) decrease in income tax refunds receivable	8,500	(8,500)	-	-
(Increase) in accounts and other receivables	(68,771)	-	-	(68,771)
(Increase) in inventory	(73,394)	-	-	(73,394)
(Increase) decrease in advances	(4,738)	2,375	(2,758)	(5,121)
(Increase) decrease in deposits	2,294	(14,602)	(11,456)	(35,262)
(Increase) decrease in prepaid expenses	23,033	(44,410)	(14,761)	(67,624)
Increase (decrease) in accounts payable	146,694	22,707	(55,638)	156,989
Increase (decrease) in income tax and accrued liabilities	694,847	506,447	(87,959)	1,209,484
Net cash used in operating activities	(7,111,002)	(3,208,017)	(2,060,887)	(13,204,001)

Cash flows from investing activities
Net sales (purchases) of available for sale securities	(475,397)	9,940,000	(9,800,000)	(1,735,397)
Purchase of long-term certificate of deposit	(25,000)	-	-	(25,000)
Refunds/(deposits) on prospective property acquisitions	1,150,000	1,900,000	(3,050,000)	-
(Increase) decrease in long-term advances and deferred charges	(225,515)	5,824	(106,058)	(325,749)
Additions to property, plant and equipment	(232,535)	(334,319)	(84,118)	(850,839)
Net cash provided by (used in) investing activities	191,553	11,511,505	(13,040,176)	(2,936,985)

Cash flows from financing activities
Payment and proceeds of notes payable	-	-	(5,000)	(5,000)
Increase in noncontrolling interest investment in subsidiary	-	-	40,020	399,430
Increase in long-term advances to noncontrolling interest stockholder	-	-	-	(400,507)
Proceeds from exercise of stock options and warrants	13,944	-	-	13,944
Decrease in subscriptions receivable	-	-	-	28,000
Issuance of common stock net of issuance costs	-	(2,513)	15,385,982	19,671,092
Net cash provided by (used in) financing activities	13,944	(2,513)	15,421,002	19,706,959

Effect of exchange rate changes on cash	(8,041)	5,713	21,656	36,138

Net (decrease) increase in cash and cash equivalents	(6,913,546)	8,306,688	341,595	3,602,111
Cash and cash equivalents at beginning of period	10,515,657	2,208,969	1,867,374	-
Cash and cash equivalents at end of period	$3,602,111	$10,515,657	$2,208,969	$3,602,111

Supplemental disclosures of cash flow information
Interest paid	$939	$-	$-	$939
Income taxes paid	$24,723	$48,832	$35	$73,590

Supplemental schedule of non-cash investing and
financing activities
Common and preferred stock issued for services and fees	$1,053,100	$138,000	$335,312	$1,724,017
Common stock issued for stock of nonsubsidiary	$552,900	$-	$-	$552,900
Issuance costs paid as warrants issued	$-	$-	$868,238	$929,477
Increase in fixed assets accrued in liabilities	$-	$-	$4,537	$-
Warrants exercised for common stock	$-	$(3)	$-	$(3)
Decrease to long-term advances to noncontrolling interest shareholder	$353,840	$-	$-	$353,840
Disposition of partial interest in a subsidiary	$243,911	$-	$-	$243,911
Decrease in noncontrolling interest investment in subsidiary	$(597,751)	$-	$-	$(597,751)

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

Coalbed Methane

In October 2007 Pacific Asia Petroleum, Limited (“PAPL”), a wholly-owned subsidiary of the Company, entered into a production sharing contract (“PSC”) with China United Coalbed Methane Co. (“CUCBM”) with respect to coalbed methane (“CBM”) production covering an area in the Shanxi Province of China referred to as the Zijinshan Block.  During the development and production period, CUCBM will have the right to acquire a 40% participating interest and work jointly to develop and produce CBM under the PSC.  The PSC has a term of 30 years and was approved by the Ministry of Commerce of China in 2008.  In 2009 the Company completed seismic data acquisition, performed seismic shooting, and drilled its first well in the Zijinshan Block.  Core samples have undergone laboratory testing, including tests for gas content, gas saturation and coal characteristics.  Based on the results of these tests, at the latest Zijinshan PSC Joint Management Committee (JMC) meeting, the Company agreed to a 2010 work program which includes undertaking further technical studies related to the CUCBM Contract Area and drilling at least two additional wells there.

Chifeng Joint Development Contract

In 2006 a subsidiary of the Company entered into a joint development contract with Chifeng Zhongtong Oil and Natural Gas Co., Ltd., (“Chifeng”), a company incorporated in Inner Mongolia, China.  Pursuant to the Chifeng Agreement, drilling operations commenced in October 2006.  The first well drilled by Chifeng discovered oil and was completed as a producing well, but production operations were suspended in 2007 pending receipt of a production license from the Chinese government. The Company is pursuing a combination of strategies to have such production license awarded, including a possible renegotiation of the Chifeng Agreement and/or possible negotiations toward acquiring the existing production from the 22 sq. km. Kerqing Oilfield and extending its production license to the Chifeng area. As of year-end 2009, new activity toward accomplishing this result had not commenced.  If this Production License is not issued, the opportunities to drill additional long-term production wells under the contract, including future production from this first well, will be at risk.  No revenue has been recognized to date due to uncertainty of realization of the revenue until a permanent production license is obtained.  See Note 7. - Property, Plant and Equipment regarding the impairment adjustment recorded on Chifeng capitalized costs in 2009.

Natural Gas Distribution

In July 2009 the Company entered into a revised Letter of Intent to possibly acquire a 49% ownership interest in the  Handan Chang Yuan Natural Gas Co., Ltd. (“HGC”) from the  Handan Yua Ying Company Limited (“Handan”). HGC owns and operates gas distribution assets in and around Handan City, China. HGC was founded in May 2001, and is the primary gas distributer in Handan City, which is located 250 miles south of Beijing, in the Hebei Province of the People’s Republic of China. HGC has over 300,000 customers and owns 35 miles of a main gas pipeline, and more than 450 miles of delivery gas pipelines, with a delivery capacity of 300 million cubic meters per day.  HGC also owns an 80,000 sq. ft. field distribution facility. Gas is being supplied by Sinopec and PetroChina from two separate sources. The Company will continue its final legal and financial due diligence with an objective of entering into a mutually agreed final sale and purchase agreement in 2010.

Enhanced Oil Recovery and Production (“EORP”)

In May and June 2009, Pacific Asia Petroleum Energy Limited (“PAPE”), a subsidiary of the Company, entered into a Letter of Understanding and associated agreements with two persons pursuant to which a China joint venture company, Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”), was formed in September 2009 to engage in EORP operations using the patent rights contributed by a noncontrolling owner of Dong Fang.  Dong Fang is owned 75.5% by PAPE and 24.5% by a joint venture partner, LXD.  In conjunction with these agreements, a 30% ownership interest in PAPE was issued to one of the joint venture partners, BSG. Operations have commenced in various oil fields in the Liaoning, Shandong, and Xinjiang Provinces in China.  Initial revenues were recorded in 2009. The Company intends to negotiate additional agreements for EORP operations in 2010.

Oyo Field Production Sharing Contract Interest

In November 2009, the Company entered into a Purchase and Sale Agreement with CAMAC Energy Holdings Limited and certain of its affiliates  (“CAMAC”) involving the acquisition of a 60% interest in production sharing contract rights in the Oyo Field in Nigeria in return for $38.84 million in cash (subject to possible reduction in cash payment by a portion of CAMAC’s net cash flows from the Oyo Field through the closing date) and a 62.74% ownership in the Company’s Common Stock after giving effect to this transaction and related financing transaction (the “Transaction”).  If the Transaction is completed, CAMAC will own a majority interest in the Company and designate four of the seven members of the Company’s Board of Directors, and therefore a change of control of the Company will occur.  The Transaction is expected to close during the first quarter of 2010.

NOTE 2. --- BASIS OF PRESENTATION

The Company’s financial statements are prepared on a consolidated basis.  All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements include Pacific Asia Petroleum, Inc. (successor company to IMPCO) and its majority-owned direct and indirect subsidiaries in the respective periods. Net income for 2007 excludes the results of Pacific East Advisors, Inc. (PEA) and  Advanced Drilling Services, LLC (ADS) prior to May 7, 2007, the date of the Mergers.

The Company’s financial statements are prepared under U.S. Generally Accepted Accounting Principles as a development stage company. Refer to Note 5 regarding adoption in 2009  of revised presentation of noncontrolling interests in the balance sheet and income statement which have been applied retrospectively to prior years as required under ASC 810-10.  Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

NOTE 3.  --- LIQUIDITY AND CAPITAL RESOURCES

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

To date the Company has incurred expenses and sustained losses and has generated minimal revenue from operations. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company will require significant financing in excess of its December 31, 2009 available cash, cash equivalents, and short-term and long-term cash investments in order to achieve its business plan. It is not certain that this amount of financing will be successfully obtained.

Refer to Note 20. – Subsequent Event regarding the registered direct offering of Common Stock sold in February 2010.

NOTE 4. --- SIGNIFICANT ACCOUNTING POLICIES

In July 2009, The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the “Codification”)(“ASC”) which became the source of authoritative accounting principles effective with financial statements of interim and annual periods ending after September 15, 2009.  Sources of accounting principles referred to in this report refer to Topics, Subtopics and Sections of the Codification.

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

Short-term Investments – The Company applies the provisions of Accounting Standards Codification (ASC) Topic 320 (Investments in Debt and Equity Securities). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Inventories – The Company’s inventories of chemicals are carried at lower of cost or market, with cost determined using average cost.  The Company had no other inventories as of the balance sheet dates.

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

Depreciation, Depletion and Amortization - Depreciation, depletion and amortization for oil and gas related property is recorded on a unit-of-production basis.  For other depreciable property, depreciation is recorded on a straight line basis based on depreciable lives of five years for office furniture and three years for computer related equipment. Repairs and maintenance costs are charged to expense as incurred.

Reserves for Uncollectible Advances and Loans – The Company reviews its advances and loans receivable for possible impairment and records reserves for possible losses on amounts believed to be uncollectible.  This includes the recording of impairment on debt securities classified as held-to-maturity under ASC Topic 320 (Investments in Debt and Equity Securities), when impairment is deemed to be other than temporary.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets in property, plant and equipment for impairment in accordance with ASC Topic 360 (Property, Plant and Equipment). Review for impairment of long-lived assets occurs whenever changes in circumstances indicate that the carrying amount of assets in property, plant and equipment may not be fully recoverable.  An impairment loss is recognized for assets to be held and used when the estimated undiscounted future cash flows expected to result from the asset including ultimate disposition are less than its carrying amount.   Impairment is measured by the excess of carrying amount over the fair value of the assets.

Asset Retirement Obligations – The Company accounts for asset retirement obligations in accordance with ASC Topic 410 (Asset Retirement and Environmental Obligations). The Company at December 31, 2009 and 2008 had no long-lived assets subject to significant asset retirement obligations.  The nature or amount of any asset retirement obligations which the Company may become subject to from its future operations is not determinable at this time and will be assessed as significant operations and development efforts begin.

Revenues – Revenues are recognized only when the earnings process is complete and an exchange transaction has taken place. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges.  The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectibility, and the amount is not subject to refund

Income Taxes – Commencing May 7, 2007, the Company became subject to taxation as a corporation but at December 31, 2009 was in an operating loss position for U.S. income tax purposes. Therefore, the Company does not accrue U.S. current income taxes. Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC Topic 740 (Income Taxes). Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. For dates prior to May 7, 2007, the Company was an LLC pass-through entity treated similar to a partnership for income tax purposes in the United States, and therefore did not accrue or pay income taxes.

Foreign Currency Translation – The functional currency of the U.S. parent company is the U.S. dollar.   The functional currency of China subsidiaries is the local currency (RMB). For Hong Kong subsidiaries, the functional currency is the U.S. dollar or RMB, depending on the primary activity of the subsidiary. Balance sheet translation effects from translating functional currency into U.S. dollars (the reporting currency) are recorded directly to other comprehensive income in accordance with ASC Topic 200 (Comprehensive Income).

Stock Based Compensation – The Company accounts for stock based compensation in accordance with ASC Topics 718 (Compensation) and 505 (Equity) which specify the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006.  The Company made no stock based compensation grants before 2006. Accordingly, the ASC provisions pertaining to pre-2006 grants do not apply.   The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.  Compensation paid in restricted stock is valued at fair value at the award date and is charged to expense over the vesting period.

Net Income (Loss) Per Common Share –The Company computes earnings per share under ASC Topic 260 (Earnings Per Share). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options, unvested restricted stock, and warrants (calculated using the treasury stock method).

New Accounting Pronouncements – As of the balance sheet date, there were no new accounting pronouncements not yet adopted that are expected to materially affect the Company other than possibly those below.

Accounting Standards Update (ASU) No. 2009-17 – Consolidations (Topic 810) – “Improvements to Financial Reporting by Enterprises with Variable Interest Entities.”  This standard amends Topic 810 by requiring consolidation of certain special purpose entities that were previously exempted from consolidation.  The revised criteria will define a controlling financial interest for requiring consolidation as:  the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  This standard is effective for fiscal years beginning after November 15, 2009.

NOTE 5.   ADOPTION OF UPDATES TO THE FASB ACCOUNTING STANDARDS CODIFICATION

ASC 820-10
Effective January 1, 2009 the Company adopted the portion of ASC Topic 820 (Fair Value Measurements and Disclosures) that relates to assets measured at fair value on a nonrecurring basis.  The Company had previously adopted the remainder of ASC Topic 820 effective January 1, 2008.  Neither adoption had a material effect on the Company’s measurement practices for determining fair value.

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

ASC 810-10
Effective January 1, 2009 the Company adopted an update to ASC Topic 810 (Consolidation) that changes the accounting and reporting for noncontrolling interests (formerly known as minority interests) in subsidiaries and for the deconsolidation of a subsidiary.  The presentation of noncontrolling interests in the balance sheet and income statement has been revised to report noncontrolling interests as a separate component of total consolidated equity and total consolidated net income, rather than as reduction adjustments.  In addition, if a subsidiary is deconsolidated, the parent company will now recognize a gain or loss to net income based upon the fair value of the noncontrolling equity at that date.

The update is applied prospectively except for the provisions involving financial statements line detail presentation.  All of the Company’s financial statements contain changes as a result of the update. Under  the update, the amount formerly titled “Net Loss” in the income statement is now referred to as “Net Loss - Pacific Asia Petroleum, Inc. and Subsidiaries,” to designate the portion of total net loss attributable to the controlling shareholder interest of the parent company.  Financial statements for years prior to 2009 have been revised retrospectively in this report to reflect the revised presentation basis.

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

 NOTE 6. --- FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments for cash equivalents, short-term and long-term cash investments, accounts receivable, deposits, advances,  accounts payable, accrued expenses, and notes payable, approximate fair value at December 31, 2009, and 2008. The carrying amount for the investment in nonsubsidiary is fair value from a market price. The recorded amounts for fair values of securities were as follows at December 31, 2009 and 2008:

	2009	2008
Available for sale:
Short-term investments	$1,735,397	$1,260,000
Investment in nonsubsidiary	478,255	-

Held to maturity:
Long-term certificate of deposit	$25,141	$-
Long-term advances	33,015	386,415

Long-Term Advances

At December 31, 2008, and December 31, 2007, 100% of the Company’s long-term advances ($33,015 in 2009, $386,415 in 2008) were comprised of a note receivable from a single borrower. In 2006, IMPCO HK advanced $400,507 to Beijing Jinrun Hongda Technology Co., Ltd. (“BJHTC”), which then invested that amount in IMPCO Sunrise. The notes are repayable in RMB.  As of December 31, 2008 no repayments had been made.  The balance of $386,415 at December 31, 2008 reflects an impairment loss recorded in 2008, as described further below.   As of December 31, 2007 IMPCO HK had accrued $100,547 in interest and $33,476 in currency gains on the notes, for a total balance of $534,530.   BJHTC is obligated to apply any remittances received from IMPCO Sunrise directly to IMPCO HK. IMPCO Sunrise is authorized to pay these remittances directly to IMPCO HK on BJHTC’s behalf, until the debt is satisfied.  The note matures November 14, 2014.  BJHTC is only responsible to make payments under the note for the share of profits it receives from IMPCO Sunrise. On December 31, 2009 the total recorded capital of IMPCO Sunrise was reduced by agreement among IMPCO Sunrise and its owners, and the reduction (including the BJHTC share) was reclassified to an intercompany loan from IMPCO HK to IMPCO Sunrise.  The recorded amount for the outside note receivable of IMPCO HK from BJHTC was reduced to $33,015 as a result.

Under the provisions of ASC Topic 320 (Investments - Debt and Equity Securities), the BJHTC note has been accounted for as “held-to-maturity” based on an intent and ability to hold to maturity. ASC Topic 320 also provides that such securities are to be assessed for declines in value that are other than temporary.  In addition, we considered the guidance in ASC Topic 820 (Fair Value Measurements and Disclosures).  Based upon the delay in achieving net income in IMPCO Sunrise, the impact of the significant decline in the price of oil in the second half of 2008, the amount of uncollected interest on the note, and the required date for repayment, it was determined in the fourth quarter of 2008 that the note was impaired.  Additionally the recording of interest income on the note was discontinued effective October 1, 2008.  An impairment loss of $273,618 was recorded in 2008 operating expenses to reduce the carrying amount of the note to the recorded amount of the BJHTC-related minority interest liability in the consolidated balance sheet as of December 31, 2008. As IMPCO Sunrise had no positive cash flows from operations, projections of future potential positive cash flows at several rates of return were utilized to determine that the revised carrying amount was realistic based upon the rate of return inherent in that amount. The difference between the impairment adjustment and the net change in carrying amount from December 31, 2007 represents interest income and currency transaction adjustments recorded during 2008 prior to recording the impairment.  In accordance with ASC Topic 820, the calculation of impairment was based upon a “level 3” unobservable input because there are no direct or indirect observable inputs of  fair value available for this note given that it is not publicly traded and is not comparable to publicly traded securities.  It is not comparable to publicly traded securities because by its terms the note is repayable only from cash distributions to the noncontrolling interest owned by the debtor in which the debtor has no at risk cash investment and no active involvement in the management of the entity.  After reduction in the note balance at December 31, 2009 as previously described above, it was concluded that no additional impairment adjustment was required for 2009.

Concentration of Credit Risk

The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments, long-term investments, and long-term advances.  At December 31, 2009, 65% ($1,291,455) of the Company’s total cash was on deposit at HSBC in China and Hong Kong.  Also at that date, 64% ($1,028,762) of the Company’s total cash equivalents was invested in a single money market fund in the U.S.  At December 31, 2008, 78% ($975,681) of the Company’s total cash was on deposit in China at the Bank of China.  Also at that date, 48.7% ($4,514,167) of the Company’s total cash equivalents was invested in a single money market fund in the U.S.

NOTE 7. --- PROPERTY, PLANT AND EQUIPMENT

	Gross	Accumulated Depreciation	Net
December 31, 2009
Oil and gas leases	$150,000	$-	$150,000
Office and computer equipment	358,320	161,078	197,242
Enhanced oil recovery equipment	34,202	2,028	32,174
Leasehold improvements	89,946	18,659	71,287
Total	$632,468	$181,765	$450,703
December 31, 2008
Oil and gas wells	$221,805	$-	$221,805
Oil and gas leases	150,000	-	150,000
Office and computer equipment	244,595	59,894	184,701
Leasehold improvements	41,480	28,683	12,797
Total	$657,880	$88,577	$569,303

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $132,052, $66,769, and $18,850, respectively.

No interest expense has been capitalized through December 31, 2009.

Impairment of Chifeng Oil Well Costs

In 2009, the Company conducted an impairment review of its Chifeng contract capitalized oil well cost for recoverability as an asset to be held and used.  This review was prompted based on the continuing lack of production license that would enable recovery of these costs through production revenues and that three years have passed with no progress in this regard. Without a production license, the opportunities to drill additional production wells under the contract and future production from this initial well are significantly at risk. The Company has alternate strategies it intends to pursue toward possibly obtaining a production license through modification of the existing agreement and/or inclusion of this area in a production license for a neighboring area should the Company be able to obtain a production license for that other area.  However, as of December 31, 2009, activity toward accomplishing this result by specific negotiations and agreements had not commenced, and the likelihood of possible success and when it might occur could not be reasonably estimated.  Therefore, the Company concluded that an estimate of future cash flows from this asset no longer could be made.  Absent the likely ability to obtain a production license, the fair value of the asset is zero under Level 3 unobservable inputs for estimation of fair value under ASC Topic 820. Those conditions required the recording of an impairment charge to expense and retirement of capitalized costs of $219,388.  The impairment is included in “all other” within costs and operating expenses in the income statement.

NOTE 8. – FAIR VALUE MEASUREMENTS

The Company calculates fair values for assets and liabilities utilizing a three level hierarchy as follows:

Level 1:	Quoted market prices in active markets for identical items.

Level 2:	Observable inputs not included in Level 1, such as quoted prices for similar assets or liabilities, broker quotations, or other observable inputs for a similar contract term.

Level 3:	Unobservable inputs where Level 1 or Level 2 inputs are not available. Level 3 inputs may involve internal models of risk-adjusted expected cash flows using present value techniques.

The tables below exclude current assets and current liabilities other than assets for short-term investments, as fair value and cost are deemed to be identical for the excluded items.

Assets Measured at Fair Value on a Recurring Basis – as of December 31

	2009	Level 1 Measurements	2008	Level 1 Measurements

Short-term investments	$1,735,397	$1,735,397	$1,260,000	$1,260,000
Investment in nonsubsidiary	478,255	478,255	-	-
Total	$2,313,652	$2,313,652	$1,260,000	$1,260,000

Assets Measured at Fair Value on a Nonrecurring Basis – as of December 31

	2009	Level 3 Measurements	Loss Recorded for Year
Property, plant and equipment to be held and used	$450,703	$450,703	$(219,388)
Long-term advances	33,015	33,015	-

Refer to Note 7. – Property, Plant and Equipment regarding determination of the impairment loss recorded to net loss in 2009.

NOTE 9. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following is a detail of activity by category for accumulated other comprehensive income (loss).

	Currency translation adjustment	Gain (loss) on investments in securities		Total
Balance – December 31, 2006	$19,228		$-	$19,228
Change during 2007	108,833		-	108,833
Balance – December 31, 2007	128,061		-	128,061
Change during 2008	101,799		-	101,799
Balance – December 31, 2008	229,860		-	229,860
Change during 2009	(63,643)		(74,645)	(138,288)
Balance – December 31, 2009	$166,217	$	(74,645)	$91,572

NOTE  10. --- INCOME TAXES

Income tax expense was as follows for the respective periods:

	2009	2008	2007
Current:
U.S. Federal	$-	$(19,044)	$19,085
State and other	39,575	32,126	19,741
Total income tax expense	$39,575	$13,082	$38,826

The Company’s subsidiaries outside the United States did not have any undistributed net earnings at December 31, 2009, due to accumulated net losses.

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

	2009	2008	2007
Net (loss) before income tax expense	$(11,449,802)	$(5,433,567)	$(2,344,858)
Expected income tax provision at statutory rate of 35%, assuming U.S. Federal filing as a corporation	$(4,007,431)	$(1,901,748)	$(820,700)
Increase (decrease) due to:
Foreign-incorporated subsidiaries	1,585,060	433,577	40,011
U.S. Federal filing as a partnership during LLC periods	-	-	315,254
State and other income tax	39,575	32,126	19,741
Net losses not realizable currently for U.S. tax purposes	2,422,371	1,468,171	465,435
Penalties and miscellaneous	-	(19,044)	19,085
Total income tax expense	$39,575	$13,082	$38,826

The Company records interest and penalties related to income taxes as income tax expense.

The Company records zero net deferred income tax assets and liabilities on the balance sheet on the basis that its overall net deferred income tax asset position is offset by a valuation allowance due to its net losses since inception for both book basis and tax basis.

Deferred income tax assets by category are as follows as of December 31:

	2009	2008	2007
Tax basis operating loss carryovers	$5,171,772	$1,746,203	$444,756
Stock compensation	386,465	402,323	24,156
Depreciation	-	3,712	-
	5,558,237	2,152,238	468,912
Valuation allowance	(5,558,237)	(2,152,238)	(468,912)
Net deferred income tax assets	$-	$-	$-

The Company’s total tax basis loss carryovers at December 31, 2009 were $15,594,950.  Of this amount, $448,457 has no expiration date.  The remainder expires from 2011 to 2029.

NOTE 11. --- RELATED PARTY TRANSACTIONS

Consulting Agreements and Employment Contracts

Effective December 15, 2005 the Company entered into two-year consulting agreements with three key personnel who were also IMPCO members (shareholders of the Company following the Mergers). The agreements provided for the performance of specified services by the personnel in return for a fixed rate per month. The agreements were subject to termination by either party on 90 days notice. If an agreement is terminated by the Company, the consultant was entitled to receive the balance of payments that would have been payable through the original term. The Company’s commitments under these contracts were $33,350 per month, which increased to $34,350 per month in July 2006. In September 2006, new executive employment agreements were entered into between the Company and two IMPCO members to replace two of the three existing consulting agreements.  The agreements have no expiration date, and either party may terminate at will. The minimum commitment under these contracts is a total of $618,000 per year.   In the event of termination by the Company other than for cause or disability, multi-year severance payments are required. However, the operable effective date for the compensation rates under these agreements was delayed subject to the Company achieving certain financial benchmarks.  Therefore, payments continued at the rates set forth under the consulting agreements through March 31, 2007.  The new agreements became fully effective at the contracted rates on April 1, 2007.  These agreements are with Frank C. Ingriselli, President and Chief Executive Officer, and Stephen F. Groth, Vice President and Chief Financial Officer.

On August 1, 2008, the Company entered into an Employment Agreement with Richard Grigg, the Company’s Senior Vice President and Managing Director (the “Grigg Agreement”).  The Grigg Agreement, which superseded the prior employment agreement the Company entered into with Mr. Grigg in March 2008, had a three year term, and provided for a base salary of 1,650,000 RMB (approximately $241,000) per year and an annual performance-based bonus award targeted at between 30% and 40% of his then-current annual base salary awardable in the discretion of the Company’s Board of Directors.  Mr. Grigg was also entitled to reimbursement of certain accommodation expenses in Beijing, China, medical insurance, annual leave expenses, and certain other transportation fees and expenses.  In addition, in the event the Company terminated Mr. Grigg’s employment without Cause (as defined in the Grigg Agreement), the Company would have been required to pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  However, on January 27, 2009, the Company revised the terms of its employment relationship with Richard Grigg by entering into an Amended and Restated Employment Agreement with Mr. Grigg (the “Amended Employment Agreement”) and a Contract of Engagement (“Contract of Engagement”) with KKSH Holdings Ltd., a company registered in the British Virgin Islands (“KKSH”). Mr. Grigg is a minority shareholder and member of the board of directors of KKSH.  The Amended Employment Agreement superseded the Grigg Agreement and now governs the employment of Mr. Grigg in the capacity of Managing Director of the Company for a period of three years.  The Amended Employment Agreement provides for a base salary of 990,000 RMB (approximately $144,000) per year and the reimbursement of certain accommodation expenses in Beijing, China, annual leave expenses, and certain other transportation and expenses of Mr. Grigg.  In addition, in the event the Company terminates Mr. Grigg’s employment without Cause (as defined in the Amended Employment Agreement), the Company must pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  The Contract of Engagement governs the engagement of KKSH for a period of three years to provide the services of Mr. Grigg through KKSH as Senior Vice President of the Company strictly with respect to the development and management of business opportunities for the Company outside of the People’s Republic of China.  The basic fee for the services provided under the Contract of Engagement is 919,000 (approximately $134,000) RMB per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company shall also provide Mr. Grigg with medical benefits and life insurance coverage, and an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

The Company was a party to a consulting agreement, dated November 8, 2005, with Jamie Tseng, the Company’s former Executive Vice President (“Tseng Consulting Agreement”), which was assigned on September 1, 2006 by Mr. Tseng to Golden Ring International Consultants Limited, a British Virgin Islands registered company wholly-owned and controlled by Mr. Tseng, and which was later superseded in its entirety effective January 1, 2009 by that certain Employment Agreement, dated April 22, 2009 and effective January 1, 2009, entered into by and between the Company and Mr. Tseng.  Mr. Tseng served in the role of Executive Vice President to the Company from November 2005 to January 15, 2010, on which date Mr. Tseng retired as an executive officer and employee of the Company.

Management Service Contracts

In connection with the merger on May 7, 2007, the Company assumed an Advisory Agreement, dated December 1, 2006, by and between ADS and Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP agreed to provide certain financial advisory and management consulting services to the Company. Pursuant to the Advisory Agreement, CMCP was entitled to receive a monthly advisory fee of $9,500 for management work commencing on December 11, 2006 and continuing until December 11, 2009.  The Company received services from CMCP under this agreement since the Mergers.   Laird Q. Cagan, the Managing Director and 50% owner of CMCP, served as a member of the Company’s Board of Directors until his resignation in May 2009.  During 2008, the Company paid $123,500 in fees under this contract, including an amount due for 2007. During 2009, the Company paid $85,500 in fees under this contract, including amounts paid for early termination of this contract in June 2009.

Merger-Related Transactions

In connection with the Mergers on May 7, 2007, the Company assumed the obligation of ADS to pay Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Mr. Laird Cagan (at that time a director and significant shareholder of the Company) served as a registered representative and Managing Director, $1,195,430 in placement fees and expense reimbursements relative to the previous securities offering of ADS. This amount has been paid in full.

Immediately prior to the Mergers, ADS issued to its placement agents 1,860,001 warrants to purchase Class B membership units of ADS. Included were (i) warrants to purchase 3,825 Class B membership units of ADS issued to Michael McTeigue, an executive officer of ADS, (ii) warrants to purchase 83,354 Class B membership units of ADS issued to Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Laird Q. Cagan served as a registered representative and Managing Director, and (iii) warrants to purchase 696,094 Class B membership units of ADS issued to Laird Q. Cagan, a former member of the Company’s Board of Directors and  the then-beneficial owner of  7.7% of the Company’s Common Stock. These warrants were exchanged in the Mergers for warrants exercisable for 1,860,001 shares of Common Stock of the Company. The Company has accounted for this as an offering cost applicable to paid-in capital and therefore will not record any compensation expense on these warrants. At December 31, 2009, 1,460,888 warrants remained unexercised, at a weighted average exercise price of $1.30 per share of Common Stock, and expire May 7, 2012.

Acquisition of SGE Common Stock

In March, 2009, the Company issued 970,000 shares of Company Common Stock, to Mr. Richard Grigg, the Company’s Senior Vice President and Managing Director, in exchange for 3,825,000 Ordinary Fully Paid Shares of Sino Gas & Energy Holdings Limited (SG&E) owned by Mr. Grigg. This represented approximately 3.26% of the outstanding shares of SG&E as of March 9, 2009. The acquired shares were originally accounted for by the Company as a non-current investment carried at cost.  Commencing with the interim period ending September 30, 2009, the carrying amount is recorded at fair value. Mr. Grigg is a former executive of SG&E who joined the Company in October 2007.  The SG&E shares were acquired in order to eliminate possible conflicts of interest involving Mr. Grigg regarding possible future transactions that may occur between the Company and SG&E, as both companies’ business plans involve developing operations in China.

Chemical Sales Agent Arrangement

During the third quarter of 2009, the Company conducted its initial business involving EORP chemicals through an arrangement with Tongsheng, a subsidiary of the family-owned business of Mr. Li Xiangdong (LXD).   A new China Joint Venture Company (CJVC) was established for this purpose in September 2009, known as Beijing Dong Fang Ya Zhou Petroleum Technology Services Company Ltd. (Dong Fang).  LXD is a 24.5% owner of Dong Fang as a result of contributing patent rights and related technology for specialty chemicals and processes to Dong Fang. Prior to formation of Dong Fang, the Company was not licensed in China to purchase or blend chemicals for resale or to sell chemicals. Under the arrangement with Tongsheng, Tongsheng manufactured specialty blends of chemicals using technology developed by LXD and sold finished product to customers of the Company.  Tongsheng collects the revenues from customers in advance on these sales, bills the Company for the cost of sales, and is obligated to remit the revenues to the Company.

NOTE 12. --- OTHER COMMITMENTS

Lease Commitments

At December 31, 2009, the Company had non-cancelable lease commitments for two operating leases on office facilities. Future minimum lease rentals by year are as follows:

2010 - $ 210,748
2011 - $   86,358

Rental expense for the years ended December 31, 2009, 2008 and 2007 was $233,042, $110,013, and $78,183, respectively.

NOTE 13. --- CAPITALIZATION

Capital Stock Authorized and Issued

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

The Company’s capitalization at December 31, 2009 was 43,037,596 shares of Common Stock issued and outstanding, and 23,708,952 shares of Series A Convertible Preferred Stock issued but none outstanding. The Company’s capitalization at December 31, 2008 was 40,061,785 shares of Common Stock issued and outstanding, and 23,708,952 shares of Series A Convertible Preferred Stock issued but none outstanding .

Common Stock Issued as Compensation for Consultant Services

In 2009, the Company issued 1,029,000 shares of Common Stock for consultant compensation valued at $1,053,100, as follows: 879,000 shares at $.85 per share ($747,150);  90,000 shares at $1.92 per share  ($172,800);  10,000 shares at $.65 per share  ($6,500);  15,000 shares at $1.90 per share ($28,500);  15,000 shares at $2.09 per share ($31,350);  and 20,000 shares at $3.34 per share ($66,800).

In 2008, the Company issued 15,000 shares of Common Stock for consultant compensation valued at $138,000, as follows:  5,000 shares at $22.90 per share ($114,500); and 10,000 shares at $2.35 per share ($23,500).

Other Equity-Based Compensation

Refer to Note 15. – Stock-Based Compensation Plans regarding activity for stock options and stock compensation not immediately vested at award date.

NOTE 14.  ---  NAVITAS ACQUISITION

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

A majority of interest of Navitas’ and Navitas LLC’s shareholders and members, respectively, were shareholders of the Company prior to the merger.  In addition, Adam McAfee, the President of Navitas and Managing Director of Navitas, LLC, is the brother of Eric A. McAfee.  At the time of the merger, Eric McAfee was a beneficial owner of approximately 5.6% of the Company’s Common Stock and 50% owner of Cagan McAfee Capital Partners, LLC, a fund owned 50% by Mr. Laird Q. Cagan.  At the time of the merger, Mr. Cagan was a member of the Company’s Board of Directors and beneficial owner of approximately 7.2% of the Company’s Common Stock.

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

NOTE 15.  --- STOCK-BASED COMPENSATION PLANS

Stock Options

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units to result in issuance of a maximum aggregate of 6,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors.  In 2009, the Company issued a total of 460,070 stock options with vesting periods from 6 months to 25 months. The approximate percentages of the 2009 awards vesting by year is as follows: 2010 - 53%; 2011 – 23%; 2012 – 24%.

The following is a table of options activity:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(Years)
Outstanding at December 31, 2008	2,137,200	$1.04	9.07
Granted in 2009	460,070	$3.96	5.25
Exercised in 2009	(30,000)	$.59
Forfeited in 2009	(25,000)	$.64
Outstanding at December 31, 2009	2,542,270	$1.57	8.16
Expected to vest	2,474,610	$1.56	8.17
Exercisable at December 31, 2009	1,291,488	$1.06	8.85

The total intrinsic values of options at December 31, 2009 were $7,090,724 for options outstanding and expected to vest and $4,811,400 for options that were exercisable at that date.  The total intrinsic values realized by recipients on  options exercised were $117,824 in 2009 and none in 2008 and 2007.

The Company recorded compensation expense relative to stock options in 2009, 2008 and 2007 of $583,547, $378,025, and $167,325 respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model.  The table below shows the weighted average amounts for the assumptions used in the model for options awarded in each year.

	2009	2008	2007
Expected price volatility (basket of comparable public companies)	77.54%	65.60%	55.80%
Risk-free interest rate (U.S. Treasury bonds)	1.42%	2.04%	4.09%
Expected annual dividend rate	0.00%	0.00%	0.00%
Expected option term – weighted average	3.17 yrs.	5.95 yrs.	5.98yrs.
Grant date fair value per common share-weighted average	$2.05	$.39	3.38

Restricted Stock	Number Of Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	834,000	$1.78
Granted in 2009	924,055	$2.42
Vested in 2009	(738,000)	$1.87
Outstanding at December 31, 2009	1,020,055	$2.29

The Company recorded compensation expense relative to restricted stock in years 2009, 2008 and 2007 of $1,848,459, $977,565 and $28,117 respectively.

Unamortized Compensation

At December 31, 2009, the remaining future compensation expense to be recorded on unvested stock options and restricted stock was $2,530,180, to be recognized over a weighted average period of 1.66 years, assuming that no forfeitures occur.

Fair Value Data

The total grant date fair value of shares vested during 2009, 2008, and 2007 were $1,383,370, $763,510, and $173,441 respectively.

The total grant date fair values of stock options and restricted shares issued during the years 2009, 2008, and 2007 were $3,185,240, $1,478,080, and $1,660,800 respectively.

NOTE 16. --- POTENTIALLY DILUTIVE SECURITIES

Warrants, options and restricted stock described in the immediately preceding notes are potentially dilutive in future periods if the Company has net income. They have been anti-dilutive for all periods to date because the Company has been in a loss position.

NOTE 17. --- PENSION AND POSTRETIREMENT PLANS

In 2007 the Company adopted a defined contribution 401(k) plan for its employees.   The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. The plan includes the option for employee contributions to be made from either pre-tax or after-tax basis income as elected by the employee. Company contributions are immediately vested to the employee.  In 2009, the Company contributions were $75,322 under this plan including third party administration fees.

NOTE 18. --- PATENT APPLICATION RIGHTS

On November 27, 2009, the State Intellectual Property Office of the PRC in China  recognized Dong Fang as the official owner of the six LXD Patent Application Rights (the “Rights”), covering enhanced oil recovery technologies developed by LXD (the “EORP Technologies”). LXD contributed the Rights in satisfaction of his 24.5% share of Dong Fang’s registered capital of RMB 30,000,000. The fair value of the Rights was verified by a certified Chinese valuation firm.

Thus far, Dong Fang has used the Rights to utilize the EORP Technologies in both service and sale scenarios. Dong Fang intends to pursue various short- and  long-term strategies to expand its EORP operations in order to add value to the Company.

Under interpretation SAB No. 48 issued by the Staff of the U.S. Securities and Exchange Commission,  the Company in this case is not permitted to record a capitalized asset value on the Rights for U.S. reporting. This ruling in no way lessens the fair value of the Rights to the Company.

NOTE 19. --- LITIGATION AND CONTINGENCIES

The Company at December 31, 2009 had no litigation, actual or potential, of which it was aware and which could have a material effect on its financial position.

NOTE 20. --- SUBSEQUENT EVENT

On February 16, 2010, the Company consummated the offer and sale of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers (1) warrants to purchase up to an additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), exercisable commencing six months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares are to be sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the offering.  As consideration for its services as placement agent, Rodman  received  a cash fee equal to 6.0% of the gross proceeds of the offering ($1,200,000), as well as a 5-year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the offering (150,000 shares of Common Stock), plus any shares underlying the Warrants.  Rodman’s warrant has the same terms as the Warrants issued to the Purchasers in the offering except that the warrant is not exercisable until the 6-month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the offering are planned to be used by the Company for working capital purposes, and also may be used by the Company to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which began production in December 2009.

Quarterly Information (unaudited)

The table below presents unaudited quarterly data for the years ended December 31, 2009 and December 31, 2008:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues – sales and services	$-	$-	$55,409	$11,393
Operating Loss	$(2,939,025)	$(2,149,474)	$(2,696,731)	$(3,803,749)
Net Loss	$(2,922,351)	$(2,158,650)	$(2,644,162)	$(3,764,215)
Basic and diluted net loss per common share	$(.07)	$(.05)	$(.06)	$(.09)

2008
Operating Loss	$(1,085,980)	$(1,265,498)	$(1,250,923)	$(2,181,419)
Net Loss	$(950,008)	$(1,201,002)	$(1,157,980)	$(2,137,659)
Basic and diluted net loss per common share	$(.02)	$(.03)	$(.03)	$(.05)

Fourth quarter 2009 versus fourth quarter 2008

The 2009 fourth quarter operating loss exceeded the 2008 fourth quarter operating loss by $1,622,329.  The increase was principally due to increased consulting expense of $905,905 of which $630,519 was for amounts paid as equity and $275,386 was for amounts paid as cash.  The increased consulting expense was largely due to milestone payments under agreements related to start-up of EORP operations.  In addition, stock compensation expense for restricted stock and stock options increased $358,528 due to greater value of awards subject to amortization.  Legal fees expense decreased $82,309 principally due to lower expense related to China.  All other expenses reflected a net increase, including 2009 write-offs of deferred charges of $85,000 on asset acquisition and financing transactions under negotiation that were terminated.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2009.

RBSM LLP, the independent registered public accounting firm that has audited the financial statements included in this Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009 which is given below.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacific Asia Petroleum, Inc.
Hartsdale, NY

We have audited Pacific Asia Petroleum, Inc. and its subsidiaries (the "Company") (a development stage company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Pacific Asia Petroleum, Inc. and its subsidiaries maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Asia Petroleum, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and for the period August 25, 2005 (date of inception) through December 31, 2009,  and our report dated  March 2, 2010 expressed an unqualified opinion.

/s/ RBSM LLP

New York, New York March 2, 2010

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other information called for by Item 10 of Form 10-K is set forth in the Company’s Proxy Statement for its annual meeting of shareholders to be held on  June 9, 2010 (the “Proxy Statement”), which is incorporated herein by reference.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents Filed as Part of this Report:

(1,2)         Financial Statements and Schedules.

The following financial documents of Pacific Asia Petroleum, Inc. are filed as part of this report under Item 8:

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations – For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25, 2005) through December 31, 2009

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25, 2005) through December 31, 2009

Consolidated Statement of Stockholders’ Equity (Deficiency) – For the period from inception (August 25, 2005) through December 31, 2009

Consolidated Statements of Cash Flows – For the years ended December 31, 2009, 2008 and 2007, and for the period from inception (August 25, 2005) through December 31, 2009

Notes to Consolidated Financial Statements

  (3)         EXHIBITS:

Exhibit Number	Description

2.1
Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, IMPCO and IMPCO Merger Sub (incorporated by reference to Exhibit 10.16 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

2.2
Agreement and Plan of Merger, dated July 1, 2008, by and among Pacific Asia Petroleum, Inc., Navitas Corporation and Navitas LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on July 8, 2008).

2.3
Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, ADS and ADS Merger Sub (incorporated by reference to Exhibit 10.15 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

4.3	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). *

4.4	Company 2009 Equity Incentive Plan. (incorporated by reference to Registration Statement on Form S-8 (No. 333-160737) filed on July 22, 2009). *

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 10, 2010).

4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on February 10, 2010).

10.1	Form of Securities Purchase Agreement, dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 12, 2010).

10.2	Company 2007 Stock Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). *

10.3	Company 2007 Stock Plan form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). *

10.4	Company Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

10.5	Company 2009 Equity Incentive Plan form of Stock Option Agreement. *

10.6	Company 2009 Equity Incentive Plan form of Restricted Shares Grant Agreement. *

10.7
Subscription Agreement, dated March 2, 2009, by and between the Company and Richard Grigg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed March 4, 2009).

10.8	Consulting Agreement, dated February 28, 2007, by and between Christopher B. Sherwood and IMPCO (incorporated by reference to Exhibit 10.9 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

10.9	Consulting Agreement, dated February 28, 2007, by and between Dr. Y.M. Shum and IMPCO (incorporated by reference to Exhibit 10.10 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

10.10
Executive Employment Agreement, dated September 29, 2006, by and between Frank C. Ingriselli and the Company (incorporated by reference to Exhibit 10.11 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). *

10.11	Executive Employment Agreement, dated September 29, 2006, by and between Stephen F. Groth and the Company (incorporated by reference to Exhibit 10.12 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). *

10.12	Amended and Restated Employment Agreement, dated January 27, 2009, entered into by and between the Company and Richard Grigg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52270) filed on February 3, 2009). *

10.13	Contract of Engagement, dated January 27, 2009, entered into by and between the Company and KKSH Holdings Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (No. 000-52270) filed on February 3, 2009). *

10.14
Employment Agreement, dated April 22, 2009, entered into by and between the Company and Jamie Tseng (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on April 28, 2009). *

10.15	Lease, dated December 1, 2006, by and between Station Plaza Associates, and IMPCO (incorporated by reference to Exhibit 10.13 of our Form 10-SB (No. 000-52770) filed on August 16, 2007).

10.16
First Amendment to Lease, effective September 10, 2008, entered into by and between the Company and Station Plaza Associates (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on September 18, 2008).

10.17
Tenancy Agreement, dated June 12, 2009, by and between Bluewater Property Management Co., Ltd. and the Company (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (No. 000-52770) filed on August 6, 2009).**

10.18
Contract for Cooperation and Joint Development, dated August 23, 2006, by and between Chifeng Zhongtong Oil and Natural Gas Co., Ltd. and Inner Mongolia Production Company (HK) Ltd. (incorporated by reference to Exhibit 10.18 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). ***

10.19
Agreement on Joint Cooperation, dated May 31, 2007, by and between Sino Geophysical Co., Ltd. and the Company (incorporated by reference to Exhibit 10.20 of our Form 10-SB (No. 000-52770) filed on August 16, 2007). ***

10.20	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Zijinshan Area, Shanxi Province, The People’s Republic of China, dated October 26, 2007, by and between Pacific Asia Petroleum, Ltd. and China United Coalbed Methane Corp. Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on October 31, 2007). ***

10.21	The Articles of Association of the Chinese-foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum Co Ltd. (incorporated by reference to Exhibit 10.21 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007). **

10.22
The Contract of the Chinese-Foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum Co. Ltd., by and between Beijing Jin Run Hang Da Technology Company Ltd. and Inner Mongolia Production Company (HK) Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.22 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007). **

10.23
Amendment to the Contract of the Chinese-Foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum Co. Ltd., Promissory Note, by and between Beijing Jin Run Hang Da Technology Company Ltd. and Inner Mongolia Production Company (HK) Ltd., dated December 31, 2009 and Promissory Note, by and between Inner Mongolia Sunrise Petroleum Co. Ltd. and Inner Mongolia Production Company (HK) Ltd., dated December 31, 2009.

10.24
Purchase and Sale Agreement, dated November 18, 2009, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited, and Allied Energy Plc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 001-34525) filed on November 23, 2009).

21.1	Subsidiaries of the Company.

23.1	Consent of RBSM LLP , Independent Registered Certified Public Accounting Firm, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
____________
*	Indicates a management contract or compensatory plan or arrangement.
**	English translation of executed Chinese original document included. Document provides that in the event of any inconsistencies between the Chinese and English versions of these documents, the Chinese versions shall govern.
***	Document provides that inconsistencies between the Chinese and English versions to be resolved in accordance with Chinese law.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2010

Pacific Asia Petroleum, Inc.

By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephen F. Groth
Stephen F. Groth
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank C. Ingriselli	Director, President and Chief Executive Officer	March 2, 2010
Frank C. Ingriselli	(Principal Executive Officer)

/s/ Stephen F. Groth	Vice President and Chief Financial Officer	March 2, 2010
Stephen F. Groth	(Principal Accounting and Financial Officer)

/s/ James F. Link, Jr.	Director	March 2, 2010
James F. Link, Jr.

/s/ Elizabeth P. Smith	Director	March 2, 2010
Elizabeth P. Smith

/s/ William E. Dozier	Director	March 2, 2010
William E. Dozier

/s/ Robert C. Stempel	Director	March 2, 2010
Robert C. Stempel