Form 10-K/A
period 2009-12-31
CAMAC Energy Inc.
filed 2010-04-30
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
———————

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from: _____________ to _____________

001-34525
(Commission File Number)

CAMAC ENERGY INC.
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
Yes          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer    Accelerated filer    Non-accelerated filer ☒   Small reporting company 

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $53,900,873 (based on $1.98 per share, the last price of the common stock as reported on the OTC Bulletin Board on such date).  For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.  As of April 30, 2010, there were 143,317,494 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on March 2, 2010.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the names of our current directors and executive officers, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Directors are elected at each annual meeting of stockholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Name	Age	Position
Frank C. Ingriselli	56	President, Chief Executive Officer, Secretary and Director
Stephen F. Groth	57	Vice President and Chief Financial Officer
Richard Grigg	56	Senior Vice President and Managing Director
Dr. Kase Lukman Lawal	55	Director
John Hofmeister	61	Director
Dr. Lee Patrick Brown	72	Director
Hazel O’Leary	72	Director
James F. Link, Jr.	65	Director
William E. Dozier	55	Director

FRANK C. INGRISELLI.  Mr. Ingriselli has served as the President, Chief Executive Officer, Secretary and a member of the Board of Directors of the Company since May 2007.  Mr. Ingriselli has over 29 years experience in the energy industry. Mr. Ingriselli began his career at Texaco, Inc. (“Texaco”) in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing a large international investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC (“GVI”), an energy consulting firm, for which Mr. Ingriselli served as the President and Chief Executive Officer. Mr. Ingriselli is no longer active with GVI. In 2005, Mr. Ingriselli co-founded Inner Mongolia Production Company, LLC (“IMPCO”) with Mr. Stephen F. Groth, the Vice President and Chief Financial Officer of the Company, and others, and served as the President, Chief Executive Officer and a Manager of IMPCO prior to the May 2007 merger of IMPCO into the Company.

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

STEPHEN F. GROTH.  Mr. Groth has served as the Vice President and Chief Financial Officer of the Company since May 2007. Mr. Groth brings to the Company more than 30 years experience in the energy industry providing financial analysis, financial modeling, corporate reporting and financial reporting system expertise. Mr. Groth joined Texaco in 1979 and held various positions in financial groups at Texaco, and from 1999 to 2001 held a position in the corporate executive group at Texaco with the responsibility of reviewing all of its investments and divestments (capital expenditures, acquisitions, and divestitures) greater than $10 million. From 2001 until May 2007, Mr. Groth served as Vice President of GVI. In his roles at both Texaco and GVI, Mr. Groth reviewed numerous transactions, assuring that evaluations were done in accordance with appropriate corporate standards and that the assumptions underlying the economic valuations were valid, and regularly advised client operating departments on appropriate ways to evaluate investment alternatives, providing support for the negotiation of major acquisitions and divestitures. In 2005, Mr. Groth co-founded IMPCO with Mr. Ingriselli and others, and served as the Vice President, Chief Financial Officer and Manager of IMPCO prior to the May 2007 merger of IMPCO into the Company.

Mr. Groth received his Bachelor of Arts in Philosophy in 1975 from Fordham University and his MBA in Accounting from New York University in 1977. Before joining Texaco in 1979, he worked as an auditor for Price Waterhouse, and as an internal auditor for American Airlines.

RICHARD GRIGG.  Mr. Grigg was promoted to the position of Senior Vice President and Managing Director of the Company, effective August 1, 2008. Mr. Grigg has served as the Company’s Managing Director of its Beijing office since October 2007, and has 38 years experience in the petroleum and resource industries, with broad experience in both the operating and service sectors of the petroleum industry as well as extensive management and operational experience.  Prior to joining the Company, Mr. Grigg was the Chief Operating Officer for Sino Gas & Energy Limited (“SGE”) based in Beijing and responsible from 2005 to October 2007 for all activities of the company within China and in particular for negotiating SGE’s operatorship of, and farm into, the Chevron owned Linxing, San Jiao Bei and Shenfu production sharing contracts, and the subsequent exploration and appraisal operations in those areas. Prior to joining SGE, from 2000 through 2005 Mr. Grigg served as a consultant to various Australian-based coalbed methane (“CBM”) operators where he was involved in managing the project development of some of the largest Australian CBM commercialization projects including the Moranbah Gas Project in North Central Queensland for CH4 Ltd (now Arrow Energy Limited).  In 1987, Mr. Grigg founded Surtron Technologies, taking it to leadership within the resources industry in Australia and the Asia Pacific region before selling the company in 1997 to publicly listed Imdex Limited. From 1992 to 1998, Mr. Grigg was also involved in a technology transfer venture in Vietnam and other countries in the Asia Pacific region.

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

DR. KASE LUKMAN LAWAL.  Dr. Lawal has served on the Company’s Board of Directors since April 2010.  As Chairman and Chief Executive Officer of CAMAC International Corporation, Dr. Kase Lawal leads a diverse group of affiliated companies that comprise the second largest African-American owned corporation in the United States. He is also chairman of CAMAC’s Allied Energy Corporation. Committed to public service, he contributes valuable leadership as a commissioner on the Port of Houston Authority and as vice chairman of the Houston Airport Development System Corporation. He is also a member of the National Urban League’s Board of Directors and the Fisk University Board of Trustees. Dr. Lawal is a member of the board of directors and a majority shareholder in Unity National Bank, the only federally insured and licensed African American-owned bank in Texas. Dr. Lawal earned a bachelor’s degree in chemistry from Texas Southern University and an MBA in finance and marketing from Prairie View A&M University in Prairie View, Texas. He was awarded an honorary doctorate in philosophy from Fort Valley (Georgia) State University and an honorary doctorate in humane letters from Texas Southern University.

JOHN HOFMEISTER.  Mr. Hofmeister has served on the Company’s Board of Directors since April 2010.  Upon retirement from Shell Oil Company in July 2008, John Hofmeister founded the not-for-profit (501(c)(3)), nationwide membership association, Citizens for Affordable Energy, which he currently heads.  This Washington D.C.-registered, public policy education firm exists to promote sound U.S. energy security solutions for the nation, including a range of affordable energy supplies, efficiency improvements, essential infrastructure, sustainable environmental policies and public education on energy issues.

Mr. Hofmeister was named President of Houston-based Shell Oil Company in March 2005, heading the U.S. Country Leadership Team, which included the leaders of all Shell businesses operating in the United States.  He became President after serving as Group Human Resource Director of the Shell Group, based in The Hague, The Netherlands.

A business leader who has participated in the inner workings of multiple industries for over 35 years Mr. Hofmeister also has held key leadership positions in General Electric, Nortel and AlliedSignal (now Honeywell International).  Mr. Hofmeister serves as Chairman of the National Urban League and is a member of the U.S. Department of Energy’s Hydrogen and Fuel Cell Technical Advisory Committee, and the Sodexo Business Advisory Board.  He also serves as a non-executive director of Hunting PLC.  He serves on the boards of the Foreign Policy Association, Strategic Partners, LLC, the Gas Technology Institute and the Center for Houston’s Future.  Mr. Hofmeister is a Fellow of the National Academy of Human Resources.  He also is a past Chairman and serves as a Director of the Greater Houston Partnership.

Mr. Hofmeister earned Bachelor’s and Master’s Degrees in Political Science from Kansas State University.

DR. LEE PATRICK BROWN.  Dr. Brown has served on the Company’s Board of Directors since April 2010.  Capping a career of public service dedicated to law enforcement, Dr. Lee P. Brown was elected Mayor of the City of Houston on December 6, 1997, sworn in on January 2, 1998; and reelected in 1999 and again in 2001, serving the maximum of three terms in office.  Prior to his election as Mayor of the Nation's fourth-largest city, Dr. Brown served in President Bill Clinton's Cabinet as Director of the White House Office of National Drug Control Policy from 1993 to 1996. Dr.  Brown rose through the law enforcement ranks - first as a patrolman with the San Jose, California Police Department; then as a Sheriff of Multnomah County, Oregon; followed by Commissioner of Public Safety in Atlanta Georgia; Chief of Police in Houston, Texas and Police Commissioner for New York City, New York.

Dr. Brown has an undergraduate degree in criminology from Fresno State University, a master's degree in sociology from San Jose State University and holds a master's degree and doctorate degree in criminology from the University California at Berkeley, where he also is an UC-Berkeley Fellow. He was selected as UC-Berkeley's 2004 Alumnus of the Year.  He also holds honorary doctorate degrees from Florida International University, Portland State University, State University of New York, Fresno State University, John Jay College of Criminal Justice, Paul Quinn College and Howard University. He is an honorary visiting professor at four universities in China.

Dr. Brown also has been a part time Professor at San Jose State University; Professor and Chairman of the Department of Administration of Justice at Portland State University; Associate Director of the Institute for Urban Affairs and Research and Professor of Public Administration at Howard University; University Professor at Texas Southern University and a Senior Scholar at the James A. Baker III Institute for Public Policy and Professor of Sociology at Rice University. After leaving the Office of the Mayor, he served as a Visiting Scholar in the School of Social Sciences at Rice University.

Dr. Brown is currently the Chairman and CEO of Brown Group International, member of the Board of CAMAC International Corporation and Chairman of the Board of Unity National Bank.

HAZEL R. O’LEARY.  Ms. O’Leary has served on the Company’s Board of Directors since April 2010.  Since 2004, Ms. O'Leary has served as the President of Fisk University in Nashville, Tennessee.  She also currently serves on the board of directors of the ITC Holdings, Corp. She serves on the non-profit boards of Nashville Alliance for Public Education, Nashville Business Community for the Arts and Arms Control Association. Ms. O'Leary served as an assistant attorney general and assistant prosecutor in the state of New Jersey and was appointed to the Federal Energy Administration under President Gerald Ford and served as Assistant Secretary of Energy under President Jimmy Carter. Ms. O'Leary worked in the private sector as a principal at the independent public accounting firm of Coopers and Lybrand from 1977 to 1979. In 1981 she was named vice president and general counsel of O'Leary and Associates, a company focused on international economics and energy. She served in that capacity until 1989 and then returned as president from 1997 to 2001. In 1989, she became executive vice president for environmental and public affairs for the Minnesota Northern States Power Company and, in 1992, was promoted to president of the holding company's gas distribution subsidiary. Ms. O'Leary served as the Secretary of Energy during the first Clinton Administration from 1993 to 1997. She served as president and chief operating officer for the investment banking firm Blaylock and Partners in New York from 2000 to 2002. She previously served on the Board of Directors of the UAL Corporation, the parent company of United Airlines, Scottish Re, Ltd. (a financial services and reinsurance company), ICF Kaiser International, Inc., an engineering, construction and consulting company and the AES Company, a global power producer. After earning a bachelor's degree at Fisk University , Ms. O'Leary earned her law degree from Rutgers University School of Law.  She is a member of the New Jersey State Bar Association and The District of Columbia Bar Association.

JAMES F. LINK, JR.   Mr. Link has served on the Company’s Board of Directors since July 2008.  Mr. Link retired from the position of Vice President of Finance and Risk Management of Texaco Inc. upon its merger with Chevron Inc. in 2001.  He earned a bachelor of Business Administration degree in Accounting in 1966 and a Master of Business Administration degree in 1968, both from University of Memphis.  Mr. Link served from 1969 to 1971 as a Lieutenant in the U.S. Army Finance Corps.  He joined the Comptroller’s Department of Texaco in New York in 1971.  Mr. Link was named Manager of Texaco’s Corporate Financial Reporting Office in 1979.  In 1984 he was named Assistant to the Senior Vice President and Chief Financial Officer of Texaco.  He was named as Texaco’s Director of Corporate Finance in the Finance Department in 1986.  He was appointed Assistant Treasurer of Texaco in 1989 and was named Senior Assistant Treasurer in 1991.  Mr. Link assumed in 1993 the responsibilities of Fiscal Director and Comptroller of Texaco U.S.A. headquartered in Houston, Texas.  In 1995, Mr. Link was elected Treasurer of Texaco and, in 1999, he was elected Vice President of Finance and Risk Management.  He served as a Director of Caltex Corporation, Texaco’s refining, marketing joint venture with Chevron, which operated throughout Asia, Africa, the Middle East and Australia.  He also served as a Director of Equilon LLC, a refining, marketing joint venture with Shell Oil, operating primarily in the Western and Mid-Western United States.

Mr. Link is a Board Member of Nehemiah Commission, a not-for-profit social services agency providing services to at-risk children in Fairfield and New Haven counties in Connecticut.  He also is a Board Member of the Oak Hill School-CT Institute for the Blind Foundation, headquartered in Hartford, Connecticut which helps people with disabilities in communities throughout Connecticut.

WILLIAM E. DOZIER.  Mr. Dozier has been a member of the Company's Board of Directors and the Chairman of the Company’s Technical/Operating Committee since May 2009.  Mr. Dozier has over 34 years of technical and operational experience in the US and the international oil and gas industry.  Since 2005, Mr. Dozier has served as an independent consultant and President of Extex Consulting, Inc. based in Tulsa, Oklahoma and Houston, Texas, and since late 2005 has also served on the Board of Directors of Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploitation, development, and production of crude oil and natural gas resources.

Mr. Dozier held several key executive positions including Senior Vice President – Business Development and Vice President Operations during his 13-year career at Vintage Petroleum, Inc. (a large publicly-traded independent oil and gas company), which was acquired by Occidental Petroleum for $3.8 billion in 2006.  At Vintage, Mr. Dozier demonstrated his outstanding leadership in a wide spectrum of business activities in the global oil and gas industry, including the acquisition and establishment of engineering, administrative and field operations for both U.S. and international projects.  From 1983 to 1992, Mr. Dozier was Manager of Operations Engineering for Santa Fe Minerals Inc., an independent oil and gas company.  Mr. Dozier began his career with Amoco Production Company in 1975, working in all phases of production, reservoir evaluations, drilling and completions in the Mid-Continent and Gulf Coast areas.

Throughout his career, Mr. Dozier has been active in multiple industry and charitable groups.  Being a member of the Society of Petroleum Engineers (SPE) since 1973, he has served as Local Section Chairman and board member, and on three national SPE committees, where he chaired the Career Guidance Committee and the Technical Information Committee.  In addition to SPE, he has been involved in the International Petroleum Association of America (IPAA), the Texas Independent Producers and Royalty Owners (TIPRO), Texas Alliance of Energy Producers (TAEP), the Oklahoma Independent Petroleum Association (OIPA), and the California Independent Petroleum Association (CIPA) where he served on the board of directors and membership committee.  He is also a member of the Tulsa Petroleum Club, the Houston Producers Forum, and the National Association of Corporate Directors.   Mr. Dozier also serves on the Advisory Board for Happy Hands Education Center for deaf and hearing impaired children located in Tulsa, Oklahoma.

Mr. Dozier is a licensed petroleum engineer in the State of Texas with a B.S. Degree in Petroleum Engineering from The University of Texas.

CORPORATE GOVERNANCE

Our current corporate governance practices and policies are designed to promote stockholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board of Directors provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies.  The current corporate governance guidelines are available on the Company’s website http://www.camacenergy.com.  Printed copies of these charters may be obtained, without charge, by contacting the Company at: Corporate Secretary, CAMAC Energy Inc., 250 East Hartsdale Ave., Suite 47, Hartsdale, New York 10530.

Board and Board Committees

There are currently seven (7) directors serving on the Company’s Board of Directors (the “Board”):  Frank C. Ingriselli, Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown, Hazel O’Leary, James F. Link, Jr. and William E. Dozier.  The Board has established three Committees:  the Audit Committee, the Compensation Committee, and the Nominating Committee.  Each of the Audit Committee, Compensation Committee and Nominating Committee are comprised entirely of independent directors.  From time to time, the Board may establish other committees.  At its July 22, 2008 meeting, the Board approved and adopted a written charter for each of the Committees, each of which is available via the Company’s website http://www.camacenergy.com. Printed copies of these charters may be obtained, without charge, by contacting the Company at: Corporate Secretary, CAMAC Energy Inc., 250 East Hartsdale Ave., Suite 47, Hartsdale, New York 10530.

Governance Structure

The Company's Board of Directors has never appointed any of its members to act as Chairman of the Board, however, Frank C. Ingriselli, our current Chief Executive Officer, is also a member of the Company's Board of Directors and has acted in this capacity.  The Company intends to separate the roles of the Chairman of the Board of Directors and the Chief Executive Officer by appointing Dr. Kase Lukman Lawal, one of our new directors, as Chairman of the Company's Board of Directors at the next scheduled meeting of the Company's Board of Directors on May 6, 2010.   We have chosen to implement such a governance structure to allow our Chief Executive Officer the ability to focus the majority of his time and efforts on the day to day operations of the Company.  We believe that this governance structure will serve the Company’s shareholders well in the coming years.

We encourage our shareholders to learn more about our Company’s governance practices at our website, http://www.camacenergy.com.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy.  The Board recognizes that it is neither possible nor prudent to eliminate all risk.  Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board Committees and individual Directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

•
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm.

•
The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all Directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each Director. The Board and the Nominating Committee of the Board consider the qualifications of Directors and Director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareowners, the Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the Board. The Nominating Committee also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Nominating Committee require that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities.  The Company’s services are performed in various countries around the world and significant areas of future growth are located outside of the United States. The Company’s business is truly global and multicultural. Therefore, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. The Company’s business is multifaceted and involves complex financial transactions in various countries. Therefore, the Board believes that the Board should include some Directors with a high level of financial literacy and some Directors who possess relevant business experience as a Chief Executive Officer or President.  Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and the energy industry should be represented on the Board.  The Company’s business also requires compliance with a variety of regulatory requirements across a number of countries and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Current Directors

Set forth below is a tabular disclosure of some of the specific qualifications, attributes, skills and experiences of our Directors.

Frank C. Ingriselli
•Leadership experience in various prior management positions at Texaco, Inc., including President of Texaco International Operations Inc.
•Experience in directing global initiatives in exploration and development and large international energy investments at Texaco, Inc. and as President and CEO of the Timan Pechora Company
•Experience in global technology initiatives and investments as former President of Texaco Technology Ventures
•Experience with petroleum industry regulatory requirements and governmental entities in various foreign countries, including China
•Outside board experience as director of the Electric Drive Transportation Association, General Energy Technologies Inc., and the Angelino Group
•Outside board experience at non-profit organizations

Dr. Kase Lukman Lawal
•Global leadership position as current Chairman and Chief Executive Officer of CAMAC International Corporation and Chairman of Allied Energy Corporation
•Experience in directing global petroleum exploration and development operations and investments, with extensive experience in petroleum operations and investments in Africa
•Experience with petroleum industry regulatory requirements and governmental entities in various foreign countries, including Nigeria
•Public finance, policy and leadership experience as a commissioner on the Port of Houston Authority and vice chairman of the Houston Airport Development System Corporation
•Outside board experience as director of Unity National Bank
•Outside board experience at non-profit organizations (the National Urban League and the Fisk University Board of Trustees)

John Hofmeister
•Global leadership position as former President of Shell Oil Company
•International regulatory and governmental experience as former Group Human Resource Director for the Shell Group, based in The Hague, The Netherlands, and as President of Shell Oil Company
•Experience in key leadership positions in multiple companies across multiple industries (General Electric, Nortel and AlliedSignal (now Honeywell International))
•Outside board and public policy experience as a director of Hunting PLC, the Foreign Policy Association, Strategic Partners, LLC, the Gas Technology Institute, and the Center for Houston’s Future
•Outside experience as a member of advisory boards (the U.S. Department of Energy’s Hydrogen and Fuel Cell Technical Advisory Committee, and the Sodexo Business Advisory Board)
•Outside board experience at non-profit organizations (the National Urban League and the Greater Houston Partnership)
•Affiliations with leading business and public policy associations (the National Academy of Human Resources and the Center for Houston’s Future)

Dr. Lee Patrick Brown
•Outside board and management experience as current Chairman and CEO of Brown Group International, member of the Board of CAMAC International Corporation, and Chairman of the Board of Unity National Bank
•Leadership, governmental and political experience as former Mayor of the City of Houston, Director of the White House Office of National Drug Control Policy under President Clinton, Police Commissioner of New  York City, Chief of Police in Houston, and Commissioner of Public Safety in Atlanta, Georgia
•Academic/administration experience at major universities such as San Jose State University, Portland State University, Howard University, Texas Southern University, and Rice University, and an honorary visiting professor at four universities in China
•Recognition by UC-Berkeley as 2004 Alumnus of the Year

Hazel O’Leary
•Leadership experience as current President of Fisk University
•Outside board and public policy experience as current member of the boards of directors of leading business and public policy organizations (ITC Holdings, Corp., Nashville Alliance for Public Education, Nashville Business Community for the Arts, World Wildlife Fund, and Arms Control Association) and former director of AES Corporation
•Leadership and legal experience as former assistant attorney general and assistant prosecutor in the State of New Jersey, and as general counsel and executive officer of O’Leary and Associates
•Governmental, regulatory and political experience as former U.S. Secretary of Energy, appointee to the Federal Energy Administration and the Department of Energy, and former executive for the Minnesota Northern States Power Company
•Leadership, finance and accounting experience as former president and chief operating officer for the investment banking firm Blaylock and partners, and former principal at the accounting firm of Coopers and Lybrand

James F. Link, Jr.
•Finance, accounting and leadership experience at Texaco, Inc., including roles as Vice President of Finance and Risk Management, Treasurer, Fiscal Director and Comptroller, and Director of Corporate Finance, and former Lieutenant in the U.S. Army Finance Corps.
•Experience as former outside director of Caltex Corporation and Equilon LLC
•Outside board experience at non-profit organizations (Nehemiah Commission and the Oak Hill School-CT Institute for the Blind Foundation)

William E. Dozier
•Global technical, operational and leadership experience in the oil and gas industry as current President of Extex Consulting, Inc. and director of Evolution Petroleum Corporation, and former Senior Vice President – Business Development and Vice President, Operations of Vintage Petroleum, Inc. and Manager of Operations, Engineering for Santa Fe Minerals Inc.
•Affiliations with leading business and industry associations (the Society of Petroleum Engineers, the International Petroleum Association of America, the Texas Independent Producers and Royalty Owners, the Texas Alliance of Energy Producers, the Oklahoma Independent Petroleum Association, the California Independent Petroleum Association, the Tulsa Petroleum Club, the Houston Producers Forum, and the National Association of Corporate Directors)
•Expertise in petroleum engineering and a licensed petroleum engineer
•Outside advisory board experience at non-profit organization (Happy Hands Education Center)

Independent Directors

The Board has determined that the majority of the Board is comprised of “independent directors” as that term is defined in Rule 803A of the NYSE Amex Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our independent directors are:  John Hofmeister, Dr. Lee Patrick Brown, Hazel O’Leary, James F. Link, Jr. and William E. Dozier.

Audit Committee

On July 22, 2008, the Board of Directors selected James F. Link, Jr., Robert C. Stempel and Elizabeth P. Smith to serve on its Audit Committee.  Mr. Stempel and Ms. Smith resigned from the Audit Committee effective April 7, 2010 upon the consummation of the Company’s appointment of Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown, and Hazel O’Leary to the Company’s Board of Directors.  Effective April 15, 2010, the Board of Directors selected John Hofmeister and Hazel O’Leary to join Mr. Link to serve on its Audit Committee.  The Board of Directors has determined that Mr. Link, Mr. Hofmeister and Ms. O’Leary are, and during their service Mr. Stempel and Ms. Smith were, independent within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.  Each former and current Audit Committee member meets NYSE Amex LLC’s financial literacy requirements. The Board has named Mr. Link, who meets the NYSE Amex LLC’s professional experience requirements, as its audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The primary function of the Audit Committee is to oversee the Board by reviewing the financial information that will be provided to the stockholders and others, the preparation of our internal financial statements, and our audit and financial reporting process, including internal control over financial reporting. In addition, our Audit Committee is responsible for maintaining free and open lines of communication among the Committee, the independent auditors and management. Our Audit Committee consults with our management and independent auditors before the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. The Committee is also responsible for considering, appointing, and establishing fee arrangements with our independent auditors and, if necessary, dismissing them. It is not responsible for preparing our financial statements or for planning or conducting the audits.

All members of the Audit Committee met by telephone or in person after the end of the fiscal quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, prior to public release of the financial statements for the respective periods.

The Report of the Audit Committee regarding the audited financial statements of the Company for the year ended December 31, 2009 is located in Appendix A.

Compensation Committee

The Company’s Board of Directors formed a Compensation Committee on July 22, 2008.  Board members Mr. Stempel, Ms. Smith and Mr. Link were named Committee members, with Ms. Smith named as Committee Chairperson.  Mr. Stempel and Ms. Smith resigned from the Compensation Committee effective April 7, 2010 upon the consummation of the Company’s appointment of Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown, and Hazel O’Leary to the Company’s Board of Directors.  Effective April 7, 2010, Mr. Link is the sole member of the Company’s Compensation Committee, and the Board of Directors has determined that Mr. Link is an “independent” director within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.  The Company’s Board of Directors intends to appoint at least two (2) additional members to the Company’s Compensation Committee in May 2010, each of whom shall be “independent” directors within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.

The Compensation Committee is responsible for: (a) reviewing the Company’s compensation programs to determine that they effectively and appropriately motivate performance that is consistent with the Company’s business goals and tie executives’ financial interests to those of the stockholders; (b) assuring that the Chief Executive Officer’s annual objectives are consistent with the Company’s business goals, are explicit, and that performance against these objectives is reviewed annually; (c) defining, overseeing and ensuring that the Company develops and maintains a program of management succession planning, particularly with respect to the position of Chief Executive Officer; and (d) such other matters as are specifically delegated to the Compensation Committee by our Board of Directors from time to time or which are otherwise included in the Committee’s charter. The Committee has the authority to select, retain, terminate, and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate, without seeking approval of the Board or management.

All members of the Compensation Committee met by telephone or in person on August 5, 2009, October 21, 2009, and December 4, 2009.

Nominating Committee

On July 22, 2008, the Company’s Board of Directors appointed Board members Mr. Stempel, Ms. Smith and Mr. Link to serve on its Nominating Committee. Mr. Stempel was named acting Committee Chairman.  Mr. Stempel and Ms. Smith resigned from the Nominating Committee effective April 7, 2010 upon the consummation of the Company’s appointment of Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown, and Hazel O’Leary to the Company’s Board of Directors.  Effective April 7, 2010, Mr. Link is the sole member of the Company’s Nominating Committee, and the Board of Directors has determined that Mr. Link is an “independent” director within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.  The Company’s Board of Directors intends to appoint at least two (2) additional members to the Company’s Nominating Committee in May 2010, each of whom shall be “independent” directors within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.

The Nominating Committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to our Board of Directors for nomination or election. Each of the director nominees included herein is recommended by the Nominating Committee. In addition, it is the responsibility of the Committee to make recommendations to the Board regarding the size and composition of the Board of Directors or any committee thereof, identify individuals believed to be qualified to become Board members or fill vacancies on committees of the Board, consistent with criteria approved by the Board, and to select, or recommend to the Board, the nominees to stand for election as directors at the annual meeting of stockholders, monitor our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance, and such other matters that are specifically delegated to the Committee by the Board from time to time or which are otherwise included in the Committee’s charter.

The Board has an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, and skills relevant to our business. The Nominating Committee selects candidates for directors based on their character, judgment, diversity of experience relevant to our business, business acumen, and ability to act on behalf of all stockholders. Each director nominee is also selected based on his/her experience in management, accounting and finance, knowledge of industry and technology, personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his/her duties as a director.

All members of the Nominating Committee met by telephone or in person on June 3, 2009.

Code of Ethics

On August 15, 2007, the Company adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees.  Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code.  The text of the Code has been posted on the Company’s website www.camacenergy.com.  A copy of the Code can be obtained free-of-charge upon written request to: Corporate Secretary, CAMAC Energy Inc., 250 East Hartsdale Ave., Suite 47, Hartsdale, New York 10530.

If the Company makes any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

During the fiscal year ended December 31, 2009, there were no waivers of our Code of Ethics.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

On July 22, 2008, the Company’s Board of Directors appointed Board members Robert C. Stempel, Elizabeth P. Smith and James F. Link, Jr. to serve on its Compensation Committee.  However, on April 7, 2010, Mr. Stempel and Ms. Smith resigned from the Compensation Committee, in connection with the April 7, 2010 closing of the Company's acquisition of all of the interests held by CAMAC Energy Holdings Limited and certain of its affiliates in a Production Sharing Contract with respect to an oilfield asset known as the Oyo Field, as disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010.  As a result, James F. Link, Jr. is the sole member of the Company’s Compensation Committee.  The Board of Directors has determined that Mr. Link is an “independent” director within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.  The Company’s Board of Directors intends to appoint at least two (2) additional members to the Company’s Compensation Committee on or before the 2010 annual shareholder meeting to be held on June 9, 2010, each of whom shall be “independent” directors within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.

None of the members of the Compensation Committee were, are, or have ever been officers or employees of the Company, except Mr. Ingriselli during the term prior to July 22, 2008 that the Board of Directors served as the Company’s Compensation Committee.  During this period, Mr. Ingriselli was entitled as a Board member to participate in discussions and determinations related to his compensation.  However, Mr. Ingriselli had recused himself from participating in such discussions and determinations with respect to bonus and compensation matters involving him.

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

Compensation Committee Report

The Company’s Compensation Committee, formed on July 22, 2008, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Company’s Compensation Committee approved the inclusion of the Compensation Discussion and Analysis herein.

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

The individuals who served as the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice President and Managing Director and Executive Vice President at the close of fiscal 2009 are referred to herein as the “named executive officers.”  In addition, Heidi Wong, the Company’s General Manager-Business Development, Government Relations and Commercial Affairs is deemed a “named executive officer” herein as required by Item 402(a)(3)(iv) of Regulation S-K.  However, because the Company’s Compensation Committee did not consider Ms. Wong an “executive officer” of the Company for purposes of determining executive compensation in its annual executive officer compensation review, Ms. Wong’s performance and compensation was reviewed and set by her direct supervisor in consultation with Company management consistent with the Company’s compensation practice with respect to non-executive officers, not by the Company’s Compensation Committee.

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

Setting Executive Compensation.

Salaries and bonuses are our primary forms of cash compensation.  We strive to review employee compensation packages on an annual basis, and endeavor to set overall employee compensation competitively by utilizing benchmarks as reference points, using named executive officer compensation information gleaned from publicly-available compensation information for other U.S. publicly-traded energy companies, namely BPZ Resources, Inc., Dune Energy, Inc., Evolution Petroleum Corporation, FX Energy Inc., Harken Energy Corporation, and Far East Energy Corporation.  We try to provide a reasonable amount of cash compensation to our employees to enable them to meet their personal financial obligations.  We provide short-term incentives by awarding annual cash bonuses determined by the Board on a discretionary basis.  The bonuses reward achievement of short-term goals and allow us to recognize individual and team achievements.  The cash portion of our compensation structure consists of a higher percentage of salary as compared to bonus.  Bonuses and equity awards are our two forms of performance-based compensation.  We chose to use mix of equity awards and cash awards for performance-based compensation.  We provide long-term incentives through equity awards, consisting of stock options that vest over time and restricted stock subject to a Company repurchase option those lapses over time.  Equity awards are a non-cash form of compensation.  We believe equity awards are an effective way for us to reward achievement of long-term goals, conserve cash resources and create a sense of ownership in our executives.  Options become valuable only as long-term goals are achieved and our stock price rises.  They provide our executive officers with a personal stake in the performance of the Company's equity even before vesting.  Restricted stock awards that vest over time provide similar incentives.  A large percentage of the total compensation paid to our executive officers consists of equity awards because we believe this is consistent with our philosophy of paying for performance and requiring more compensation to be at risk for employees at the highest level.

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

The Company was also a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009.  The Tseng Employment Agreement governed the employment of Mr. Tseng in the capacity of Executive Vice President of the Company until Mr. Tseng’s voluntarily retirement effective January 15, 2010, and provided for a base salary of $140,000 per year, and provided that, in the event the Company terminated Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company would have been required to pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.  Mr. Tseng voluntarily retired from his employment with the Company effective January 15, 2010, and in connection with Mr. Tseng’s retirement, the Company and Mr. Tseng entered into a Separation and Release Agreement pursuant to which Mr. Tseng provided a general release of all claims against the Company in exchange for the release by the Company of repurchase rights with respect to an aggregate of 61,572 shares of unvested restricted Company Common Stock held by Mr. Tseng, the acceleration of vesting with respect to options to purchase 40,800 shares of the Company’s Common Stock held by Mr. Tseng, the award of 20,000 shares of restricted Company Common Stock to Mr. Tseng, a lump sum payment of $50,000 to Mr. Tseng, and the continued payment by the Company of the Beijing office lease through February 2010 that was used by Mr. Tseng.

The Company is also a party to an Employment Agreement with Heidi Wong, the Company’s General Manager-Business Development, Government Relations and Commercial Affairs (the “Wong Employment Agreement”), dated August 14, 2008.  The Wong Employment Agreement provides for an employment term commencing on October 13, 2008 and ending on the third anniversary of such date, and provides for a base salary of RMB 900,000 (approximately $132,000)  per year (net of Chinese income tax), an annual performance-based bonus award targeted at 20% of her then-current base salary, awardable in the discretion of the Company’s Board of Directors, the reimbursement of certain accommodation expenses in Beijing, China, and certain other transportation and expenses of Ms. Wong.  In addition, in the event the Company terminates Ms. Wong’s employment without Cause (as defined in the Wong Employment Agreement), the Company must pay to Ms. Wong a lump sum amount equal to 50% of Ms. Wong’s then-current annual base salary.

We believe the competitive compensation and the employment agreements entered into with Messrs. Ingriselli, Groth, Grigg and Tseng and Ms. Wong, and the contract entered into with KKSH, foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals.  For further discussion of the Company’s payment obligations to its named executive officers under these agreements, see “Post-Termination Benefits” below.

Prior to the consummation of the mergers of ADS and IMPCO into the Company in May 2007, at which point the Company became an operating entity, the Company (while operating under its former names “Big Smith Brands, Inc.” and, subsequently, “Pacific East Advisors, Inc.”) did not provide any significant compensation to its named executive officers since approximately 2001.  In evaluating the Company’s named executive officers’ performance in the year ended December 31, 2009 for purposes of determining incentive bonus compensation for 2009, and in evaluating their future compensation for year 2010, the Company’s management researched named executive officer compensation for the following U.S. publicly-traded energy companies:  BPZ Resources, Inc., Dune Energy, Inc., Evolution Petroleum Corporation, FX Energy Inc., Harken Energy Corporation, and Far East Energy Corporation.  The Company’s management compiled data regarding named executive officer compensation for these benchmark companies, and the Company’s Chief Executive Officer compared this data against the Company’s named executive officers’ then-current salaries, equity incentives and potential cash bonus payments, and presented the data to the Committee.  The Committee used this information, in part, to evaluate the named executive officers’ current and ongoing compensation packages and elements thereof as discussed below.

Performance Objectives and Results

The Compensation Committee established performance objectives for each executive officer for 2009 at the beginning of year 2009.  At that time, the Chief Executive Officer of the Company requested that each officer provide detailed quantitative and qualitative personal and Company objectives they would strive to achieve in 2009, and the Chief Executive Officer did so as well with respect to himself.

In accordance with the Compensation Committee Charter, at the end of 2009 the Compensation Committee held a series of meetings and discussions regarding the achievements that each individual officer made with respect to their objectives provided earlier in the year.  The Compensation Committee analyzed each officer’s performance review prepared by the Company’s Chief Executive Officer, and independently reviewed the performance of the Chief Executive Officer and each other executive officer against the officer’s personal performance objectives for the year without the Chief Executive Officer’s participation.  The Company’s Chief Executive Officer then provided compensation recommendations for each executive officer to the Compensation Committee, save for the Chief Executive Officer’s compensation, which was to be determined in the Compensation Committee’s sole discretion.  The Compensation Committee then determined each executive officer’s salary and bonus compensation in accordance with the Company’s compensation philosophy and objectives, and compared each officer’s compensation against compensation levels of appropriate officers in the benchmark group to determine their fairness and competiveness, which was confirmed.

Some of the principal performance objectives and results evaluated by the Compensation Committee in its review of named executive officer performance in 2009 were as follows (excluding Ms. Wong, who was evaluated by her supervisor and Company management consistent with the Company’s practice with respect to non-executive officer compensation):

Frank C. Ingriselli, President and Chief Executive Officer

Objective	Result
Undertake responsibly and diligently the duties and obligations as President & CEO of the Company in terms of ensuring transparency and effective corporate governance as it relates to this role. This includes providing leadership direction and vision to the executive management team that will enable them to accomplish their tasks in a timely, effective and efficient manner, always keeping in mind the need to maximize shareholder value.
Achieved
Close an onshore oil and gas production and or enhanced oil recovery production venture which will expeditiously commence revenue generation by Company.	Achieved
Secure additional funding to the Company	In process at end of year.
Bring Company’s Zijinshan block to a higher value	Achieved
Develop a gas distribution potential asset for the Company	Achieved
Maintain and actively manage industry contacts through effective networking.	Achieved
Actively manage the public relations and investor relations activities for the Company.	Achieved
Keep the Board actively up-to-date on activities.	Achieved

Stephen F. Groth, Vice President and Chief Financial Officer

Objective	Result
Diligently perform the duties of Chief Financial Officer.	Achieved
Maintain effective controls of: i.The Company’s financial resources ii.The monthly and quarterly financial close iii. The accuracy and completeness of the Company’s internal and external reports	Achieved
Lead efforts of executive, the CEO, Senior Vice President (SVP) and the Executive Vice President (EVP) in fulfilling their responsibilities to maintain effective controls in the Company.	Achieved
Support the Chairman and Members of the Audit Committee in fulfillment of their responsibilities.	Achieved
Support the Chairman and Members of the Compensation Committee in fulfillment of their responsibilities to measure and determine compensation for executives.	Achieved
Support the CEO, Senior Vice President and the Executive Vice President in their business development efforts, assuring that opportunities are properly evaluated and prospective economic returns properly examined.
Achieved
Build a Financial Staff that is dedicated to reporting and communication of financial results that are: a. Timely b. Accurate c. Complete d. Transparent	Achieved
Develop the Company’s Nascent Cash Flow Planning and Budgeting Processes into a robust and meaningful tools for the Company’s management.	Achieved
Continue to improve monitoring of the Company’s obligations, assuring that all legal contracts are captured and filed on a timely basis and obligations and rights properly reflected in the Company’s accounts.
Achieved
Continue to build within Finance staff dedication to production of timely and accurate reports.	Achieved
Continuously improve the organization of the Company’s financial records.	Achieved
Complete implementation of the Ideas Accounting System, which went live in Beijing 1/1/2009, companywide by the end of the third quarter.	Continuously in process.
Assure the timely and accurate filing of all public financial reports and tax returns.	Achieved

Assure proper planning of the Company for efficient taxation and proper payment and reporting of all tax obligations.	Achieved
Continue to encourage Finance staff to respect and support control procedures, strive to meet deadlines, improve their processes and reports to reduce effort, improve accuracy and controls, and enhance reviewability, documentation, knowledge capture and learning in their process so that they reduce efforts later to figure out what was done for replication, and provide superior documentation of what has been accomplished.
Achieved
Always encourage open communication of staff to management of any errors discovered, with appropriate response and learning.	Achieved
Encourage throughout the Company an appreciation of the Company’s Code of Ethics.	Achieved
Encourage throughout the Company an appreciation of the need for timely reporting of transactions, obligations and rights to the accounting staff for accrual and reporting.	Achieved

Richard Grigg, Senior Vice President and Managing Director

Objective	Result
Undertake responsibly and diligently the duties and obligations as a Senior Vice President of the Company in terms of ensuring transparency and effective corporate governance as it relates to this role.
Achieved
Ensure the Company’s China operations comply with all Company policies, including compliance with Sarbanes Oxley regulations.	Achieved
Effectively manage and be responsible for the Company’s day to day operations & activities and ensure cost control to budget.	Achieved
Overview the Company’s China accounting and finance functions including month-end close and effective cash flow management.	Achieved
Develop and lead a professional, effective and balanced Chinese national employee base across all disciplines capable of delivering on the Company’s goals and obligations.	Achieved
Provide support and input to the CEO in developing and implementing the business strategy and vision of the Company’s growth.	Achieved
Provide support and input to the CEO in raising funding for the Company.	Achieved

Undertake the implementation and completion of the Company’s Zijinshan Block asset approved work program which includes undertaking 160km of seismic acquisition/processing & interpretation, further developing the technical understanding of the block  with the objective of identifying potential geological targets and drilling a well on at least one of the identified targets.
Achieved
Negotiate and close at least one onshore oil and gas production and or enhanced oil recovery production venture which will have the ability to deliver early cash flow.	Achieved
Manage the identification of adequate and cost effective new office space for the Company in Beijing and the smooth move to this new office space.	Achieved
Continue to identify and evaluate other potential opportunities.	Achieved
Maintain relationships and continue to develop key government and industry relationships.	Achieved
Continue to develop and improve intercompany communications, systems, procedures and policies.	Achieved

Jamie Tseng, Executive Vice President

Objective	Result
Undertake responsibly and diligently the duties and obligations as an Executive Vice President of the Company in terms of ensuring transparency and effective corporate governance as it relates to this role.
Achieved
Develop an attractive gas distribution asset for the Company to acquire	Achieved
Identify several onshore oil opportunities for management to review.	Achieved
Liaison with Finance Manager and CFO on accounting and financial issues.	Achieved
To assist the Managing Director for China operations.	Achieved
To assist the CEO to perform any requested task.	Achieved

Role of the Chief Executive Officer in Compensation Decisions.

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

Elements of Executive Compensation.

Upon consummation of the mergers of IMPCO and ADS into the Company in May 2007, the named executive officers of IMPCO became named executive officers of the Company, and the Company assumed the Executive Employment Agreements entered into by and between IMPCO and each of Frank C. Ingriselli and Stephen F. Groth.  Accordingly, the Company continued to pay base salary to each of these named executive officers consistent with the level of base salary paid to each such officer at the time of the consummation of the mergers, and the Company continues to be bound by the terms of the Executive Employment Agreements which include provisions governing base salary, performance based cash incentive compensation payments, long-term equity incentive compensation and post-termination benefits described in greater detail below. Mr. Grigg became a named executive officer of the Company effective August 1, 2008, and the Company also has entered into an employment agreement with Mr. Grigg which includes provisions governing base salary, performance based cash incentive compensation payments, and post-termination benefits described in greater detail below.  Mr. Tseng became a named executive officer of the Company upon consummation of the mergers of IMPCO and ADS into the Company in May 2007, and the Company has entered into the Tseng Employment Agreement with Mr. Tseng which includes provisions governing base salary and post-termination benefits described in greater detail below. In evaluating the Company’s named executive officers’ performance in year-ended December 31, 2009 for purposes of determining incentive bonus compensation for 2009, and in evaluating their future compensation for year 2010, the Committee reviewed a combination of elements of the Company’s total compensation offering to each named executive officer as follows:

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

In December 2009, the Committee analyzed the compensation of each of the Company’s named executive officers (excluding Ms. Wong).  Based on an analysis of benchmark company data, the Compensation Committee determined that all the Company’s named executive officers’ salaries fell within the 75%-125% salary range, with each executive in fact falling below the 100% mark.  However, the Compensation Committee determined that since the Company was a development stage company with limited cash, in order to conserve cash no salary increases would take place in 2009.  The Committee determined the following with respect to each named executive’s base salary based, in part, on the benchmarks described herein, each executive’s performance during the fiscal year, and the Company’s overarching compensation objectives and philosophy, as follows:

•
Chief Executive Officer:  Pursuant to the Ingriselli Agreement, Mr. Ingriselli’s base salary is $350,000.  The Committee’s review of benchmark companies indicated that his base salary was approximately 5% below the average base salary of the chief executive officers in the benchmark group. However, in Company management’s presentation to the Committee at its December 4, 2009 meeting, Company management recommended that the Committee not increase Mr. Ingriselli’s salary at that time, in part because of the economic environment and also to make the Company stand out from its peers.

•
Chief Financial Officer:  Pursuant to the Groth Agreement, Mr. Groth’s annual base salary is $165,000.  The Committee’s review of benchmark companies indicated that his base salary was approximately 21% below the average annual base salary level of chief financial officers of the benchmark companies.  Despite Mr. Groth’s performance in fiscal year 2009 and his continued value to the Company, and after careful consideration, the Committee deemed it to be in the best interest of the Company and its stockholders, to not increase Mr. Groth’s base salary at this time, in part because of the economic environment and also to make the Company stand out from its peers.

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

•
Executive Vice President:   Pursuant to the Tseng Employment Agreement, Mr. Tseng’s annual base salary is $140,000.  The Committee’s review of benchmark companies indicated that his base salary was approximately 3% below the average base salary of his peers in the benchmark group.  In December 2009, the Committee decided not to increase Mr. Tseng’s base salary at that time, in part because of the economic environment and also to make the Company stand out from its peers.

Performance – Based Cash Incentive Compensation

In December 2009, the Committee also reviewed performance-based cash incentive compensation collected from the benchmark companies in its determination of whether, and to what extent, to award performance-based cash incentive compensation to the Company’s named executive officers (excluding Ms. Wong).  The Committee determined as follows:

•
Chief Executive Officer:  Pursuant to the Ingriselli Agreement, Mr. Ingriselli is entitled to an annual bonus of between 20 percent and 40 percent of his base salary, as determined by the Board, based on his performance, and the Company’s achievement of financial and other objectives established by the Board each year, provided, however, that his annual bonus may be less based on the Board’s assessment of his performance and the performance of the Company.   Based on the Committee’s assessment of Mr. Ingriselli’s achievements and performance during the year, including the Company’s successful listing on the NYSE Amex exchange and entry into the Purchase and Sale Agreement with CAMAC, and bonus awards granted by benchmark companies, and taking into consideration the Company’s bonus policies, philosophy and objectives, the Committee agreed to award Mr. Ingriselli a cash bonus of $135,000 in 2009.

•	Chief Financial Officer: Pursuant to the Groth Agreement, Mr. Groth is entitled to an annual bonus of between 20 percent and 30 percent of his base salary, as determined by the Board, based on his performance, and the Company’s achievement of financial and other objectives established by the Board each year, provided, however, that his annual bonus may be less based on the Board’s assessment of his performance and the performance of the Company.   The Committee agreed to award Mr. Groth a $30,000 cash bonus for 2009, based on his achievements and performance and taking into account the Company’s bonus policies, philosophy and objectives, as well as the bonuses awarded to comparable executives by benchmark companies.

•
Senior Vice President and Managing Director: Pursuant to the Contract of Engagement entered into between the Company and KKSH dated January 27, 2009,  the Company shall pay KKSH an annual performance-based bonus award targeted at between 54% and 72% of the basic annual fee of 919,000RMB (approximately $135,000) awardable in the discretion of the Company’s Board of Directors.  Mr. Grigg has a minority interest in KKSH and sits on its board of directors. The Committee awarded Mr. Grigg a 2009 cash bonus of $90,000 in recognition of his efforts to advance the Company’s interests in China.

•
Executive Vice President:  The Company and Jamie Tseng did not have an employment agreement that entitled Mr. Tseng to any annual cash bonus awards as of December 31, 2009. However, after considering Mr. Tseng’s dedication to delivering stockholder value and maintaining transparency in operations in an ethical way, the Committee awarded Mr. Tseng a 2009 cash bonus of $10,000.

Long-term Equity Compensation

The Compensation Committee of the Company periodically reviews the performance of its executive officers, employees and consultants and grants long-term equity compensation to qualified individuals under its 2009 Equity Incentive Plan.  In December 2009, the Board reviewed long-term equity compensation for the Company’s named executive officers as follows (excluding Ms. Wong):

•
Chief Executive Officer: Under the Ingriselli Agreement, Mr. Ingriselli is eligible for long-term incentive compensation, such as restricted shares and options to purchase shares of the Company’s capital stock, on such terms as established by the Board.  At its December 4, 2009 meeting, the Committee granted Mr. Ingriselli 87,065 shares of restricted stock having a grant date of December 8, 2009, vesting 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and the 25 percent balance on the twenty-fifth month anniversary of the grant date. The Committee also awarded Mr. Ingriselli 170,139 stock options, with a grant date of December 8, 2009, exercisable at $4.02 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2009 Equity Incentive Plan. The options have a five year term and vest 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and 25 percent on the twenty-fifth month anniversary of the grant date.

•
Chief Financial Officer: Under the Groth Agreement, Mr. Groth is eligible for long-term incentive compensation, such as  restricted shares and options to purchase shares of the Company’s capital stock, on such terms as established by the Committee  At its December 4, 2009 meeting, the Committee granted Mr. Groth 20,522 shares of restricted stock in consideration for his accomplishments over year 2009, dedication to delivering stockholder value, maintaining transparency in operations and ethical standards. The restricted stock award has a grant date of December 8, 2009, vesting 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and the 25 percent balance on the twenty-fifth month anniversary of the grant date. The Committee also awarded Mr. Groth 40,104 stock options, with a grant date of December 8, 2009, exercisable at $4.02 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2009 Equity Incentive Plan. The options have a five year term and vest 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and 25 percent on the twenty-fifth month anniversary of the grant date.

•
Senior Vice President and Managing Director: Pursuant to the Contract of Engagement entered into between the Company and KKSH dated January 27, 2009,  the Company shall pay KKSH an annual performance-based bonus award targeted at between 54% and 72% of the basic annual fee of 919,000RMB (approximately $135,000) awardable in the discretion of the Company’s Board of Directors.  Mr. Grigg has a minority interest in KKSH and sits on its board of directors. Based on Mr. Grigg’s dedication to delivering stockholder value, maintaining transparency in and safe and effective operations of the Company, and his ethical standards, the Committee awarded Mr. Grigg 59,701 shares of restricted stock having a grant date of December 8, 2009, vesting 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and the 25 percent balance on the twenty-fifth month anniversary of the grant date (issued in the name of “KKSH Holdings Ltd.). The Committee also awarded Mr. Grigg 29,167 stock options, with a grant date of December 8, 2009, exercisable at $4.02 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2009 Equity Incentive Plan (issued in the name of “KKSH Holdings Ltd.). The options have a five year term and vest 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and 25 percent on the twenty-fifth month anniversary of the grant date.

•
Executive Vice President:  The Company and Mr. Tseng did not have an employment agreement that entitled Mr. Tseng to any annual performance-based equity incentive awards as of December 31, 2008.  However, in recognition of his performance and key role in developing relationships in China, and his support of Mr. Ingriselli in securing transactions in China, as well as to heighten Mr. Tseng’s sense of ownership in the Company and to motivate him to achieve the Company’s medium and long-term goals, the Committee awarded Mr. Tseng 10,572 shares of restricted stock having a grant date of December 8, 2009, vesting 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and the 25 percent balance on the twenty-fifth month anniversary of the grant date. The Committee also awarded Mr. Tseng 20,660 stock options, with a grant date of December 8, 2009, exercisable at $4.02 a share, which was the fair market value of the Company’s stock on the date of grant as determined by the Committee in accordance with the 2009 Equity Incentive Plan. The options have a five year term and vest 50 percent on the six month anniversary of the grant date, 25 percent on the thirteenth month anniversary of the grant date, and 25 percent on the twenty-fifth month anniversary of the grant date.

Summary of Base Salary, Performance-Based Cash Incentive Bonus and Long-Term Equity Compensation Grants

With respect to base salary, performance-based cash incentive bonus, and long-term equity compensation grants to the name executive officers (excluding Ms. Wong), the Compensation Committee concluded that the cash and non-cash compensation, including the cash bonuses and long-term equity compensation grants recommended by the Company’s Chief Executive Officer, were in all cases below the average of the benchmark companies as follows:

•
Chief Executive Officer:  Mr. Ingriselli’s base salary was approximately 5% below the average base salary of his peers in the benchmark group, and when combined with the $135,000 cash bonus granted by the Compensation Committee, was 5% below the average base salary plus cash bonus of his peers in the benchmark group.  A 100% of salary stock/option bonus amount was approximately 70% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

•
Chief Financial Officer:  Mr. Groth’s base salary was approximately 21% below the average base salary of his peers in the benchmark group, and when combined with the $30,000 cash bonus granted by the Compensation Committee, was 31% below the average base salary plus cash bonus of his peers in the benchmark group. The recommended stock/option bonus amount was approximately 60% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

•
Senior Vice President and Managing Director:  Mr. Grigg’s base salary was approximately equal to the average base salary of his peers in the benchmark group, however, none of his peers were in an overseas assignment, so Mr. Grigg’s salary, which already includes an overseas premium, places his base salary significantly below that of his peers.  Also, when combined with the $90,000 cash bonus granted by the Compensation Committee, was 17% below the average base salary plus cash bonus of his peers in the benchmark group. The recommended stock/option bonus amount was approximately 60% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

•
Executive Vice President:  Mr. Tseng’s base salary was approximately 3% below the average base salary of his peers in the benchmark group, and when combined with the $10,000 cash bonus granted by the Compensation Committee, was 2% below the average base salary plus cash bonus of his peers in the benchmark group. The recommended stock/option bonus amount was approximately 35% below the average stock/option bonus payment amount awarded to his peers in the benchmark group.

Accordingly, and in consideration of the various quantitative and qualitative performance factors and accomplishments detailed above and the Company’s compensation philosophy and objectives, the Compensation Committee determined to grant the performance-based cash incentive compensation and long-term equity compensation awards as detailed above.

Post-Termination Benefits

Ingriselli and Groth Agreements:

The Company is a party to an Executive Employment Agreement, dated September 29, 2006, with each of Frank C. Ingriselli, its President and Chief Executive Officer, and Mr. Stephen F. Groth, its Vice President and Chief Financial Officer, which agreements were assumed by the Company as a result of the merger of IMPCO into the Company in May 2007.  These employment agreements contain, among other things, severance payment provisions that require the Company to continue Mr. Ingriselli’s salaries and benefits, respectively, for 36 months if employment is terminated without “Cause” or he resigns for “Good Reason,” as such terms are defined in  his employment agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if he is terminated within 12 months of a “Change in Control,” also as such term is defined in his employment agreement.  Mr. Groth’s employment agreement contains severance payment provisions that require the Company to continue Mr. Groth’s salary for 36 months and his benefits for 24 months  if employment is terminated without “Cause” or he resigns for “Good Reason,” as such terms are defined in his employment agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 36 months if he is terminated within 12 months of a “Change in Control,” also as such term is defined in his employment agreement.  These agreements do not contain a definitive termination date, but both Mr. Ingriselli and Mr. Groth have the right to terminate his employment at any time without penalty.

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

Assuming that Messrs. Ingriselli and Groth were terminated without “Cause” on December 31, 2009, severance amounts payable would have been $1,185,000 and $525,000 for Messrs. Ingriselli and Groth, respectively.

Assuming that Messrs. Ingriselli and Groth were terminated within 12 months of a “Change in Control” on December 31, 2009, severance amounts payable would have been $1,535,000 and $690,000 for Messrs. Ingriselli and Groth, respectively.

In addition to the above severance amounts payable, all unvested options issued to each of Messrs. Ingriselli and Groth shall become 100% vested upon any termination of employment of such person without Cause, without Good Reason, or upon death or disability.

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

Grigg Agreement:

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

Under terms of  this Agreement, “Cause” means (i) Mr. Grigg's gross and willful misappropriation or theft of the Company's or its subsidiary's or affiliate's funds or property, (ii) Mr. Grigg's commission of any fraud, misappropriation, embezzlement or similar act, whether or not a punishable criminal offense, or Mr. Grigg's conviction of or entering of a plea of nolo contendere to a charge of any felony or crime involving dishonesty or moral turpitude, (iii) Mr. Grigg's engagement in any willful conduct that is injurious to the Company or its subsidiaries or affiliates, (iv) Mr. Grigg's material breach of the Agreement or failure to perform any of his material duties owed to the Company or its subsidiaries or affiliates, or (v) Mr. Grigg's commission of any act involving willful malfeasance or gross negligence or Mr. Grigg's failure to act involving material nonfeasance.

Assuming Mr. Grigg was terminated without “Cause” on December 31, 2009, under the then existing contract, Mr. Grigg would be entitled to $72,398 in salary.

KKSH Holdings Agreement:

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

Under terms of the Contract of Engagement, “Cause” means (i) Mr. Grigg's or KKSH’s gross and willful misappropriation or theft of the Company's or any of its subsidiaries’ or affiliates’ funds or property, (ii) Mr. Grigg's or KKSH’s commission of any fraud, misappropriation, embezzlement or similar act, whether or not a punishable criminal offense, or Mr. Grigg's or KKSH’s conviction of or entering of a plea of nolo contendere to a charge of any felony or crime involving dishonesty or moral turpitude, (iii) Mr. Grigg's or KKSH’s engagement in any willful conduct that is injurious to the Company or its subsidiaries or affiliates, (iv) Mr. Grigg's or KKSH’s material breach of the Agreement or failure to perform any of the material duties owed to the Company or its subsidiaries or affiliates, or (v) Mr. Grigg's or KKSH’s commission of any act involving willful malfeasance or gross negligence or Mr. Grigg's or KKSH’s failure to act involving material nonfeasance.

If this Contract of Engagement had been effective at the time and Mr. Grigg was terminated without “Cause” on December 31, 2009, termination amounts payable would have been $378,985 in fees and bonus not yet paid as of that date to KKSH.

Tseng Agreement:

The Company was also a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009.  The Tseng Employment Agreement governed the employment of Mr. Tseng in the capacity of Executive Vice President of the Company until Mr. Tseng’s voluntarily retirement effective January 15, 2010, and provided for a base salary of $140,000 per year, and provided that, in the event the Company terminated Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company would have had been required to pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.  Mr. Tseng voluntarily retired from his employment with the Company effective January 15, 2010, and in connection with Mr. Tseng’s retirement, the Company and Mr. Tseng entered into a Separation and Release Agreement pursuant to which Mr. Tseng provided a general release of all claims against the Company in exchange for the release by the Company of repurchase rights with respect to an aggregate of 61,572 shares of unvested restricted Company Common Stock held by Mr. Tseng, the acceleration of vesting with respect to those shares and options to purchase 40,800 shares of the Company’s Common Stock held by Mr. Tseng, the award of 20,000 shares of restricted Company Common Stock to Mr. Tseng, a lump sum payment of $50,000 to Mr. Tseng, and the continued payment by the Company of the Beijing office lease through February 2010 that was used by Mr. Tseng.

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

If the Tseng Employment Agreement had been effective at the time and Mr. Tseng was terminated without “Cause” on December 31, 2009, termination amounts payable to Mr. Tseng would have been $80,000 in salary and unpaid bonus as of that date.

In addition to the above severance amounts payable, all unvested options issued to Mr. Tseng that were granted to Mr. Tseng on September 29, 2006 shall become 100% vested upon any termination of employment of Mr. Tseng without Cause, without Good Reason, or upon death or disability.

Wong Employment Agreement:

On August 14, 2008, the Company entered into the Wong Employment Agreement with Heidi Wong, which terminates on October 13, 2011. Among other stipulations, the Wong Employment Agreement provides that if Ms. Wong is terminated by the Company without Cause, the Company shall pay Ms. Wong a lump sum payment equal to 50 percent of her then current annual base salary.

Under terms of  this Agreement, “Cause” means (i) Ms. Wong’s gross and willful misappropriation or theft of the Company's or its subsidiary's or affiliate's funds or property, (ii) Ms. Wong’s commission of any fraud, misappropriation, embezzlement or similar act, whether or not a punishable criminal offense, or Ms. Wong’s conviction of or entering of a plea of nolo contendere to a charge of any felony or crime involving dishonesty or moral turpitude, (iii) Ms. Wong’s engagement in any willful conduct that is injurious to the Company or its subsidiaries or affiliates, (iv) Ms. Wong’s material breach of the Agreement or failure to perform any of his(her) material duties owed to the Company or its subsidiaries or affiliates, or (v) Ms. Wong’s commission of any act involving willful malfeasance or gross negligence or Ms. Wong’s failure to act involving material nonfeasance.

Assuming Ms. Wong was terminated without “Cause” on December 31, 2009, under the then existing contract, Ms. Wong would be entitled to $96,530  in salary.

Other Personal Benefits

In 2007, the Company adopted a defined contribution 401(k) plan for its employees. The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. Company contributions are immediately vested to the employee.  The named executive officers participate in this plan on the same basis as other employees.  There is no supplemental nonqualified plan of this type for officers.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009 are included in the “Summary Compensation Table.”

The Company has also entered into indemnification agreements with its officers and directors, including the named executive officers, which provides for limitation of liability and indemnification of such individuals under certain circumstances as described under the heading “Limitation of Liability and Indemnification Matters” herein.

Summary Compensation Table

The following table sets forth the compensation for the Principal Executive Officers (“PEO”), the Principal Financial Officer (“PFO”), the Senior Vice President and Managing Director, the Executive Vice President and the General Manager- Business Development, Government Relations and Commercial Affairs.  No other executive officer’s or employee’s total compensation for the fiscal years ended December 31, 2007, 2008 or 2009 exceeded $100,000.

						Stock	Option	All other
Name and Principal Position	Year	Salary		Bonus		Awards (23)	Awards (23)	Compensation		Total

Frank C. Ingriselli
President and Chief Executive Officer ( PEO ) (1)	2007	$262,500	(5)	$140,000	(13)	$300,000	$270,400	$63,450	(24)	$1,036,350
	2008	$350,000	(6)	$140,000	(13)	$100,550	$136,500	$21,000	(25)	$748,050
	2009	$350,000	(6)	$135,000	(14)	$802,001	$350,486	$24,300	(25)	$1,661,788

Stephen F. Groth
Vice President and Chief Financial Officer (PFO ) (2)	2007	$135,600	(7)	$45,000	(15)	$90,000	$135,200	$11,436	(26)	$417,236
	2008	$165,000	(8)	$50,000	(16)	$105,600	$64,350	$13,080	(26)	$398,030
	2009	$165,000	(8)	$30,000	(17)	$82,494	$82,614	$14,700	(26)	$374,809

Richard Grigg
Senior Vice President and Managing Director (3)	2008	$200,000	(9)	$96,000	(18)	$156,750	$93,600	$107,355	(27)	$653,705
	2009	$185,861	(10)	$90,000	(19)	$239,998	$60,084	$161,371	(28)	$737,314

Jamie Tseng
Executive Vice President (4)	2007	$-		$-		$-	$50,700	$134,673	(29)	$185,373
	2008	$-		$20,000	(20)	$54,400	$33,150	$142,675	(29)	$250,225
	2009	$138,923	(11)	$10,000	(21)	$42,499	$42,560	$19,677	(30)	$253,659

Heidi Wong	2009	$186,355	(12)	$34,811	(22)	$153,000	$-	$75,403	(31)	$449,569
General Manager- Business Development, Government Relations and Commercial Affairs

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

4)	Mr. Tseng was elected Executive Vice President of the Company on May 7, 2007 upon closing of the Mergers. Prior to that, he served as Manager and Executive Vice President of IMPCO.

5)	Represents employee salary as an officer of IMPCO from April 1, 2007 through May 6, 2007 and employee salary as an officer of Pacific Asia Petroleum, Inc. from May 7, 2007 to December 31, 2007.

6)	Represents employee salary as an officer of Pacific Asia Petroleum, Inc. for the years 2008 and 2009.

7)	Represents employee salary as an officer of IMPCO through May 6, 2007 and employee salary as an officer of

Pacific Asia Petroleum, Inc. from May 7, 2007 to December 31, 2007.

8)	Represents employee salary as an officer of Pacific Asia Petroleum, Inc. for the years 2008 and 2009.

9)
Represents Mr. Grigg’s salary as Managing Director of the Company’s international operations from March 1, 2008 until July 31, 2008, and in his current position, to which he was promoted to on August 1, 2008, until December 31, 2009.  Under the terms of Mr. Grigg’s Employment Agreement with the Company, Mr. Grigg may request payment in the currency of his choice. Salary has been computed based on the monthly average exchange rates for the applicable currencies during the year.

10)	Represents Mr. Grigg’s salary in his present position under the terms of an amended employment agreement with the Company dated January 27, 2009.

11)	Represents Mr. Tseng’s salary in his present position under terms of an Employment Agreement dated April 22, 2009 and effective January 1, 2009.

12)	Represents Ms. Wong’s salary in her present position under terms of an Employment Agreement dated August 14, 2008.

13)
Represents $140,000 fiscal years 2007 and 2008 bonuses awarded to Mr. Ingriselli by the Board of Directors and Compensation Committee of the Company and paid to Mr. Ingriselli in 2007 and 2008, respectively.

14)	Represents $135,000 fiscal year 2009 bonus awarded to Mr. Ingriselli by the Board of Directors and Compensation Committee of the Company and paid to Mr. Ingriselli in 2010.

15)	Represents $45,000 fiscal year 2007 bonus awarded to Mr. Groth by the Board of Directors of the Company and paid to Mr. Groth in 2007.

16)	Represents $50,000 fiscal year 2008 bonus awarded to Mr. Groth by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Groth in 2008.

17)	Represents $30,000 fiscal year 2009 bonus awarded to Mr. Groth by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Groth in 2010

18)	Represents $96,000 fiscal year 2008 bonus awarded to Mr. Grigg by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Grigg in 2009.

19)	Represents $90,000 fiscal year 2009 bonus awarded to Mr. Grigg by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Grigg in 2010.

20)	Represents $20,000 fiscal year 2008 bonus awarded to Mr. Tseng by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Tseng in 2008.

21)	Represents $10,000 fiscal year 2009 bonus awarded to Mr. Tseng by the Compensation Committee of the Company’s Board of Directors and paid to Mr. Tseng in 2010.

22)	Represents $34,811 fiscal year 2009 bonus awarded to Ms. Wong by Company management and paid to Ms. Wong in 2009.

23)
Represents the grant date fair value of restricted common stock and option awards for each of the years presented. The assumptions used in estimating the grant date fair value of option awards are found in the Notes to Consolidated Financial Statements, Note 15 (“Stock-Based Compensation”) in the Company’s Form 10-K for the year ended December 31, 2009.

24)
Represents fees for consulting services to IMPCO of $49,950 through March 31, 2007 prior to Mr. Ingriselli’s change in status from consultant to employee, and $13,500 in Company 401(k) plan contributions in 2007 during his service period as an employee, provided on the same basis as for all employees.

25)	Represents Company 401(k) plan contributions during 2008 and 2009 provided on the same basis as for all employees and $7,200 and $9,600 in rent reimbursement for 2008 and 2009, respectively.

26)	Represents Company 401(k) plan contributions for each year, provided on the same basis as for all employees.

27)
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

28)
Includes $126,794 in fees paid to KKSH Holdings, Ltd., under the Company’s Contract of Engagement with KKSH Holdings, Ltd.  Mr. Grigg holds a noncontrolling interest in and is a member of the board of directors of KKSH. Also includes $29,890 in housing allowance, medical and life insurance benefits and other amounts required pursuant to Mr. Grigg’s Employment Agreement with the Company and the Company’s Contract of Engagement with KKSH Holdings, Ltd.

29)
Represents fees paid to Mr. Tseng for his provision of consulting services to IMPCO and Pacific Asia Petroleum, Inc., including assistance with Beijing representative office activities, business development activities, negotiations, government relations activities and coordination activities, pursuant to consulting agreements. Also includes $2,671 in medical and life insurance benefits in 2008 and $8,000 in 2007 for rent paid by IMPCO to Mr. Tseng for office space provided by Mr. Tseng in Beijing.

30)
Includes the Company’s 401(K)  plan contributions provided on the same basis as for all employees and medical and life insurance benefits and reimbursement of local transportation costs as provided for under his Employment Agreement with the Company.

31)	Includes $52,491 in housing allowance, $9,189 in medical and life insurance as well as local transportation costs and annual leave allowance.

Grants of Plan–Based Awards in Year 2009

The following table sets forth information with respect to incentive stock options and restricted stock granted to the named executive officers listed in the Summary Compensation Table during the year ended December 31, 2009 under the Company’s 2007 Stock Plan and under the Company’s 2009 Equity Incentive Plan.

	Grant	Stock Awards: Number of Shares of		Option Awards: Number of Securities Underlying	Exercise or Base Price of Stock and Option Awards	Closing Stock Price on Date of Awards	Grant Date Fair Value of Stock and Option
Name	Date	Stock		Options(3)	($/Sh) (1)	($/Sh)(1)	Awards

Frank C. Ingriselli (PEO)	8/5/2009	200,000	(2)	-	$2.26	$2.25	$450,000
	12/8/2009	87,065	(3)	170,139	$4.02	$4.02	$700,488

Stephen F. Groth (PFO)	12/8/2009	20,522	(3)	40,104	$4.02	$4.02	$165,113

Richard Grigg	12/8/2009	59,701	(3)	29,167	$4.02	$4.02	$300,082

Jamie Tseng	12/8/2009	10,572	(3)	20,660	$4.02	$4.02	$85,059

Heidi Wong	9/15/2009	50,000	(4)	-	$3.06	$3.12	$153,000

1)	The exercise or base price of option and restricted share awards issued under the Company’s 2009 Equity

Incentive Plan subsequent to the Company’s Common Stock being listed on the NYSE Amex is equal to the closing price of the Company’s Common Stock as reported by the NYSE Amex. The exercise or base price of option and restricted share awards issued under the Company’s 2009 Equity Incentive Plan, but prior to the Company’s listing on the NYSE Amex, is equal to the mean between the representative high and low bid and asked prices on the grant date as reported on the OTC Bulletin Board. It is for this reason that the exercise price and grant date closing price is different for the August 5, 2009 option award and the September 15, 2009 restricted share award.

2)
The restricted shares granted on August 5, 2009 will vest and become non-forfeitable as follows:  (i) 40% of the shares on January 1, 2010 (ii) 30% of the shares on January 1, 2011 and (iii) 30% of the shares on the January 1, 2012, in each case for so long as the recipient of the stock remains an employee of or a consultant to the Company, and subject to the terms and conditions of the Restricted  Stock Purchase Agreement entered into by and between the Company and the Grantee.

3)
The December 8, 2009 awards of options and restricted shares will vest and become either exercisable  or non-forfeitable as follows:  50% of the awards will vest on  the six  month anniversary of the Grant Date, 25% of the awards will vest on the thirteenth month anniversary of the Grant Date, and the balance of 25% of the awards will vest on the twenty-fifth month anniversary of the Grant Date, in each case for so long as the recipient of the award remains an employee of or consultant to the Company and subject to the terms and conditions of the Stock Option Agreement  and Restricted Stock Purchase Agreement, as applicable, entered into by and between the Company and the award recipient.

4)
The September 15, 2009 awards of restricted shares will vest and become non-forfeitable as follows: 50% of the shares on October 1, 2009, and 50% of the shares on September 1, 2010, in each case for so long as the recipient of the award remains an employee of or consultant to the Company and subject to the terms and conditions of the Restricted Stock Purchase Agreement entered into by and between the Company and the award recipient.

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

The Company and Mr. Groth are parties to the Groth Agreement.  This employment agreement contains, among other things, severance payment provisions that require the Company to continue Mr. Groth’s salary for 36 months and his benefits for 24 months if employment is terminated without “cause,” as such term is defined in the Groth Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 36 months if terminated within 12 months of a “change in control,” as such term is defined in the Groth Agreement. This agreement does not contain a definitive termination date, but Mr. Groth does have the right to terminate his employment at any time without penalty. The Groth Agreement also prohibits Mr. Groth from engaging in competitive activities during and for a period of 24 months following termination of his employment that would result in disclosure of the Company’s confidential information, but does not contain a general restriction on engaging in competitive activities.  Pursuant to the Groth Agreement, Mr. Groth’s annual base salary is $150,000 (changed to $165,000 effective January 1, 2008), and he is entitled to an annual bonus of between 20% and 30% of his base salary, as determined by the Company’s Board of Directors based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.   Under the agreement, Mr. Groth is eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. To date, the Board of Directors has not established any terms, performance metrics or eligibility criteria for determining when, and to what extent, Mr. Groth may be eligible for such long-term incentive compensation, or what such long-term incentive compensation may include.

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

The Company was a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009. The Tseng Employment Agreement governed the employment of Mr. Tseng in the capacity of Executive Vice President of the Company through his voluntary retirement on January 15, 2010, and provided for a base salary of $140,000 per year, and provides that, in the event the Company terminated Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company would have been required to pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.

The Company is also a party to an Employment Agreement with Heidi Wong, the Company’s General Manager-Business Development, Government Relations and Commercial Affairs (the “Wong Employment Agreement”), dated August 14, 2008.  The Wong Employment Agreement provides for an employment term commencing on October 13, 2008 and ending on the third anniversary of such date, and provides for a base salary of RMB 900,000 (approximately $132,000)  per year (net of Chinese income tax), an annual performance-based bonus award targeted at 20% of her then-current base salary, awardable at the discretion of the Company’s Board of Directors, the reimbursement of certain accommodation expenses in Beijing, China, and certain other transportation and expenses of Ms. Wong.  In addition, in the event the Company terminates Ms. Wong’s employment without Cause (as defined in the Wong Employment Agreement), the Company must pay to Ms. Wong a lump sum amount equal to 50% of Ms. Wong’s then-current annual base salary.

2007 Stock Plan

The Company’s Board of Directors and stockholders approved and adopted the 2007 Stock Plan on May 7, 2007 (the “2007 Plan”).  The 2007 Plan provides for the grant of restricted stock, incentive and/or non-qualified options, and stock appreciation rights (“SARs”) to employees, directors and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Common Stock.  Upon adoption of the 2009 Equity Incentive Plan by the Board of Directors in June 2009, the Company’s Board of Directors resolved to (i) discontinue further grants and awards of equity securities under the 2007 Plan, except the issuance of Company stock upon exercise of issued and outstanding options issued pursuant to the 2007 Plan, and (ii) amend the 2007 Plan to reduce the number of shares available for issuance under the 2007 Plan to 2,622,000 from 4,000,000, and to further reduce the number of shares available for issuance thereunder by such number of shares that from time to time may be returned for issuance under the 2007 Plan upon expiration or termination of any option issued thereunder or repurchase of any restricted stock issued thereunder, and to return all such shares to the Company’s treasury.

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

As of December 31, 2009, options to purchase an aggregate of 1,327,000 shares of Common Stock and restricted stock grants of an aggregate of 1,250,000 shares of Common Stock had been issued under the 2007 Plan.  The 2007 Plan terminates on May 7, 2017.

2009 Equity Incentive Plan

The Company’s Board of Directors approved and adopted the 2009 Equity Incentive Plan on June 3, 2009 (the “2009 Plan”), and the Company’s stockholders approved and adopted the 2009 Plan on July 21, 2009.  The 2009 Plan provides for the grant of restricted stock, incentive and/or non-qualified options, and restricted stock units (“RSUs”), performance units, performance shares and SARs to employees, directors and consultants of the Company to purchase up to an aggregate of 6,000,000 shares of Common Stock.  The purposes of the 2009 Plan are:  to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.  The 2009

Plan is administered by the Compensation Committee on behalf of the Board of Directors which has the authority to determine the specific terms and conditions of all awards granted under the 2009 Plan, including, without limitation, the number of shares subject to each award, the price to be paid for the shares and the applicable vesting criteria. The administrator has discretion to make all other determinations necessary or advisable for the administration of the Plan.

Pursuant to the 2009 Plan, the Company may from time to time grant its employees, directors and consultants restricted stock and options to purchase shares of, and SARs, RSUs, performance shares and performance units, with respect to, the Company’s Common Stock at exercise prices determined by the Board of Directors. The exercise price of incentive stock options may not be less than 110% of the fair market value of Common Stock as of the date of grant. The Internal Revenue Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 2009 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 2009 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant. All stock options are non-transferable by the grantee (other than upon the grantee’s death) and may be exercised only by the optionee during his service to the Company as an employee, director or consultant or for a specified period of time following termination of such service. The aggregate number of shares of Common Stock issuable under the 2009 Plan, the number of shares of stock, options, SARs, RSUs, performance units and performance shares outstanding, and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

In general, upon the termination of service to the Company of an optionee or 2009 Plan award recipient as an employee, director or consultant, all options, shares of restricted stock, SARs, RSUs, performance shares and performance units (collectively, “2009 Plan Awards”) granted to such person that have not yet vested will immediately terminate, and those 2009 Plan Awards that have vested as of the date of termination will be exercisable for 90 days after such termination date (12 months in the case of termination by reason of death or disability).

In the event of the proposed dissolution or liquidation of the Company, the Company will notify each 2009 Plan participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, a 2009 Plan Award will terminate immediately prior to the consummation of such proposed action.  In the event of a merger or change in control of the Company, any or all outstanding 2009 Plan Awards issued may be assumed or replaced by the successor corporation, which assumption or replacement shall be binding on all participants. In the alternative, the successor corporation may substitute equivalent awards or provide substantially similar consideration to participants as was provided to stockholders (after taking into account the existing provisions of the awards).  The successor corporation may also issue, in place of outstanding shares of the Company held by the 2009 Plan participant, substantially similar shares or other property subject to repurchase restrictions no less favorable to the participant.  In the event that the successor corporation does not assume or substitute for the 2009 Plan Award, unless the administrator provides otherwise, the participant will fully vest in and have the right to exercise all of his or her outstanding option awards, including shares as to which such option awards would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units will lapse, and, with respect to performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met.

As of December 31, 2009, options to purchase an aggregate of 460,070 shares of Common Stock and restricted stock grants of an aggregate of 574,056 shares of Common Stock had been issued under the 2009 Plan. The 2009 Plan terminates on June 3, 2019.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in 2009 is expected to be tax deductible.  The Board considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

The Company accounts for equity awards under the provisions of Accounting Standards Codification Topic 718, Stock Compensation (ASC 718).  The Company charges the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period.  The fair value of options is measured using the Black-Scholes option pricing model.  The fair value of non-vested stock awards issued under the Company’s 2007 Stock Plan is measured by the fair market value of Common Stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the grant date as reported by Pink Sheets LLC, with no discount for vesting period or other restrictions.  The fair value of non-vested stock awards issued under the Company’s 2009 Equity Incentive Plan is measured by the fair market value of Common Stock of the Company determined in accordance with the 2009 Equity Incentive Plan as the closing sales price for such stock as quoted on the NYSE Amex exchange on the date of grant, with no discount for vesting period or other restrictions.  The compensation expense to the Company under ASC 718 is one of the factors the Board considers in determining equity awards to be granted, and also may influence the vesting period chosen.

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

The Company currently maintains  Executive and Organization Liability Insurance Policies issued by Illinois National Insurance Company, a member company of American International Group, Inc. (“AIG”) and other companies.  This policy provides insurance coverage on behalf of any person who is or was a director, officer or employee of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise against liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against liability under the provisions of this section.

The right of any person to be indemnified is subject always to the right of the Company by its Board of Directors, in lieu of such indemnity, to settle any such claim, action, suit or proceeding at the expense of the Company by the payment of the amount of such settlement and the costs and expenses incurred in connection therewith.

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning unexercised stock options as of December 31, 2009 for the named executive officers listed in the Summary Compensation Table.  The Company has not issued any stock unit awards.

Outstanding Option Awards

		Number of Securities
		Underlying Unexercised			Option	Option
		Options (#)			Exercise	Expiration
Name	Grant date	Exercisable	Unexercisable		Price ($)(16)	Date

Frank C. Ingriselli (PEO)	9/29/2006	272,000	68,000	(1)	0.56	9/29/2016
	12/17/2007	46,668	33,332	(2)	6.00	12/17/2017
	12/9/2008	175,000	175,000	(3)	0.64	12/9/2018
	12/8/2009	-	170,139	(4)	4.02	12/8/2014

Stephen F. Groth (PFO)	9/29/2006	125,120	31,280	(1)	0.56	9/29/2016
	12/17/2007	28,000	12,000	(5)	6.00	12/17/2017
	12/9/2008	82,500	82,500	(6)	0.64	12/9/2018
	12/8/2009	-	40,104	(7)	4.02	12/8/2014

Richard Grigg	12/17/2007	7,000	3,000	(8)	6.00	12/17/2017
	12/9/2008	120,000	120,000	(9)	0.64	12/9/2018
	12/8/2009	-	29,167	(10)	4.02	12/8/2014

Jamie Tseng	9/29/2006	163,200	40,800	(11)	0.56	9/29/2016
	12/17/2007	10,500	4,500	(12)	6.00	12/17/2017
	12/9/2008	42,500	42,500	(13)	0.64	12/9/2018
	12/8/2009	-	20,660	(14)	4.02	12/8/2014

Heidi Wong	12/9/2008	50,000	50,000	(15)	0.64	12/9/2018

1)
The Options will vest and become exercisable on September 29, 2010. Vesting shall terminate upon the date of any termination of employment for cause or with good reason, and all vesting shall be accelerated upon any termination of employment without cause, without good reason, or upon death or disability (as defined).

2)	The Options will vest and become exercisable as follows: (i) 16,666 of the shares on December 17, 2010; and

(ii) 16,666 of the shares on December 17, 2011, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Ingriselli.

3)
The Options will vest and become exercisable as follows: (i) 70,000 of the shares on December 9, 2010; (ii) 70,000 of the shares on December 9, 2011; and (iii) 35,000 of the shares on December 9, 2012, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Ingriselli.

4)
The Options will vest and become exercisable as follows: (i) 85,069 of the shares on June 8, 2010; (ii) 42,535 of the shares on January 8, 2011; and (iii) 42,535 of the shares on January 8, 2012, for so long as Mr. Ingriselli remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Ingriselli.

5)
The Options will vest and become exercisable as follows:  (i) 8,000 of the shares on December 17, 2010; and (ii) 4,000 of the shares on December 17, 2011, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Groth.

6)
The Options will vest and become exercisable as follows: (i) 33,000 of the shares on December 9, 2010; (ii) 33,000 of the shares on December 2011; and (iii) 16,500 of the shares on December 9, 2012, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Groth.

7)
The Options will vest and become exercisable as follows: (i) 20,052 of the shares on June 8, 2010; (ii) 10,026 of the shares on January 8, 2011; and (iii) 10,026 of the shares on January 8, 2012, for so long as Mr. Groth remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr.Groth.

8)
The Options will vest and become exercisable as follows:   (i) 2,000 of the shares on December 17, 2010; and (ii) 1,000 of the shares on December 17, 2011, for so long as Mr. Grigg remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Grigg.

9)
The Options will vest and become exercisable as follows: (i) 48,000 of the shares on December 9, 2010; (ii) 48,000 of the shares on December 9, 2011; and (iii) 24,000 of the shares on December 9, 2012, for so long as Mr. Grigg remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Grigg.

10)
The Options will vest and become exercisable as follows: (i) 14,583 of the shares on June 8, 2010; (ii) 7,292 of the shares on January 8, 2011; and (iii) 7,292 of the shares on January 8, 2012, for so long as Mr. Grigg remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and KKSH Holdings, Ltd.

11)
The Options will vest and become exercisable on September 29, 2010, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Tseng.

12)
The Options will vest and become exercisable as follows: (i) 3,000 of the shares on December 17, 2010; and (ii) 1,500 of the shares on December 17, 2011, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Tseng.

13)
The Options will vest and become exercisable as follows: (i) 17,000 of the shares on December 9, 2010; (ii) 17,000 of the shares on December 9, 2011; and (iii) 8,500 of the shares on December 9, 2012, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr. Tseng.

14)
The Options will vest and become exercisable as follows: (i) 10,330 of the shares on June 8, 2010; (ii) 5,165 of the shares on January 8, 2011; and (iii) 5,165 of the shares on January 8, 2012, for so long as Mr. Tseng remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into by and between the Company and Mr.Tseng.

15)
The options will vest and become exercisable as follows: (i) 20,000 of the shares on December 9, 2010: (ii) 20,000 of the shares on December 9, 2011; and (iii) 10,000 of the shares on December 9, 2012, for so long as Ms. Wong remains an employee of or a consultant to the Company, and subject to the terms and conditions of a stock option agreement entered into between the Company and Ms. Wong.

16)
The Option Exercise Price for the 2006 awards is based on the fair market value at date of award, as adjusted to a per share basis following the mergers in 2007. The Option Exercise Price for the 2007-2009 awards is equal to the fair market value of Common Stock of the Company determined in accordance with either the 2007 Stock Plan or the 2009 Equity Incentive Plan, as applicable. Under the 2007 Stock Plan, fair market value represents the mean between the bid and asked prices on the close of business the day immediately prior to the date of grant as reported by Pink Sheets LLC. The fair market value of the December 8, 2009 awards were determined in accordance with the 2009 Equity Incentive Plan and represent the closing price of the Company’s Common Stock on the option grant date, as reported by the NYSE Amex.

The following table shows information concerning unvested restricted shares as of December 31, 2009 for the named executive officers listed in the Summary Compensation Table and for the directors named in the Director Compensation Table.

Outstanding Stock Awards

Name	Grant Date	Number of Shares That Have Not Vested		Closing price on 12/31/2009 ($)	Market Value of Shares That Have Not Vested ($) (11)
Frank C. Ingriselli (PEO)	12/17/2007	15,000	(1)	4.67	70,050
	12/9/2008	12,000	(2)	4.67	56,040
	12/8/2008	78,000	(3)	4.67	364,260
	8/5/2009	200,000	(4)	4.67	934,000
	12/8/2009	87,065	(5)	4.67	406,594

Stephen F. Groth (PFO)	12/17/2007	4,500	(1)	4.67	21,015
	12/9/2008	99,000	(2)	4.67	462,330
	12/8/2009	20,522	(5)	4.67	95,838

Richard Grigg	12/17/2007	30,000	(1)	4.67	140,100
	12/9/2008	90,000	(2)	4.67	420,300
	12/18/2008	54,000	(3)	4.67	252,180
	12/8/2009	59,701	(5)	4.67	278,804

Jamie Tseng	12/9/2008	51,000	(2)	4.67	238,170
	12/8/2009	10,572	(5)	4.67	49,371

Heidi Wong	10/28/2008	12,500	(6)	4.67	58,375
	9/15/2009	25,000	(7)	4.67	116,750

William E. Dozier *	5/12/2009	10,000	(8)	4.67	46,700
	8/5/2009	26,549	(9)	4.67	123,984

James F. Link, Jr. *	7/22/2008	15,000	(10)	4.67	70,050
	8/5/2009	26,549	(9)	4.67	123,984

Elizabeth P. Smith *	7/22/2008	5,000	(10)	4.67	23,350
	8/5/2009	26,549	(9)	4.67	123,984

Robert C. Stempel *	7/22/2008	5,000	(10)	4.67	23,350
	8/5/2009	26,549	(9)	4.67	123,984
* Directors

1)
The remaining unvested shares will vest and become non-forfeitable on December 17, 2010, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

2)
Of the remaining grants of restricted stock subject to forfeiture, 50% of the shares will become vested and non-forfeitable on each of December 9, 2010 and December 9, 2011, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

3)	Of the remaining grants of restricted stock subject to forfeiture, 50% of the shares will become vested and non-forfeitable on each of December 18, 2010 and December 18, 2011, for so long as the recipient of the stock remains an employee of or consultant to the Company and subject to the terms and conditions of the restricted stock purchase agreement entered into by and between the Company and the grantee.

4)
The unvested shares will vest and become non-forfeitable as follows: (i) 40% of the shares will vest and become non-forfeitable on January 1, 2010; (ii) 30% of the shares will vest and become non-forfeitable on January 1, 2011; and (iii) 30% of the shares will vest and become non-forfeitable on January 1, 2012.

5)
The unvested shares will vest and become non-forfeitable as follows: (i) 50% of the shares will become vested and non-forfeitable on the six month anniversary of the grant date; (ii) 25% of the shares will become vested and non-forfeitable on the thirteenth month anniversary of the grant date; and (iii) 25% of the shares will become vested and non-forfeitable on the twenty-fifth month anniversary of the grant date.

6)	The remaining unvested shares will vest and become non-forfeitable on September 12, 2010.

7)	The remaining unvested shares will vest and become non-forfeitable on September 1, 2010.

8)	The remaining unvested shares will vest and become non-forfeitable on May 12, 2010.

9)	The remaining unvested shares will vest and become non-forfeitable on August 5, 2010.

10)	The remaining unvested shares will vest and become non-forfeitable on July 22, 2010.

11)	Based on the closing price of the Company’s Common Stock as reported by NYSE Amex on December 31, 2009.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to our Named Executive Officers upon termination or a change in control, see ”Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Executive Officers” above. For further discussion of the determination of termination benefits, see “Compensation Discussion and Analysis – Total Compensation and Description and Allocation of Its Components – Post-Termination Compensation.”

The following table quantifies the termination benefits due to our Named Executive Officers, in the event of their termination for various reasons, including any termination occurring within 12 months following a change of control. The amounts were computed as if each executive officer's employment terminated on December 31, 2009.

2009 Potential Termination Benefits for Named Executive Officers

		Termination for other than Cause, Death, or Disability
Executive Officer / Element of Compensation	Termination due to Death or Disability	or by Executive for Good Reason	within 12 Months following a Change of Control
Frank C. Ingriselli
Salary and Bonus (1)	$485,000	$1,185,000	$1,535,000
Equity Awards(2)	2,926,264	2,926,264	2,926,264
Benefits(3)	-	44,100	58,800
Total Frank C. Ingriselli	$3,411,264	$4,155,364	$4,520,064

Richard Grigg
Salary and Bonus (1)	$162,398	$451,383	$451,383
Equity Awards	-	-	-
Benefits	-	-	-
Total Richard Grigg	$162,398	$451,383	$451,383

Stephen F. Groth
Salary and Bonus (1)	$195,000	$525,000	$690,000
Equity Awards(2)	1,066,281	1,066,281	1,066,281
Benefits(3)	-	19,800	29,700
Total Stephen F. Groth	$1,261,281	$1,611,081	$1,785,981

Jamie Tseng
Salary and Bonus (1)	$70,000	$70,000	$70,000
Equity Awards	167,688	167,688	167,688
Benefits	-	-	-
Total Jamie Tseng	$237,688	$237,688	$237,688

Heidi Wong
Salary and Bonus (1)	$96,530	$96,530	$96,530
Equity Awards	-	-	-
Benefits	-	-	-
Total Heidi Wong	$96,530	$96,530	$96,530

(1) The following year 2009 bonuses were awarded in December 2009 and paid in January 2010: F. C. Ingriselli $135,000; S. F. Groth $30,000; R. Grigg $90,000 and J. Tseng $10,000.  Amounts shown for Mr. Ingriselli and Mr. Groth represent their December 2009 bonuses plus 12 months salary in the case of death or disability, 36 months salary in the case of   termination for “Good Reason” and 48 months salary in the event of termination due to a “Change in Control.”

For R. Grigg, the amounts shown represent his year 2009 bonus plus 50% of his year 2009 salary and 215% of his fee earned under the arrangement among Mr. Grigg, the Company and KKSH Holdings, Ltd.

For J. Tseng, the amounts shown represent his year 2009 bonus plus 50% of his year 2009 salary.

For H. Wong, the amounts shown represent 50% of her annual salary at year end 2009.

(2) Equity awards are quantified at the intrinsic value on December 31, 2009, of all restricted stock and options that were not fully vested or exercisable, but would become vested or exercisable, under the terms of the Named

Executive Officer's employment agreement, due to the form of termination specified in the column heading. The intrinsic value of options is equal to the difference between the closing market price of our common stock on December 31, 2009, which was $4.67 per share, and the exercise price of the option, multiplied by the number of options exercisable.  The intrinsic value of restricted stock is equal to the number of shares times the closing price of our common stock on December 31, 2009.

(3) Terminated employees are entitled to 36 or 48 months of continued participation in the Company’s 401(k) plan (in the case of Mr. Ingriselli), or 24 to 36 months (in the case of Mr. Groth), depending on the circumstances. For purposes of this disclosure, we have assumed that terminated employees will continue contributing to the 401(k) plan after their termination, up to Section 415 limits of the Internal Revenue Code.

Option Exercises and Stock Vested in Last Fiscal Year

No options were exercised by any of the Company’s named executive officers who are listed in the Summary Compensation Table during the year ended December 31, 2009.  During the fiscal year ended December 31, 2009, the following numbers of restricted shares vested for named executive officers listed in the Summary Compensation Table.

2009 Stock Vested

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Frank C. Ingriselli (PEO)	75,000	$341,830

Stephen F. Groth (PFO)	70,500	$299,805

Richard Grigg	126,000	$559,260

Jamie Tseng	34,000	$143,480

Heidi Wong	45,000	$137,880

Compensation of Directors

There are no standard arrangements by which directors of the Company are compensated for their services as directors, and none of the directors received any cash compensation for their services as such during the most recently completed fiscal year, except pursuant to the Company’s Board Compensation Plan adopted on April 22, 2009 by the Board of Directors (the “Board Compensation Plan”).    Pursuant to the Board Compensation Plan, each independent director of the Company in good standing is entitled to (i) cash payments totaling $20,000, payable in equal quarterly installments of $5,000 each in arrears, and (ii) a grant of restricted Common Stock of the Company under the Company’s incentive stock plan with a fair market value of $60,000 measured as of the date of grant as calculated under the Company’s incentive stock plan, 100% of which shares shall be subject to a Company repurchase option that lapses one year following the date of grant subject to the Board member’s continued service as a member of the Company’s Board of Directors during such time.  In accordance with the Board Compensation Plan, on August 5, 2009 each of Messrs. Link, Stempel and Dozier, and Ms. Smith, as the Company’s independent directors, received a grant of 26,549 shares of restricted Common Stock of the Company under the Company’s 2009 Stock Plan, 100% of which shares will become vested and non-forfeitable on the twelve month anniversary of the grant date.

Furthermore, on May 12, 2009, the Company’s Board of Directors issued (i) 80,000 shares of restricted Common Stock under its 2007 Stock Plan to newly appointed Board member William E. Dozier upon his agreement to join the Board and to serve as Chairman of the Board’s newly formed Technical/Operating Committee, and (ii) 100,000 shares of restricted Common Stock under its 2007 Stock Plan to each of Elizabeth P. Smith and Robert C. Stempel, and 70,000 shares of restricted Common Stock under its 2007 Stock Plan to James F. Link, Jr., in consideration for their continued service on the Board.  50% of all of these shares became vested and non-forfeitable immediately upon the date of grant, and the balance 50% became vested and non-forfeitable on the six month anniversary of the grant date, except for 10,000 of the shares granted to Mr. Dozier, which become vested and non-forfeitable on the one year anniversary of the grant date.

Additionally, in December 2009, the Company issued to current director, Chief Executive Officer and President, Frank C. Ingriselli, long-term equity compensation as described under “Long-Term Equity Compensation” above in connection with his services as the President and Chief Executive Officer of the Company.

Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

The following table sets forth for each director who is not also a named executive in the Summary Compensation Table, compensation for the year ended December 31, 2009.

Director Compensation for the Year 2009

Name	Cash Fees Earned ($)	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total

William E. Dozier	$8,914	$186,401	$-	$195,315

James F. Link, Jr.	$8,914	$170,601	$-	$179,515

Elizabeth P. Smith	$8,914	$218,001	$-	$226,915

Robert C. Stempel	$8,914	$218,001	$-	$226,915

1)
During 2009, non-employee members of the Board were awarded restricted shares on May 12 and August 5. The grant date fair value of the May 12, 2009 awards is equal to the mean between the representative bid and asked prices on the close of business the day immediately prior to the grant date as reported by Pink Sheets LLC. The grant date fair value of the restricted shares awarded on August 5, 2009, represents the mean price per share between the high bid and low asked prices for the Company’s common stock on the grant date as quoted on the over the counter bulletin board (“OTCBB).

2)
At December 31, 2009, non-employee Board members held 141,196 shares of unvested stock awards as follows:  Ms. Smith and Mr. Stempel each held 31,549 shares, Mr. Link held 41,549 shares and Mr. Dozier held 36,549 shares.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 30, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company’s directors; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial ownership(1)		Percent of Class

Common Stock	CAMAC Energy Holdings Ltd.	89,467,120	(2)	62.4%
	c/o CAMAC International Corporation
	1330 Post Oak Blvd., Suite 2200
	Houston, Texas 77056
Common Stock	Dr. Kase Lukman Lawal	89,467,120	(3)	62.4%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Frank C. Ingriselli	3,737,786	(4)	2.6%
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Richard Grigg	1,071,284	(5)	*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Stephen F. Groth	962,544	(6)	*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	James F. Link, Jr.	126,549		*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	William E. Dozier	89,704		*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	John Hofmeister	-		*
	250 East Hartsdale Ave. Hartsdale, NY 10530

Common Stock	Dr. Lee Patrick Brown	-		*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	Hazel O’Leary	-		*
	250 East Hartsdale Ave.
	Hartsdale, NY 10530

Common Stock	All Directors and	95,454,987	(7)	66.6%
	Executive Officers as a Group (9 persons)
              *Less than 1%.

1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of April 30, 2010, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2)
Includes all shares of the Company's Common Stock held directly by CAMAC Energy Holdings Ltd., including all shares of the Company's Common Stock indirectly held by Dr. Kase Lukman Lawal through Dr. Lawal's 27.7% ownership in CAMAC International Limited, which entity indirectly owns 100% of CAMAC Energy Holdings Ltd. as described in footnote 3 below.

3)
Includes all shares of the Company's Common Stock held directly by CAMAC Energy Holdings Ltd. as described in footnote 2 above.  Dr. Lawal owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CAMAC Energy Holdings Ltd.  Dr. Lawal disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

4)
Includes (i) 3,109,049 shares of the Company’s Common Stock held directly by Mr. Ingriselli, (ii) options exercisable on September 29, 2009 for 272,000 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 340,000 shares of Common Stock of the Company that vests with respect to 136,000 shares on September 29, 2007, and 68,000 shares on September 29 of each year thereafter, (iii) options exercisable on December 17, 2009 for an aggregate of 46,668 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 80,000 shares of Common Stock of the Company that vests with respect to 13,336 shares on December 17, 2007, and 16,666 shares on December 17 of each year thereafter, (iv) options exercisable on December 9, 2009 for an aggregate of 175,000 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 350,000 shares of Common Stock of the Company that vests with respect to 175,000 shares on December 9, 2009, 70,000 shares on December 9, 2010 and 2011, and 35,000 shares on December 9, 2012, (v) options exercisable on June 8, 2010 for an aggregate of 85,069 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 170,139 shares of Common Stock of the Company that vests with respect to 85,069 shares on June 8, 2010, and 42,535 shares on each of January 8, 2011 and January 8, 2012, and (iv) 50,000 shares of the Company’s Common Stock owned by Mr. Ingriselli’s son.

5)
Includes (i) 929,701 shares of the Company’s Common Stock held directly by Mr. Grigg, (ii) options exercisable on December 17, 2009 for an aggregate of 7,000 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 10,000 shares of Common Stock of the Company that vests with respect to 5,000 shares on December 17, 2008, 2,000 shares on December 17, 2009 and 2010, and 1,000 shares on December 17, 2011, (iii) options exercisable for 120,000 shares of Common Stock pursuant to an option exercisable for an aggregate of 240,000 shares of Common Stock of the Company that vests with respect to 120,000 shares on December 9, 2009, 48,000 shares on December 9, 2010 and 2011, and 24,000 shares on December 9, 2012,and (iv) options exercisable on June 8, 2010 for an aggregate of 14,583 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 29,167 shares of Common Stock of the Company that vests with respect to 14,583 shares on June 8, 2010, and 7,292 shares on each of January 8, 2011 and January 8, 2012.

6)
Includes (i) 328,872 shares of the Company’s Common Stock held directly by Mr. Groth, (ii) options exercisable on September 29, 2009 for 125,120 shares of the Company’s Common Stock pursuant to an option grant exercisable for an aggregate of 156,400 shares of Common Stock of the Company that vests with respect to 62,500 shares on September 29, 2007, and 31,280 shares on September 29 of each year thereafter, (iii) options exercisable on December 17, 2009 for an aggregate of 28,000 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 40,000 shares of Common Stock of the Company that vests with respect to 3,334 shares on December 17, 2007, 16,666 shares on December 17, 2008, 8,000 shares on December 17, 2009, 8,000 shares on December 17, 2010, and 4,000 shares on December 17, 2011, (iv) options exercisable on December 9, 2009 for an aggregate of 82,500 shares of Common Stock of the Company that vests with respect to 82,500 shares on December 9, 2009, 33,000 shares on December 9, 2010 and 2011, and 16,500 shares of December 9, 2012, (v) options exercisable on June 8, 2010 for an aggregate of 20,052 shares of Common Stock pursuant to an option grant exercisable for an aggregate of 40,104 shares of Common Stock of the Company that vests with respect to 20,052 shares on June 8, 2010, and 10,026 shares on each of January 8, 2011 and January 8, 2012, and (vi) 378,000 shares of the Company’s Common Stock owned by Mr. Groth’s spouse.

7)
Includes all shares of the Company’s Common Stock, immediately exercisable warrants to purchase Company Common Stock, and options to purchase Company Common Stock exercisable within sixty (60) days of April 30, 2010, beneficially owned or held by (i) Messrs. Ingriselli who served as Chief Executive Officer of the Company during the last completed fiscal year, (ii) Messrs. Hofmeister, Brown, Dozier, and Link, and Ms. O’Leary, who currently serve as directors of the Company, and (iii) Messrs. Grigg and Groth, who currently serve as executive officers of the Company, and (iii) CAMAC Energy Holdings Ltd., which is 100% indirectly owned by CAMAC International Limited, 27.7% of which is owned by Dr. Lawal.  Dr. Lawal disclaims beneficial ownership of the securities owned by CAMAC Energy Holdings Ltd. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all the reported shares for purposes of Section 16 or for any other purpose.

Equity Compensation Plan Information

The following table sets forth all compensation plans previously approved by the Company’s security holders and all compensation plans not previously approved by the Company’s security holders as of December 31, 2009, which non-approved compensation plans were assumed by the Company in connection with the mergers of ADS and IMPCO into the Company in May 2007:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules promulgated thereunder, the Company’s directors, executive officers, and any person holding beneficially more than 10% of the Company’s common stock are required to report their ownership of the Company’s securities and any changes in that ownership to the Securities and Exchange Commission and to file copies of the reports with the Company.   Specific due dates for these reports have been established, and the Company is required to report any failures to file by these dates during the last fiscal year.

Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s common stock complied during the year ended December 31, 2009 with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since the beginning of the Company’s last fiscal year, the Company has been or is currently a participant in the following material transactions with related persons:

•
Financial Advisory Agreement – The Company was a party to an Advisory Agreement, effective December 1, 2006 (“CMCP Advisory Agreement”), and terminated effective June 10, 2009, with Cagan McAfee Capital Partners, LLC (“CMCP”), pursuant to which CMCP provided certain financial advisory and management consulting services to the Company in exchange for a monthly advisory fee of $9,500 payable to CMCP.  In addition, the CMCP Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMCP under the CMCP Advisory Agreement.  Laird Q. Cagan, the Managing Director and 50% owner of CMCP, served as a member of the Company’s Board of Directors from May 2007 to May 2009, and was a former holder of more than 5 percent of the beneficial ownership of the Company.

•
Public Relations Agreement – In March 2005, the Company engaged Liviakis Financial Communications, Inc. as its public relations firm pursuant to a Consulting Agreement, as amended on April 22, 2009, that expires on May 7, 2011 (“Liviakis Consulting Agreement”), and John Liviakis, a former holder of more than 5 percent of the beneficial ownership of the Company, is the sole shareholder, President and Chief Executive Officer of Liviakis Financial Communications, Inc.  Pursuant to the Liviakis Consulting Agreement, as amended, and as sole compensation thereunder, Liviakis Financial Communications, Inc. and an employee thereof were issued an aggregate of 2,119,000 shares of the Company’s Common Stock.

•
SG&E Share Exchange – On March 2, 2009, the Company entered into a Subscription Agreement for Shares (“Grigg Subscription Agreement”) with Richard Grigg, the Company’s Senior Vice President and Managing Director, pursuant to which Mr. Grigg purchased 970,000 shares of the Company’s Common Stock (the “Company Shares”) in exchange for 3,825,000 shares of Ordinary Fully Paid Shares (the “SG&E Shares”) of Sino Gas & Energy Holdings Limited, a privately-held company incorporated in Western Australia (“SG&E”) engaged in the exploration and development of coalbed methane and unconventional gas projects in China.  The SG&E Shares represent approximately a 3.5% ownership interest in SG&E, and represented full consideration for the issuance of the Company Share to Mr. Grigg as determined by the Board of Directors as being a fair and equivalent exchange of economic interests and payment of fair market value for the Company Shares based on a number of factors.  Mr. Grigg was formerly an employee and founding member of SG&E before joining the Company in October 2007.  Given that the Company is considering a number of possible transactions that may involve SG&E as a partner or party, which transactions Mr. Grigg may be instrumental in negotiating and overseeing, the Company believed that it was in the best interests of the Company and its stockholders to exchange Mr. Grigg’s SG&E Shares for the Company Shares in order to eliminate potential conflicts of interest on the part of Mr. Grigg and to further align Mr. Grigg’s interests with those of the Company.

•
Consulting Agreement with KKSH – On January 27, 2009, the Company revised the terms of its employment relationship with Richard Grigg, the Company’s Senior Vice President and Managing Director, by entering into two separate agreements pursuant to which Richard Grigg currently performs services to the Company:   (i) an Amended and Restated Employment Agreement, dated January 27, 2009 (the “Amended Grigg Employment Agreement”), entered into directly with Richard Grigg that governs the employment of Mr. Grigg in the capacity of Managing Director of the Company and covers services provided by Mr. Grigg to the Company within the PRC; and (ii) a Contract of Engagement, dated January 27, 2009 (“KKSH Contract of Engagement”), entered into with KKSH Holdings Ltd. (“KKSH”), a company registered in the British Virgin Islands in which Mr. Grigg holds a minority interest and on whose board of directors Mr. Grigg sits, which agreement governs the provision of services related to the development and management of business opportunities for the Company outside of the PRC by Mr. Grigg through KKSH.  The basic fee for the services provided under the KKSH Contract of Engagement is 919,000 RMB (approximately $135,000) per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the KKSH Contract of Engagement, the Company shall also provide Mr. Grigg with medical benefits and life insurance coverage, and pay KKSH an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates the KKSH Contract of Engagement without Cause (as defined in the KKSH Contract of Engagement), the Company must pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.

•
Consulting Agreement with Jamie Tseng – The Company was a party to a consulting agreement, dated November 8, 2005, with Jamie Tseng, the Company’s Executive Vice President (“Tseng Consulting Agreement”), which was assigned on September 1, 2006 by Mr. Tseng to Golden Ring International Consultants Limited, a British Virgin Islands registered company wholly-owned and controlled by Mr. Tseng, and which was later superseded in its entirety effective January 1, 2009 by that certain Employment Agreement, dated April 22, 2009 and effective January 1, 2009, entered into by and between the Company and Mr. Tseng.  Pursuant to the Tseng Consulting Agreement, Mr. Tseng served in the role of Executive Vice President to the Company from November 2005 to January 15, 2010, for a monthly fee of $11,667, plus reasonable expenses incurred in carrying out the services required thereunder.  Effective January 15, 2010, Mr. Tseng retired from the Company and no longer serves as an officer, employee or consultant to the Company.

•	Indemnification Agreements – The Company has entered into a stockholder-approved Indemnification Agreement with all of its current officers and directors.

•
Chemical Sales Agent Arrangement – During the third quarter of 2009, the Company conducted the finished chemicals business of its Chinese joint venture company Beijing Dong Fang Technology Service Company Limited (“Dong Fang”) through an arrangement with Tongsheng, a subsidiary of the family owned business of Mr. Li Xiangdong (“LXD”). Upon the incorporation of Dong Fang in China on September 24, 2009, LXD became a 24.5% interest owner of Dong Fang. This arrangement with Tongsheng was necessary because, pending the incorporation of Dong Fang, the Company was not licensed in China to purchase, blend or sell chemicals.  Under the arrangement with Tongsheng (the “Tongsheng Arrangement”), Tongsheng manufactured specialty blends of chemicals using technology developed by LXD and sold the finished product to customers of the Company. The patent rights and related technology for the specialty chemicals and processes were contributed to Dong Fang by LXD following the formation of Dong Fang. Tongsheng collected and remitted to the Company revenues collected in advance of delivery of product to the customer and billed the Company for the related costs.  The arrangement has also continued subsequent to the incorporation of Dong Fang because the required permits and government approvals to manufacture finished chemicals by blending are still pending.

•
Agreements with CAMAC Energy Holdings Limited and Affiliates Thereof – In connection with the April 7, 2010 closing of the Company's acquisition of all of the interests (the “Contract Rights”) held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (collectively, “CAMAC”) in a Production Sharing Contract (“PSC”) with respect to an oilfield asset known as the Oyo Field, as disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010, the Company entered into a number of agreements with CAMAC. Dr. Kase Lawal, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of CAMAC.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the following agreements:

•
Technical Services Agreement.  On April 7, 2010, CAMAC entered into a technical services agreement with the Company to provide the Company with certain technical services with respect to the Oyo Field.  In consideration for these services, the Company will pay CAMAC (i) an initial monthly service fee of $400,000 per month for the initial three months, plus out-of-pocket expenses, commencing immediately following the closing, with the monthly service fee to be negotiated after the initial three months, and (ii) $1.6 million for service-related expenses incurred by CAMAC prior to the closing, due and payable from proceeds received by the Company under the PSC following the closing.  The technical service agreement has an initial term of five years, but is terminable upon 30 days’ prior written notice by the Company.

•
Right of First Refusal Agreement. On April 7, 2010, the Company and CAMAC entered into a Right of First Refusal Agreement, pursuant to which, for a period of five years following the closing, CAMAC has granted to the Company a right of first refusal with respect to any and all licenses, leases and other contract rights for the exploration or production of oil or natural gas currently held by or hereafter acquired by or arising and inuring to CAMAC that CAMAC offers for sale, transfer, license or other disposition, other than such sales that occur in the ordinary course of business, subject to certain terms and conditions as set forth therein.

•
Oyo Field Supplemental Agreement.  On April 7, 2010, CEHL, Allied Energy PLC, a wholly-owned subsidiary of CEHL (“Allied”), and CAMAC Petroleum Limited, the Company’s wholly-owned Nigerian subsidiary (“CPL”), entered into the Oyo Field Agreement (the “Supplemental Agreement”) to provide certain management rights as it relates to the Contract Rights.  In addition, the parties agreed that if any non-Oyo Field operating costs incurred prior to the date of the Supplemental Agreement exceed $80,000,000, then Allied shall indemnify CPL for any decrease in CPL’s allocation of “profit oil” and “cost oil” from the Oyo Field from what would have otherwise been allocated to CPL in the absence of such prior non-Oyo Field operating costs in excess of $80,000,000.  The Supplemental Agreement also provides that CAMAC will indemnify CPL for any negative effect on CPL’s share of “profit oil” in certain circumstances.  The Supplemental Agreement expires when the Oyo Field has been abandoned and all applicable filing and reporting requirements relating to CPL’s interest in the Oyo Field have been satisfied or are no longer applicable.

•
Registration Rights Agreement.  On April 7, 2010, the Company and CAMAC entered into a Registration Rights Agreement, pursuant to which the Company shall prepare and file with the SEC a registration statement on Form S-3 covering the resale of the shares of Company Common Stock issued by the Company to CAMAC in consideration for the Contract Rights (the “Consideration Shares”), in addition to providing unlimited “piggyback” registration rights to CAMAC with respect to the Consideration Shares, in each case, subject to certain limitations and conditions.  If any Consideration Shares are not covered by a registration statement within 18 months following the closing date, then the Company shall pay liquidated damages to CAMAC.

On August 15, 2007, the Company adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees, the text of which has been posted on the Company’s website (www.camacenergy.com).  Among other provisions, the Code provides that all officers, directors and employees shall avoid all conflicts of interest or improper or unlawful conduct and even the appearance thereof, and, further, that only the Board of Directors of the Company may waive a conflict of interest or any other non-compliance with the Code.  Although the Company has not adopted a formal policy that covers the review and approval of related party transactions by the Board, in accordance with the Code and Section 144 of the Delaware General Corporation Law, it is the practice of the Board of Directors to review each contract or transaction between the Company and its directors, officers or employees, including the material facts as to the relationship or interest and as to the contract or transaction, determine in good faith whether such contract or transaction is fair as to the Company, and to approve or ratify such contract or transaction if the Board of Directors determines the contract or transaction to be fair as to the Company and in good faith authorizes the contract or transaction by affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum.

Other than the Liviakis Consulting Agreement, the Grigg Subscription Agreement, the KKSH Contract of Engagement, the Agreements with CAMAC, and the Company’s form of Indemnification Agreement, which were each approved by the Company’s Board of Directors, neither the CMCP Advisory Agreement nor the Tseng Consulting Agreement have been directly approved by the Company’s Board of Directors, although the Company’s Board of Directors did approve the mergers of ADS and IMPCO into the Company in May 2007 pursuant to which these agreements were assumed by the Company from ADS and IMPCO. In addition, while the Tongsheng Arrangement was not directly approved by the Company’s Board of Directors, the Company’s Board of Directors did approve the acquisition of the EORP technology, the formation of Dong Fang, and transactions related thereto and in furtherance thereof.  Additionally, the Board of Managers of ADS approved the CMCP Advisory Agreement prior to the consummation of the merger of ADS into the Company in May 2007, and the Managers of IMPCO approved the Tseng Consulting Agreement prior to the consummation of the merger of IMPCO into the Company in May 2007.

Director Independence

The Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable NYSE Amex listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are:  John Hofmeister, Dr. Lee Patrick Brown, Hazel O’Leary, James F. Link, Jr. and William E. Dozier.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has selected RBSM LLP (“RBSM) to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2010.  RBSM was the Company’s independent registered public accounting for the fiscal years ending December 31, 2009 and 2008.

We are asking our stockholders to ratify the selection of RBSM as our independent registered public accounting firm.  Although ratification is not required by our bylaws or otherwise, the Board is submitting the selection of RBSM to our stockholders for ratification as a matter of good corporate practice.  In the event our stockholders fail to ratify the appointment, the Audit Committee may reconsider this appointment.

The Company has been advised by RBSM that neither the firm nor any of its associates had any relationship with the Company other than the usual relationship that exists between independent registered public accountant firms and their clients during the last fiscal year.  Representatives of RBSM will be available via teleconference during the Meeting, at which time they may make any statement they consider appropriate and will respond to appropriate questions raised at the Meeting.

Independent Registered Public Accounting Firm’s Fees

RBSM examined, as independent auditors, the financial statements of the Company for the years ended December 31, 2008 and 2009.  The following table shows the fees billed to us by RBSM for the audit and other services rendered by RBSM during fiscal 2008 and 2009.  The Company’s Audit Committee has determined that the non-audit services rendered by RBSM were compatible with maintaining RBSM’s independence.

	2008	2009
Audit Fees (1)	$143,562	$127,936
Audit-Related Fees (2)	-	1,921
Tax Fees	9,843	4,725

Total	$153,405	$134,582

1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and internal controls over financial reporting and review of our quarterly financial statements, as well as audit services provided in connection with other statutory or regulatory filings.

2)	Audit-related fees consisted primarily of accounting consultations.

Pre-Approval Policies and Procedures

All audit-related and other services rendered by RBSM were pre-approved by the Board of Directors, serving as the Company’s Audit Committee or with respect to services rendered after its formation in July 2008, by the Audit Committee, before RBSM was engaged to render such services.  It is the Audit Committee’s standard practice to require pre-approval by the Committee of all audit, audit-related, tax and other services rendered by RBSM.  The Audit Committee is solely responsible for selecting, hiring and replacing external auditors. The Committee also pre-approves fees for both audit and non audit services. In reaching decisions on these matters, the Committee confirms the independence of the external auditors and whether the services to be provided are permissible under applicable rules and regulations. The Committee evaluates the competency of the external audit firm and assesses its fee schedule for reasonableness

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents as part of this Report:

(1,2)           None.

(3)    EXHIBITS:

Appendix A – Audit Committee Report, February 24, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2010	By Order of the Board of Directors

CAMAC Energy Inc.

/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer, President and Secretary

APPENDIX A

PACIFIC ASIA PETROLEUM, INC.

AUDIT COMMITTEE
OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE REPORT

February 24, 2010
_______________________________________________________

The Audit Committee of the Board of Directors has furnished the following report:

As noted in the Audit Committee’s charter, management of Pacific Asia Petroleum, Inc. (the “Company”) is responsible for preparing the Company’s financial statements. The company’s independent registered public accounting firm is responsible for auditing the financial statements. The activities of the Committee are in no way designed to supersede or alter those traditional responsibilities.  The Committee’s role does not provide any special assurances with regard to the Company’s financial statements, nor does it involve a professional evaluation of the quality of the audits performed by the independent registered public accounting firm.

The Committee has reviewed and discussed with management and the independent accounting firm, as appropriate, (1) the audited financial statements and (2) management’s report on internal control over financial reporting and the independent accounting firm’s related opinions.

The Committee has discussed with the independent registered public accounting firm, RBSM LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committees, as amended (AICPA Professional Standards, Vol. 1. AU Section 380), as adopted by the Public Company Accounting Oversight Board.

The Committee has received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board, regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with RBSM LLP the firm’s independence.

Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for 2009 for filing with the SEC.

James F. Link, Jr.                                           Robert C. Stempel                                           Elizabeth P. Smith