Form 10-Q
period 2010-03-31
CAMAC Energy Inc.
filed 2010-05-14
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_______________________

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 Commission file number   001-34525

CAMAC ENERGY INC.
(Exact name of issuer as specified in its charter)

Delaware	30-0349798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2010, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	142,694,275

CAMAC Energy Inc.
  (Formerly Pacific Asia Petroleum, Inc.)
Form 10-Q
Table of Contents

		Page

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION		1

CERTAIN DEFINED TERMS		1

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2010 and 2009 and for the period from inception (August 25, 2005) through March 31, 2010	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2010 and 2009 and for the period from inception (August 25, 2005) through March 31, 2010	4
	Condensed Consolidated Statement of Equity (Deficiency) (unaudited) for the period from inception (August 25, 2005) through March 31, 2010	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009 and for the period from inception (August 25, 2005) through March 31, 2010	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the  statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.) and its subsidiaries and joint-ventures, (i) Pacific Asia Petroleum, Limited, (ii) Inner Mongolia Production Company (HK) Limited, (iii) Pacific Asia Petroleum (HK) Limited, (iv) Inner Mongolia Sunrise Petroleum Co. Ltd., (v)  Pacific Asia Petroleum Energy Limited, (vi) Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited, and  (vii) CAMAC Petroleum Limited (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Lack of meaningful operating history, operating revenue or earnings history.
●	Dependence on key personnel.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant stockholders.
●	Our ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
●	Our ability to raise capital to fund our operations.
●	Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
●	Competition from large petroleum and other energy interests.
●	Changes in laws and regulations that affect our operations and the energy industry in general.
●	Risks and uncertainties associated with exploration, development and production of oil and gas, drilling and production risks.
●	Expropriation and other risks associated with foreign operations.
●	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
●	The lack of availability of oil and gas field goods and services.
●	Environmental risks and changing economic conditions.

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” ” Company,” and “our Company” refer to CAMAC Energy Inc. (“CEI”), formerly Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Limited (“PAPL”), Pacific Asia Petroleum Energy Limited (“PAPE”), Inner Mongolia Production Company (HK) Limited (“IMPCO HK”), Pacific Asia Petroleum (HK) Limited (“PAP HK”), Inner Mongolia Sunrise Petroleum  Co. Ltd.(“IMPCO Sunrise”), Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited  (”Dong Fang”), and CAMAC Petroleum Limited (“CPL”) and collectively, the “Company”).  References to "CEI" as a corporate entity refer to CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.) prior to the mergers of Inner Mongolia Production Company LLC ("IMPCO") and Advanced Drilling Services, LLC ("ADS") into wholly-owned subsidiaries of CAMAC Energy Inc.  However, historical financial results presented herein are those of IMPCO from inception on August 25, 2005 to May 6, 2007, and the consolidated entity CAMAC Energy Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as CAMAC Energy Inc. for accounting purposes.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAMAC Energy Inc. and Subsidiaries (Formerly Pacific Asia Petroleum, Inc. and Subsidiaries) (A Development Stage Company) Condensed Consolidated Balance Sheets
	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$37,942,656	$3,602,110
Short-term investments	252,590	1,735,397
Accounts receivable	51,994	68,771
Prepaid expenses	419,529	427,101
Inventories	50,919	73,394
Deposits	30,057	35,262
Advances	15,229	5,121
Total current assets	38,762,974	5,947,156

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation and amortization:
March 31, 2010 - $231,330; December 31, 2009 - $181,765)	507,933	450,703
Intangible assets	-	384
Investment in long-term certificate of deposit	-	25,141
Long-term advances	33,010	33,015
Investment in nonsubsidiary - at fair value	316,538	478,255
Deferred charges	483,817	501,039

Total Assets	$40,104,272	$7,435,693

Liabilities and Equity
Current liabilities
Accounts payable	$404,222	$172,140
Income taxes payable	18,728	12,801
Accrued contracting and development fees	86,819	920,486
Accrued personnel expenses	190,492	367,957
Accrued and other liabilities	333,007	563,781
Total current liabilities	1,033,268	2,037,165

Equity
Stockholders' equity - CAMAC Energy Inc. and subsidiaries
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
52,653,818 at March 31, 2010; 43,037,596 at December 31, 2009	52,654	43,038
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 as of March 31, 2010 and December 31, 2009
Outstanding - none as of March 31, 2010 and December 31, 2009	-	-
Paid-in capital	63,189,351	26,034,871
Deficit accumulated during the development stage	(23,632,019)	(20,457,442)
Other comprehensive income	(73,876)	91,572
Total stockholders' equity - CAMAC Energy Inc. and subsidiaries	39,536,110	5,712,039
Noncontrolling interests deficit	(465,106)	(313,511)
Total equity	39,071,004	5,398,528

Total Liabilities and Equity	$40,104,272	$7,435,693

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
(A Development Stage Company)
Condensed Consolidated Statements of Income
(Unaudited)

			For the period
			from inception
	For the three months		(August 25, 2005)
	ended March 31,		through
	2010	2009	3/31/2010
Revenues
Chemical sales	$69,987	$-	$125,395
Services	6,672	-	18,066
	76,659	-	143,461
Costs and Operating Expenses
Depreciation	49,177	26,157	268,588
All other costs and operating expenses	3,345,976	2,912,868	24,786,770
Total costs and operating expenses	3,395,153	2,939,025	25,055,358

Operating Loss	(3,318,494)	(2,939,025)	(24,911,897)

Other Income (Expense)
Interest income	4,544	21,294	1,083,686
Interest expense	-	-	(939)
Other income	-	-	27,849
Other expense	(201)	-	(1,098)
Total Other Income	4,343	21,294	1,109,498

Net loss before income taxes and
noncontrolling interests	(3,314,151)	(2,917,731)	(23,802,399)
Income tax expense	(8,220)	(6,435)	(99,703)

Net loss	(3,322,371)	(2,924,166)	(23,902,102)
Less: Net loss - noncontrolling interests	147,794	1,815	270,083

Net Loss – CAMAC Energy Inc.
and Subsidiaries	$(3,174,577)	$(2,922,351)	$(23,632,019)

Net loss per common share - CAMAC
Energy Inc. common stockholders -
basic and diluted	$(0.07)	$(0.07)

Weighted average number of common
shares outstanding, basic and diluted	46,844,272	40,378,963

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
(A Development Stage Company)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

			For the period
			from inception
	For the three months		(August 25, 2005)
	ended March 31,		through
	2010	2009	3/31/2010

Net loss	$(3,322,371)	$(2,924,166)	$(23,902,102)
Other comprehensive income (loss) -
pre-tax and net of tax:
Currency translation adjustment	(7,279)	(911)	166,058
Unrealized gain (loss) on
investments in securities	(161,717)	-	(236,362)
Total other comprehensive income (loss)	(168,996)	(911)	(70,304)

Comprehensive income (loss)	(3,491,367)	(2,925,077)	(23,972,406)
Less: Comprehensive (income) loss -
Noncontrolling interests' share:
Net loss plus pre-tax and net of
tax other comprehensive (income) loss	151,322	1,900	266,512
Comprehensive income (loss) -
CAMAC Energy Inc. and Subsidiaries	$(3,340,045)	$(2,923,177)	$(23,705,894)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc.
(Formerly Pacific Asia Petroleum, Inc.)
(A Development Stage Company)
Condensed Statement of Equity (Deficiency)
For the period from inception (August 25, 2005) through March 31, 2010 (Unaudited)

CAMAC Energy Inc. Stockholders
	No. of Common Shares $.001 par value			No. of Preferred Shares $.001 par value			Deficit Accumulated During the Development Stage	Other Compre- hensive Income (Loss)

Total Equity (Deficiency)
Non- controlling Interests
		Common Stock	Subscriptions Receivable		Preferred Stock	Paid-in Capital

Balance - August 25, 2005
Issued for cash	1,852,320	1,852	-	-	-	10,148		-	-	12,000
Subscriptions	3,451,680	3,452	(28,000)	-	-	24,548		-	-	-
Net loss	-	-	-	-	-	-	(51,344)	-	-	(51,344)
Balance - December 31, 2005	5,304,000	5,304	(28,000)	-	-	34,696	(51,344)	-	-	(39,344)
Subscriptions paid	-	-	28,000	-	-	-	-	-	-	28,000
Issued for fees and services	-	-	-	1,829,421	1,829	195,776	-	-	-	197,605
Issued for cash	-	-	-	8,161,802	8,162	4,215,262	-	-	-	4,223,424
Subsidiary paid-in capital additions	-	-	-	-	-	-	-	-	359,410	359,410
Amortization of options fair value	-	-	-	-	-	29,065		-	-	29,065
Currency translation	-	-	-	-	-	-		19,228	-	19,228
Net loss	-	-	-	-	-	-	(1,086,387)	-	(1,220)	(1,087,607)
Balance - December 31, 2006	5,304,000	5,304	-	9,991,223	9,991	4,474,799	(1,137,731)	19,228	358,190	3,729,781
Issued for services - pre-merger	600,032	600	-	117,729	118	334,594	-	-	-	335,312
Shares retained by original stockholders in merger - 5/7/07	468,125	468	-	-	-	83,323	-	-	-	83,791
Shares issued to ADS members in merger - 5/7/07	9,850,000	9,850	-	13,600,000	13,600	15,453,957	-	-	-	15,477,407
Post-merger acquisition costs and adjustments	-	-	-	-	-	(291,093)		-	-	(291,093)
Automatic conversion of Preferred Shares - 6/5/07	23,708,952	23,709	-	(23,708,952)	(23,709)	-	-	-	-	-
Issued for services, compensation cost of stock options and restricted stock	-	-	-	-	-	195,442	-	-	-	195,442
Subsidiary paid-in capital additions	-	-	-	-	-	-		-	40,020	40,020
Currency translation	-	-	-	-	-	-		108,833	3,961	112,794
Net loss	-	-	-	-	-	-	(2,383,684)	-	(7,077)	(2,390,761)
Balance - December 31, 2007	39,931,109	39,931	-	-	-	20,251,022	(3,521,415)	128,061	395,094	17,292,693
Issued on exercise of warrants	79,671	80	-	-	-	(83)		-	-	(3)
Vesting of restricted stock	76,400	76	-	-	-	(76)	-	-	-	-
Cancellation of restricted stock	(10,400)	(10)				10	-		-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,355,590	-	-	-	1,355,590
Issued for services	15,000	15	-	-	-	137,985	-	-	-	138,000
Issued for acquisition of Navitas Corporation	450,005	450	-	-	-	8,176,141	-	-	-	8,176,591
Acquired on acquisition of Navitas Corporation	(480,000)	(480)	-	-	-	(8,178,624)		-	-	(8,179,104)
Currency translation	-	-	-	-	-	-		101,799	3,289	105,088
Net loss	-	-	-	-	-	-	(5,446,649)	-	(11,968)	(5,458,617)
Balance - December 31, 2008	40,061,785	40,062	-	-	-	21,741,965	(8,968,064)	229,860	386,415	13,430,238

CAMAC Energy Inc.
(Formerly Pacific Asia Petroleum, Inc.)
(A Development Stage Company)
Condensed Statement of Equity (Deficiency) - Continued
For the period from inception (August 25, 2005) through March 31, 2010 (Unaudited)

CAMAC Energy Inc. Stockholders
No. of Common Shares $.001 par value			No. of Preferred Shares $.001 par value			Deficit Accumulated During the Development Stage	Other Compre- hensive Income (Loss)

Total Equity (Deficiency)
Non- controlling Interests
	Common Stock	Subscriptions Receivable		Preferred Stock	Paid-in Capital

Balance - December 31, 2008	40,061,785	40,062	-	-	-	21,741,965	(8,968,064)	229,860	386,415	13,430,238
Issued on exercise of warrants and options	238,811	239	-	-	-	13,705	-	-	-	13,944
Exchanged for stock of Sino Gas & Energy Holdings Limited	970,000	970	-	-	-	551,930	-	-	-	552,900
Vesting of restricted stock	738,000	738	-	-	-	(738)	-	-	-	-
Compensation cost of stock options and restricted stock	-	-	-	-	-	2,432,006		-	-	2,432,006
Issued for services	1,029,000	1,029	-	-	-	1,052,071	-	-	-	1,053,100
Adjustments to noncontrolling interests in subsidiary equity	-	-	-	-	-	243,932	-	(21)	(597,751)	(353,840)
Currency translation	-	-	-	-	-	-		(63,622)	(151)	(63,773)
Unrealized gain (loss) on investments in securities	-	-	-	-	-	-		(74,645)	-	(74,645)
Net loss	-	-	-	-	-	-	(11,489,378)	-	(102,024)	(11,591,402)
Balance - December 31, 2009	43,037,596	$43,038	$-	-	$-	$26,034,871	(20,457,442)	$91,572	$(313,511)	$5,398,528
Issued on exercise of warrants and options	267,300	267	-	-		152,797	-	-	-	153,064
Vesting of restricted stock	82,500	82	-	-	-	(82)	-	-	-	-
Common stock issued for cash, net of issuance costs	9,146,922	9,147	-	-	-	35,130,865	-	-	-	35,140,012
Compensation cost of stock options and restricted stock	-	-	-	-	-	1,323,747	-	-	-	1,323,747
Issued for services	119,500	120	-	-	-	546,900	-	-	-	547,020
Adjustments to noncontrolling interests in subsidiary equity	-	-	-	-	-	253	-	20	(273)	-
Currency translation	-	-	-	-	-	-	-	(3,751)	(3,528)	(7,279)
Unrealized gain (loss) on investments in securities	-	-	-	-	-	-	-	(161,717)	-	(161,717)
Net loss	-	-	-	-	-	-	(3,174,577)	-	(147,794)	(3,322,371)
Balance - March 31, 2010	52,653,818	$52,654	$-	-	$-	$63,189,351	$(23,632,019)	$(73,876)	$(465,106)	$39,071,004

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc.
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009,
and for the period from inception (August 25, 2005) to March 31, 2010
(Unaudited)

	Three months ended	Three months ended	For the period from inception (August 25, 2005)
	March 31,	March 31,	through
	2010	2009	March 31, 2010
Cash flows from operating activities
Net loss - CAMAC Energy Inc. and Subsidiaries	$(3,174,577)	$(2,922,351)	$(23,632,019)

Adjustments to reconcile net loss to cash
used in operating activities:
Interest income on long-term advances	-	-	(188,987)
Currency transaction (gain) loss	(3,046)	1,029	24,969
Stock and options compensation expense	1,498,636	354,645	7,206,621
Noncontrolling interest in net loss	(147,794)	(1,815)	(270,084)
Depreciation expense	49,177	26,157	268,588
Impairment of assets adjustment	-	-	493,006
Changes in current assets and current
liabilities:
(Increase) decrease in accounts and other receivables	16,777	-	(51,994)
(Increase) decrease in inventories	22,475	-	(50,919)
(Increase) decrease in advances	(10,108)	94	(15,229)
(Increase) decrease in deposits	15,395	6,202	(19,867)
(Increase) decrease in prepaid expenses	7,572	47,780	(60,052)
Increase in accounts payable	172,082	901,864	329,071
Increase (decrease) in income tax and accrued liabilities	(773,979)	639,325	435,504
Net cash used in operating activities	(2,327,390)	(947,070)	(15,531,392)

Cash flows from investing activities
Net sales (purchases) of available for sale securities	1,507,948	(180,000)	(227,449)
Purchase of long-term certificate of deposit	-	-	(25,000)
(Increase) decrease in long-term advances and deferred charges	(82,300)	-	(408,049)
Additions to property, plant and equipment	(106,814)	(50,071)	(957,653)
Net cash provided by (used in) investing activities	1,318,834	(230,071)	(1,618,151)

Cash flows from financing activities
Payment and proceeds of notes payable	-	-	(5,000)
Increase in noncontrolling interest investment in subsidiary	-	-	399,430
Increase in long-term advances to noncontrolling interest stockholder	-	-	(400,507)
Proceeds from exercise of stock options and warrants	153,064	-	167,008
Decrease in subscriptions receivable	-	-	28,000
Issuance of common stock net of issuance costs	35,200,012	-	54,871,104
Net cash provided by financing activities	35,353,076	-	55,060,035

Effect of exchange rate changes on cash	(3,974)	(1,847)	32,164

Net increase (decrease) in cash and cash equivalents	34,340,546	(1,178,988)	37,942,656
Cash and cash equivalents at beginning of period	3,602,110	10,515,657	-
Cash and cash equivalents at end of period	$37,942,656	$9,336,669	$37,942,656

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$939
Income taxes paid	$2,292	$-	$75,882

Supplemental schedule of non-cash investing and
financing activities
Common and preferred stock issued for services and fees	$547,020	$-	$2,271,037
Common stock issued for stock of nonsubsidiary	$-	$552,900	$552,900
Issuance costs paid as warrants issued	$456,832	$-	$1,386,309
Warrants exercised for common stock	$-	$-	$(3)
Decrease to long-term advances to noncontrolling interest stockholder	$-	$-	$353,840
Disposition of partial interest in a subsidiary	$-	$-	$243,911
Decrease in noncontrolling interest investment in subsidiary	$-	$-	$(597,751)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

With the exception of the condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, the accompanying condensed consolidated financial statements of CAMAC Energy Inc. and Subsidiaries (formerly Pacific Asia Petroleum, Inc. and Subsidiaries) (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K, as amended.  The results for the three-month period ended March 31, 2010 are not necessarily indicative of future results.

NOTE 2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in our 2009 Form 10-K, as amended, for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

To date, the Company has incurred expenses and sustained losses and has generated minimal revenue from operations.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company may still require significant additional financing in excess of its March 31, 2010 available cash, cash equivalents and short-term investments in order to achieve its business plan.  It is not certain that this financing will be obtainable.  The acquisition described in Note 10 - Subsequent Events will affect the Company’s future liquidity.

NOTE 3.  BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company’s interim financial statements are prepared on a consolidated basis under U.S. Generally Accepted Accounting Principles as a development stage company. Refer to Note 4 to the consolidated financial statements in year 2009 Form 10-K, as amended, for a description of the Company’s significant accounting policies.

Management uses estimates and assumptions in preparing these financial statements.   Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses.  Actual results could vary from those estimates.

NOTE 4.   ADOPTION OF UPDATES TO THE FASB ACCOUNTING STANDARDS CODIFICATION

In July 2009, The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”) (“ASC”) which became the source of authoritative accounting principles effective with financial statements of interim and annual periods ending after September 15, 2009.  Sources of accounting principles referred to in this report refer to Topics, Subtopics and Sections of the Codification.

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

The update is applied prospectively except for the provisions involving financial statement line detail presentation.  All of the Company’s financial statements contain changes as a result of the update. Under  the update, the amount formerly titled “Net Loss” in the income statement is now referred to as “Net Loss – CAMAC Energy Inc. and Subsidiaries,” to designate the portion of total net loss attributable to the controlling stockholder interest of the parent company.

ASC 855-10
Effective with the six months ended June 30, 2009, the Company adopted an update to ASC Topic 855 (Subsequent Events).   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of a company defined as an “SEC filer” (as per an amendment issued in February 2010), the applicable cutoff date is the date the financial statements are issued, whereas previously the cutoff date could be the date the financial statements were available for issuance.

The update requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

ASU No. 2009-17 (amendment of ASC Topic 810 – Consolidations)
Effective January 1, 2010, the Company applied ASU No. 2009-17, which requires consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria define a controlling financial interest for requiring consolidation as:  the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The initial adoption had no effect on the Company’s financial statements.

NOTE 5.  INVENTORIES

The components of the Company’s inventories were as follows at the respective dates.

	March 31, 2010	December 31, 2009
Unfinished chemicals	$28,618	$51,097
Finished chemicals	22,301	22,297
Total chemicals inventories	$50,919	$73,394

NOTE 6.  RELATED PARTY TRANSACTIONS

In March 2009, the Company issued 970,000 shares of Company Common Stock, to Mr. Richard Grigg, the Company’s Senior Vice President and Managing Director,  in exchange for 3,825,000 Ordinary fully paid shares of Sino Gas & Energy Holdings Limited (SG&E) owned by Mr. Grigg. This represented approximately 3.26% of the outstanding shares of SG&E as of March 9, 2009. The acquired shares were originally accounted for by the Company as a non-current investment carried at cost.  Commencing with the interim period ending September 30, 2009 the carrying amount was recorded at fair value, due to SG&E trading publicly on the Australian Stock Exchange beginning September 15, 2009. Mr. Grigg is a former executive of SG&E who joined the Company in October 2007.  The SG&E shares were acquired in order to eliminate possible conflicts of interest involving Mr. Grigg regarding possible future transactions that may occur between the Company and SG&E, as both companies’ business plans involve developing operations in China.

During the third quarter of 2009, the Company conducted its enhanced oil recovery and production business prior to incorporation of its Chinese joint venture company, Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (Dong Fang), through an arrangement with Tongsheng, a subsidiary of the family owned business of Mr. Li Xiangdong (LXD). Upon the incorporation of  Dong Fang in China on September 24, 2009, LXD became a 24.5% interest owner in Dong Fang. The patent application rights and related technology for the specialty chemicals and processes in this business have been contributed to Dong Fang by LXD. The original arrangement with Tongsheng was necessary because, pending the incorporation of Dong Fang, the Company was not licensed in China to purchase, blend or sell chemicals. Dong Fang does not presently have a license to manufacture finished chemicals. Under the most current arrangement with Tongsheng for finished product sales, Tongsheng purchases raw chemicals from Dong Fang, manufactures specialty blends of chemicals using technology developed by LXD, and sells the finished product to the Company’s customers. Tongsheng remits to the Company revenues it collects in advance of delivering finished product to customers and bills the Company for the related costs.

The Company was a party to an Employment Agreement with Jamie Tseng, the Company’s Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009.  The Tseng Employment Agreement governed the employment of Mr. Tseng in the capacity of Executive Vice President of the Company until Mr. Tseng’s retirement effective January 15, 2010, and provided for a base salary of $140,000 per year, and provided that, in the event the Company terminated Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company would have been required to pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.  Mr. Tseng retired from his employment with the Company effective January 15, 2010, and in connection with Mr. Tseng’s retirement, the Company and Mr. Tseng entered into a Separation and Release Agreement pursuant to which Mr. Tseng provided a general release of all claims against the Company in exchange for the release by the Company of repurchase rights with respect to an aggregate of 61,572 shares of unvested restricted Company Common Stock held by Mr. Tseng, the acceleration of vesting with respect to options to purchase 40,800 shares of the Company’s Common Stock held by Mr. Tseng, the award of 20,000 shares of restricted Company Common Stock to Mr. Tseng, a lump sum payment of $50,000 to Mr. Tseng, and the continued payment by the Company of the Beijing office lease through February 2010 that was used by Mr. Tseng.

See Note 10 - Subsequent Events regarding the Oyo Field transaction in April, 2010, which resulted in a change in control of the Company and began a related party relationship with the new majority owner and additional parties. Refer to Form 8-K, filed with the SEC on April 13, 2010, and Item 13 of Form 10-K/A for the year ended December 31, 2009, filed with the SEC on April 30, 2010,  for information regarding transactions involving the Company and CAMAC Energy Holdings Limited and  its affiliates (“CAMAC”). These related party agreements include the Technical Services Agreement, the Right of First Refusal Agreement, the Oyo Field Agreement, and the Registration Rights Agreement.

NOTE 7. REGISTERED DIRECT OFFERINGS OF SECURITIES

On February 16, 2010, the Company consummated the offer and sale (the “February 2010 Offering”) of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers (1) warrants to purchase up to an additional  2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), exercisable commencing 6 months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares were sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the February 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the February 2010 Offering ($1,200,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the February 2010 Offering (150,000 shares of Common Stock), plus any shares underlying the Warrants.  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

On March 5, 2010, the Company consummated the offer and sale (the “March 2010 Offering”) of 4,146,922 shares (the “March 2010 Offering Shares”) of its Common Stock, par value $0.001 per share, for an aggregate purchase price of $17.5 million, or $4.22 per share (the "March 2010 Offering Purchase Price"), pursuant to a Securities Purchase Agreement, dated March 2, 2010, among the Company and certain purchasers signatory thereto (the “March 2010 Offering Purchasers”).  In addition, the Company issued to the March 2010 Offering Purchasers (1) warrants to purchase up to an additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), immediately exercisable following the closing for a period of 42 months (the “Series C Warrants”); and (2) warrants to purchase up to an  additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.12 per share (subject to customary adjustments), exercisable immediately at the closing until December 5, 2010 (the “Series D Warrants”, together with the Series C Warrants, the “March 2010 Offering Warrants”).  If all the March 2010 Offering Warrants are exercised, the Company would receive additional gross proceeds of approximately $14.3 million. The March 2010 Offering Shares and the March 2010 Offering Warrant Shares were sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on March 3, 2010 and delivered to the March 2010 Offering Purchasers.

Rodman served as the Company’s exclusive placement agent in connection with the March 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the March 2010 Offering ($1,050,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the March 2010 Offering (124,408 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the March 2010 Offering ($5.275 per share).  In addition, subject to compliance with FINRA Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the above two offerings have been used by the Company for working capital and to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which began production in December 2009.  See Note 10 – Subsequent Events.

NOTE 8. FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The March 31, 2010, balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $316,538.  The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).  Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At March 31, 2010, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short- and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

NOTE 9. LITIGATION AND CONTINGENCIES

At March 31, 2010, the Company was not aware of any litigation, actual or potential, which could have a material effect on its financial position.

NOTE 10.  SUBSEQUENT EVENTS

Oyo Field Production Sharing Contract Interest

On April 7, 2010, the Company consummated the acquisition of all of the interests held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (“CAMAC”) in a Production Sharing Contract (the “PSC”) with respect to an oilfield asset known as the Oyo Field located offshore Nigeria (the “Contract Rights”).  The Oyo Field was under development through 2009, and oil production commenced in December 2009.  As consideration for the Contract Rights, the Company paid CEHL $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”).  In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock are exercised following the closing, then the Company is obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL to maintain CEHL’s approximately 62.74% interest in the Company.  As additional Cash Consideration, the Company agreed to pay CEHL $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date.  In connection with the closing on April 7, 2010, the Company, CAMAC and certain of their respective affiliates entered into a number of ancillary documents to consummate the transaction.

As a result of this transaction, a change in control of the Company has occurred and CAMAC is now a related party.   As a result of its controlling interest in the Company, CAMAC will have the ability to approve any matter submitted to the Company’s stockholders where a simple majority vote is required to obtain stockholder approval, whether such action is sought through a special or annual meeting or through written consent.  Additionally, CAMAC currently owns and controls enough shares to elect the Company’s directors at annual meetings.

Upon closing of the transaction, the Company changed its name to CAMAC Energy Inc., but continues as a publicly-traded entity, separate from CAMAC.

On April 7, 2010, the Company and CAMAC entered into a Registration Rights Agreement, pursuant to which the Company shall prepare and file with the SEC a registration statement on Form S-3 covering the resale of the Consideration Shares, in addition to providing unlimited “piggyback” registration rights to CAMAC with respect to the Consideration Shares, in each case, subject to certain limitations and conditions.  If any Consideration Shares are not covered by a registration statement within 18 months following the closing date, then the Company shall pay liquidated damages to CAMAC.

The pro forma effects on the balance sheet of the Company’s acquisition of CAMAC’s interests in the PSC with respect to the Oyo Field as if the transaction had occurred on March 31, 2010 are as follows, using the valuation recorded at the actual closing date of April 7, 2010.  The Company does not represent that the effects shown are the same as would have resulted had the transaction actually occurred on March 31, 2010.  The transaction has been accounted for as an acquisition of an asset and does not represent the acquisition of a business.

Condensed  Consolidated Balance Sheet as of  March 31, 2010
CAMAC Energy Inc. and Subsidiaries
(000)

	As originally reported	Effect of acquisition		Pro forma

Current assets	$38,763	$	(8,597)	$30,166
Non-current assets	1,341		395,316	396,657
Total assets	$40,104		$386,719	$426,823

Current liabilities	$1,033		$14,536	$15,569
Equity
Common stock and paid-in capital	63,242		372,183	435,425
All other stockholders’ deficit	(23,706)		-	(23,706)
Total stockholders’ equity	39,536		372,183	411,719
Noncontrolling interests deficit	(465)		-	(465)
Total liabilities and equity	$40,104		$386,719	$426,823

Rights Offerings of Sino Gas & Energy Holdings Limited

As disclosed in Note 6 - Related Party Transactions, the Company in 2009 acquired a noncontrolling interest in Sino Gas & Energy Holdings Limited (SGE), which is accounted for as an investment carried at fair value based on the public market price. In April and May 2010, SGE offered to sell additional common equity through a rights offering that was terminated in May 2010 due to a decline in volume weighted average market price of SGE's shares to below the price per share in the offering. SGE has announced a new rights offering that will be priced at a lower price per share than the original offering. As of March 31, 2010 our financial statements reported the unrealized loss on SGE shares as a temporary impairment based on conditions existing at that date. The Company will monitor future developments in SGE as they may affect the accounting for this investment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

The Company is a development stage company formed to develop new energy ventures, directly and through joint ventures and other partnerships in which it may participate.

Members of the Company’s senior management team have experience in the fields of international business development, finance, petroleum engineering, geology, field development and production, and operations. Several members of the Company’s management team have held management and executive positions with international energy companies and have managed energy projects in China, elsewhere in Asia and in other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering and government relations in China’s energy sector.

The Company was originally incorporated in Delaware on December 12, 1979 as Gemini Marketing Associates Inc., subsequently changed its name to Pacific East Advisors, Inc., and on May 7, 2007 consummated a reverse merger involving IMPCO and ADS (the “Mergers”), in connection with which the Company changed its name to Pacific Asia Petroleum, Inc.  Under applicable accounting standards, IMPCO was defined as the acquiring company in the Mergers.  The Company’s name was changed to CAMAC Energy Inc. effective April 7, 2010.

On April 7, 2010, the Company closed its previously announced acquisition of all of the interests held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (“CAMAC”) in a Production Sharing Contract with respect to an oilfield asset known as the Oyo Field.  This major milestone is anticipated to lead to the recognition of significant revenue and cash flow from operations for the first time in the history of the Company.  The Production Sharing Contract governing the Oyo Field is by and among Allied Energy Plc (formerly, Allied Energy Resources Nigeria Limited, and an affiliate of CEHL), CAMAC International (Nigeria) Limited (an affiliate of CEHL), and Nigerian Agip Exploration Limited.   The pro forma effect of this acquisition on the Company's balance sheet is set forth in Note 10 - Subsequent Events of the Company's Condensed Consolidated Financial Statements (unaudited) as of March 31, 2010 included in this Report.  The Company expects to include initial results from the Oyo Field operations in its Condensed Consolidated Financial Statements (unaudited) to be reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

The reportable results of operations for the Company through the date of the Mergers of May 7, 2007 are comprised only of the historical results of the former IMPCO. Therefore, for purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The cumulative net losses of the Company from inception through March 31, 2010 attributable to common stockholders are $23,632,019.  Our losses have resulted primarily from general and administrative expenditures associated with developing a new enterprise, consulting, legal and accounting expenses, EORP operations and exploration activities on our Zijinshan block.

OYO FIELD PRODUCTION SHARING CONTRACT INTEREST

On November 18, 2009, the Company entered into the Purchase and Sale Agreement with CAMAC Energy Holdings Limited and certain of its affiliates (“CAMAC”) pursuant to which the Company agreed to acquire all of CAMAC’s interest in production sharing contract rights with respect to the oilfield asset known as the Oyo Field (the “Contract Rights”) and agreed to the related transactions contemplated thereby, including the election of directors of the Company.

As consideration for the Contract Rights, on April 7, 2010 the Company paid CAMAC Energy Holdings Limited (“CEHL“) $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL  89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”).  In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock are exercised following the closing, then the Company is obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL to maintain CEHL’s approximately 62.74% interest in the Company.  As additional Cash Consideration, the Company agreed to pay CEHL $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date.

The Company raised $37.5 million in two registered direct offerings (described below), $32 million of which proceeds were used by the Company to satisfy the cash purchase price requirement under the Purchase and Sale Agreement, as amended.

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

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block, including spending approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and interpreted by the Company.  Based on the seismic interpretation, four potential well locations have been identified. A regional environmental impact assessment study (“EIA”) was also completed by the Company.  Following completion of a site specific EIA study, the Company spudded well ZJS-01. This well was targeted at the 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation. The well reached total depth in mid-November 2009.   Based on the results of this well, the Company plans to drill two additional exploratory wells in the Zijinshan Block as part of the 2010 approved work program at a total cost for the work program of approximately $4 million, subject to availability of funding.  Drilling on the first of these additional exploratory wells is expected to commence during the quarter ending June 30, 2010.

HANDAN GAS DISTRIBUTION VENTURE INTEREST

On July 7, 2009 the Company announced that its China affiliate, Inner Mongolia Sunrise Petroleum Co. Ltd., had entered into a Letter of Intent with Handan Hua Ying Company Limited (“Handan”), relating to the acquisition of a 49% ownership interest in the Handan Chang Yuan Natural Gas Company, Ltd. (“HGC”) held by Handan.  HGC owns and operates gas distribution assets in and around Handan City in the Hebei Province of the People’s Republic of China.  Pursuant to the Letter of Intent, the Company will continue with its final legal and financial due diligence with a goal of entering into a final sale and purchase agreement, and will also enter into negotiations with HGC with the intent of creating a joint venture to operate and manage the HGC business.  The Letter of Intent supplements the Letter of Intent entered into by the Company in November 2008 covering the same gas distribution assets.  The Company is continuing its assessment of this possible acquisition and related joint venture.

ENHANCED OIL RECOVERY AND PRODUCTION (EORP)

In May and June 2009, the Company and its wholly-owned Hong Kong subsidiary, PAPE, entered into certain agreements  with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties in September 2009  formed a Chinese joint venture company, Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”).  Dong Fang is 75.5% owned by PAPE and 24.5% owned by LXD, and LXD agreed to assign certain pending patent rights related to chemical enhanced oil recovery thereto. To date, LXD and HCK have each been paid $250,000 as required under the respective agreements.  HCK has also received a 30% ownership interest in PAPE, with the Company retaining 70% ownership. In addition, the Company has issued to HCK 100,000 shares of Common Stock of the Company and unvested options to purchase up to 400,000 additional shares of Common Stock of the Company at an exercise price of $4.62 per share. The Company has agreed to issue 300,000 more shares of Company Common Stock to HCK upon the signing of certain contracts by Dong Fang with respect to the Fulaerjiqu oilfield.  The options’ vesting is contingent upon the achievement of certain milestones related to the entry by Dong Fang into certain EORP-related development contracts pertaining to oilfield projects in the Fulaerjiqu Oilfield. These contracts are anticipated to each provide to Dong Fang a significant percentage of the oil produced and/or fixed fees per ton for the incremental production achieved.  In addition, LXD has been engaged as a consultant by Dong Fang to provide research and development services, training, and assistance in promoting certain other opportunities developed by him that target the application of the technology embodied in the patent rights, including assistance with entering into a contract with respect to the Liaohe Oilfield (the “Liaohe Contract”), and helping to develop projects in both the Shandong Province and the Xinjiang autonomous region of The People’s Republic of China for the provision and application of technology and chemicals developed by LXD.

In 2009, the Company agreed  to loan up to $5 million to PAPE, which may then invest up to RMB 30,000,000 (approximately $ 4.4 million) into Dong Fang, including a requirement to invest RMB 22,650,000 as PAPE’s share of the registered capital of  Dong Fang when and to the extent required under applicable law, to be used by Dong Fang  to carry out work projects, fund operations, and to make aggregate payments of up to $1.5 million in cash to LXD and HCK, which includes amounts already paid to date. The payments to LXD and HCK are subject to the achievement of certain milestones, which include the formation of Dong Fang, the transfer of the patent rights to Dong Fang, the signing of the contracts with respect to the Fularjiqu Oilfield and the Liaohe Contract by Dong Fang, and  certain production-based milestones resulting from the implementation of these contracts.  The loans from the Company to PAPE are to be repaid from funds distributed to PAPE by way of dividends or other appropriate payments from  Dong Fang.

In late 2009, the Company  commenced  limited EORP operations in the Liaoning Province through the treatment of three pilot test wells in the Liaohe Oilfield utilizing the chemical treatment technology acquired by Dong Fang.   In early 2010, two pilot test wells were treated in the Tahe oilfield in the Xinjiang Province.  Results of these efforts, which resulted in incremental production, are still being evaluated by the Company.  Dong Fang has realized minimal revenues to date from these EORP activities as they continue in the test phase.

Dong Fang continues to generate revenues from the sale of raw chemicals to Tongsheng, a related party owned by the family of LXD, for the blending and sale of finished chemicals to third parties.

REGISTERED DIRECT OFFERINGS OF SECURITIES

On February 16, 2010, the Company consummated the offer and sale (the “February 2010 Offering”) of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers (1) warrants to purchase up to an additional  2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), exercisable commencing 6 months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional  2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares are to be sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the February 2010 Offering.  As consideration for its services as placement agent, Rodman  received  a cash fee equal to 6.0% of the gross proceeds of the offering ($1,200,000), as well as a  five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the offering (150,000 shares of Common Stock), plus any shares underlying the Warrants.  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

On March 5, 2010, the Company consummated the offer and sale (the “March 2010 Offering”) of 4,146,922 shares (the “March 2010 Offering Shares”) of its Common Stock, for an aggregate purchase price of $17.5 million, or $4.22 per share (the "March 2010 Offering Purchase Price"), pursuant to a Securities Purchase Agreement, dated March 2, 2010, among the Company and certain purchasers signatory thereto (the “March 2010 Offering Purchasers”).  In addition, the Company issued to the March 2010 Offering Purchasers (1) warrants to purchase up to an additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 (subject to customary adjustments), immediately exercisable following the closing for a period of 42 months (the “Series C Warrants”); and (2) warrants to purchase up to an  additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.12 per share (subject to customary adjustments), exercisable immediately at the closing until December 5, 2010 (the “Series D Warrants”,  together with the Series C Warrants, the “March 2010 Offering Warrants”).  If all the March 2010 Offering Warrants are exercised, the Company would receive additional gross proceeds of approximately $14.3 million. The March 2010 Offering Shares and the March 2010 Offering Warrant Shares were sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on March 3, 2010 and delivered to the March 2010 Offering Purchasers.

Rodman served as the Company’s exclusive placement agent in connection with the March 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the March 2010 Offering ($1,050,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the March 2010 Offering (124,408 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the March 2010 Offering ($5.275 per share).  In addition, subject to compliance with FINRA Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the above two offerings are planned to be used by the Company for working capital purposes, and to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which began production in December 2009.

FUNDING

To date, although the Company has generated minimal operating revenue, it has raised approximately $59.1 million, gross, in equity financings to fund its ongoing working capital requirements, as well as actual and possible acquisition and development activities. In order to fully implement its business strategy, it is possible that the Company will need to raise additional capital.  In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to significantly revise its business plan.

In the second quarter of 2010, the Company expects to realize positive cash flow from its economic interest in the Production Sharing Contract (“PSC”) with respect to the Oyo Field in Nigeria, acquired from CAMAC in April 2010.  The amount of such cash will be affected by our share of net production volumes and the price per barrel realized on sale of the production.  This is anticipated to provide a source of cash other than cash from the issuance and sale of the Company’s equity.

You should read the information in this Item 2 together with our unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending March 31, 2011 (the “Next Year”).  The April 2010 acquisition of CAMAC’s economic interest in the PSC with respect to the Oyo Field in Nigeria may or may not result in future participation of the Company in funding of additional development in this field, depending on the Company’s assessment of the expected economic returns and availability of funds.  However, the Company is not contractually obligated to provide a portion of that funding.  During the Next Year, the Company plans to continue operations in its 100% owned and operated Zijinshan Block. These operations are expected to include the drilling of two or more additional wells in 2010, as well as undertaking appropriate laboratory testing and other activities.

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

In addition to these opportunities, the Company is continuing to seek to identify other opportunities in the global energy sector that will enhance its production and cash flow, particularly with respect to oil and gas exploration, development, production, refining and distribution. Since we have been a development stage company, we have been limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

The Company has assembled a management team with experience in the fields of international business development, petroleum and geologic engineering, geology, petroleum field development and production, petroleum operations, government relations and finance. Members of the Company’s management team previously held positions in similar oil and gas development, and screening roles with international energy companies and will seek to utilize their contacts in Asia to provide us with access to a variety of energy projects. Among the strategies that we plan to use are:

●	Focusing on projects that play to the expertise of our management team;
●	Leveraging our productive asset base and capabilities to develop value;
●	Actively managing our assets and ongoing operations while attempting to limit capital exposure;
●	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations; and
●	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns

Product Research and Development

The Company has to date not engaged in any product research or development, however, it does anticipate that Dong Fang will engage in research and development related to its new EORP technology during the Next Year.

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its currently committed operations for the Next Year.  The discussion below considers the Company’s ability to fund its operations and overhead expenses.

As of March 31, 2010, the Company had net working capital of $37,729,706 , which included cash, cash equivalents and short-term investments of $38,195,246 (however, $32,000,000 of this amount was utilized in the April 2010 purchase of an economic interest in the PSC with respect to the Oyo Field in Nigeria). For the three months ended March 31, 2010, the Company incurred a net loss attributable to common stockholders of $3,174,577. As a result of our operating losses from our inception through March 31, 2010, we generated a cash flow deficit of $15,531,392 from operating activities. Cash flows used in investing activities were $1,618,151 during the period from inception through March 31, 2010.  We met our cash requirements during this period through net proceeds of $54,871,104 from sales of equity securities through private placements and registered direct offerings.

Net cash used in operating activities for the first three months of 2010 was $2,327,390 compared to $947,070 for the first three months of 2009.  The increase in 2010 versus 2009 was due to comparative increases in cash payments associated with current liabilities, as total current liabilities decreased significantly on a comparative basis.

Net cash provided by investing activities was $1,318,834 for the first three months of 2010, as compared to net cash used of $230,071 for the first three months of 2009.  The net change of $1,548,905 was principally due to $1,507,948 in net sales of available for sale short-term securities in the first three months of 2010 versus net purchases of $180,000 of such securities in the first three months of 2009.   Net cash provided by financing activities in the first three months of 2010 was $35,353,076 versus zero in the first three months of 2009.   The increase was due principally to two registered direct offerings of equity securities in 2010.

Our working capital requirements will depend upon numerous factors, including possible capital demands related to the Oyo Field, progress of our exploration and development programs, progress of our EORP efforts, market developments and the status of our competitors. Our available working capital and continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, strategic alliances, and cash provided by future operations of our newly acquired economic interest in the PSC with respect to the Oyo Field. Such additional funds may not always become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through March 31, 2010 virtually all of our financing has been raised through private placements and registered direct offerings of equity instruments.  The Company at March 31, 2010 had no credit lines for financing and no short-term or long-term debt.

We intend to continue to fund operations from cash on hand, cash provided by our economic interest in the PSC with respect to the Oyo Field and through the above other previously described sources of capital for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe that, excluding the Oyo Field PSC economic interest, we will continue to incur net losses and negative cash flows from operating activities for the next 1-2 years. Based on the resources available to us on March 31, 2010 after deducting  the cash used in the purchase of the Oyo Field PSC economic interest but without considering future cash generated from that asset, we can sustain operations at the present “burn rate” for approximately one year. The extent to which we will need additional equity or debt financing to expand our operations in the future will depend upon the rate of spending in our development plans and the amount of cash provided from our share of sales of oil production from the Oyo Field. While we have recently been successful in raising capital in the equity markets, our ability to obtain debt financing is relatively untested as we have not yet attempted to utilize long-term debt as a source of funds for our development projects.

By adjusting our operations and rate of development to available cash resources, we believe we can have sufficient cash resources to meet projected cash flow deficits for operations other than the Oyo Field. However, if during the Next Year or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

To the extent the Company acquires additional CBM and other energy related investments and rights, consistent with its business plan, the Company may also need to raise additional funds for such projects.

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

As a result of limited capital resources and minimal revenues from operations from the date of  inception on August 25, 2005,  the Company has relied on the issuance of equity securities as a significant means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with non-employees if it is in the best interest of the Company and in accordance with applicable federal and state securities laws. In order to conserve its operating capital resources, the Company anticipates continuing to compensate employees and non-employees partially with equity compensation for services during the Next Year.  This policy may have a material effect on the Company’s results of operations during the Next Year.

Revenues

We have generated $143,461 in revenues from operations since inception on August 25, 2005.  Revenues commenced in the three months ended September 30, 2009.  We expect to generate additional revenues from operations in China and Nigeria in the remainder of 2010, as the Company transitions from a development stage company to an active growth stage company as a result acquiring the economic interest in the PSC with respect to the Oyo Field in April 2010, and continues to grow existing interests and pursue new opportunities in China.

Costs and Operating Expenses

	Three months ended
	March 31,
	2010	2009
Description
Salaries and cash bonus	$697,848	$545,667
Consulting and PSC management fees	402,483	404,557
Stock-based compensation	1,323,747	354,645
Exploratory	21,341	1,157,465
Legal fees	56,010	62,045
Travel, meals and entertainment	67,918	57,846
Payroll taxes	81,818	51,350
Rent	57,840	42,085
Auditing	101,495	87,391
Depreciation	49,177	26,157
All other	535,476	149,817
Total Costs and Operating Expenses	$3,395,153	$2,939,025

For the three months ended March 31, 2010, total costs and operating expenses before income taxes were $3,395,153.  For the three months ended March 31, 2009, the comparable amount was $2,939,025.  The major components of the differences are as follows:

●	Salaries and cash bonus: The increase of $152,181 ($697,848 versus $545,667) resulted from an increase in the number of employees and increased compensation associated with activity in China.

●
Consulting and PSC management fees:  The decrease of $2,074 ($402,483 versus $404,557) was due to an increase of $174,889  in consulting fees payable as vested equity compensation and  a decrease of $176,963  in cash consulting fees. The increase in consulting payable as equity was related  to public relations work and  EORP activities.   The decrease in cash consulting of $176,963 was principally due to decreased  management  consulting fees relative to Zijinshan  and other operations in China.

●
Stock-based compensation:  The increase of $969,102 ($1,323,747 versus $354,645) reflects a larger number and value of restricted stock and stock option awards subject to amortization in 2010 versus 2009.  The 2010 amount includes $376,775 as a result of accelerating the vesting dates of certain awards previously granted to the Company’s former Executive Vice President, who retired effective January 15, 2010.

●	Exploratory: The decrease of $1,136,124 ($21,341 versus $1,157,465) reflects decreased seismic and drilling activity for Zijinshan in 2010.

●	Legal fees: The decrease of $6,035 ($56,010 versus $62,045) was not significant.

●
Travel, meals, and entertainment:  The increase of $10,072 ($67,918 versus $57,846) was principally due to the increase in travel in connection with the acquisition of the economic interest in the PSC with respect to the Oyo Field.

●	Payroll taxes: The increase of $30,468 ($81,818 versus $51,350) was principally due to an increase in compensation paid to U.S. employees.

●	Rent: The increase of $15,755 ($57,840 versus $42,085) was principally due to increased expense in China.

●	Auditing: The increase of $14,104 ($101,495 versus $87,391) was due to increased auditor involvement from expanded operations.

●	Depreciation: The increase of $23,020 ($49,177 versus $26,157) was due to increased depreciable gross assets.

●
All other: The increase of $385,659 ($535,476 versus $149,817) was principally due to NYSE Amex listing fees,  EORP operations that have not yet generated significant revenues, and increased investor relations activity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2009 Annual Report on Form 10-K, as amended, for a table summarizing the Company’s significant contractual obligations as of December 31, 2009.

Recently Issued Accounting Standards Not Yet Adopted

As of March 31, 2010 there were no new accounting standards not yet adopted that were expected to have a material effect on the Company in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the three months ended March 31, 2010, is not materially different from that provided in Part II, Item 7A of the Company’s 2009 Annual Report on Form 10-K, as amended.

At March 31, 2010, the Company’s exposure to a decrease in income on its short-term investments if interest rates decline was not materially different as compared to December 31, 2009.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Frank C. Ingriselli, our Chief Executive Officer, and Mr. Stephen F. Groth, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Mr. Ingriselli and Mr. Groth concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and related discussion in Part I, "Item 1A. Risk Factors" in our 2009 Annual Report, as amended.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales to United States Persons

Pursuant to a Letter of Understanding dated May 13, 2009 with Mr. Li Xiandong and Mr. Ho Chi Kong, the Company was obligated to issue 100,000 shares of Common Stock of the Company to Mr. Ho Chi Kong upon achievement of a specified milestone involving transfer of patent rights for EORP technology in China.  The shares were issued on January 15, 2010 to Ho Wing Lam, a U.S. resident designated by Mr. Ho Chi Kong, at a price of $4.62 per share, the deemed fair market value per share at the milestone date of November 27, 2009.

No underwriters were involved in the transaction described above.  All of the securities issued in the foregoing transaction were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  The Company did not engage in any form of general solicitation or general advertising in connection with the transaction.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Unregistered Sales to Non-United States Persons

On July 30, 2009, the Company entered into an amended Advisor Agreement with Somerley Limited (“Somerley”), amending the original Advisor Agreement dated August 4, 2008.  Under the amended Advisor Agreement, the Company was obligated to issue to Somerley shares of Common Stock of the Company as partial compensation upon the achievement of certain milestones set forth in that agreement.  The Company issued 19,500 shares of Common Stock of the Company to Somerley on January 15, 2010, with a deemed fair market value of $4.35 per share, in satisfaction of the achievement of certain milestones at that date per the agreement.

No underwriters were involved in the transaction described above.  All of the securities issued in the transaction were issued by us in reliance upon the exemption from registration under Regulation S of the Securities Act, in that the transactions involved the issuance and sale of our securities outside the United States in offshore transactions that did not involve directed selling efforts within the United States.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Refer to Item 3.02 of Form 8-K filed with the SEC on April 13, 2010 regarding issuance of 89,467,120 unregistered shares of Common Stock on April 7, 2010 in connection with acquisition of an economic interest in the PSC with respect to the Oyo Field and representations of the Company with regard to the issuance of such shares.

Stock Repurchases

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this Report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

CAMAC ENERGY INC.

Dated: May 14, 2010	By:	/s/ Frank C. Ingriselli
Frank Ingriselli
President and Chief Executive Officer