Form 10-Q
period 2010-06-30
CAMAC Energy Inc.
filed 2010-08-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 001-34525

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2010, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	143,234,620

CAMAC Energy Inc.
 (Formerly Pacific Asia Petroleum, Inc.)
Form 10-Q

i

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the  statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.) and its subsidiaries and joint-ventures, (i) Pacific Asia Petroleum, Limited, (ii) Inner Mongolia Production Company (HK) Limited, (iii) Pacific Asia Petroleum (HK) Limited, (iv) Inner Mongolia Sunrise Petroleum Co. Ltd., (v)  Pacific Asia Petroleum Energy Limited, (vi) Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited, and  (vii) CAMAC Petroleum Limited (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Limited operating history, operating revenue or earnings history.
●	Dependence on key personnel, technical services and contractor support.
●	Fluctuation in quarterly operating results.
●	Possible significant influence over corporate affairs by significant stockholders.
●	Our ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
●	Our ability to raise capital to fund our operations on terms and conditions acceptable to the Company.
●	Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
●	Competition from large petroleum and other energy interests.
●	Changes in laws and regulations that affect our operations and the energy industry in general.
●	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
●	Expropriation and other risks associated with foreign operations.
●	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
●	The lack of availability of oil and gas field goods and services.
●	Environmental risks and changing economic conditions.

ii

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” ” Company,” and “our Company” refer to CAMAC Energy Inc. (“CEI”), formerly Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Limited (“PAPL”), Pacific Asia Petroleum Energy Limited (“PAPE”), Inner Mongolia Production Company  (HK) Limited (“IMPCO HK”), Pacific Asia Petroleum (HK) Limited (“PAP HK”), Inner Mongolia Sunrise Petroleum  Co. Ltd.(“IMPCO Sunrise”), Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited  (”Dong Fang”), and CAMAC Petroleum Limited (“CPL”) and collectively, the “Company”. References to "CEI" as a corporate entity refer to CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.) prior to the mergers of Inner Mongolia Production Company LLC ("IMPCO") and Advanced Drilling Services, LLC ("ADS") into wholly-owned subsidiaries of CAMAC Energy Inc.  However, historical financial results presented herein are those of IMPCO from inception on August 25, 2005 to May 6, 2007, and the consolidated entity CAMAC Energy Inc. from May 7, 2007 forward, which is considered to be the continuation of IMPCO as CAMAC Energy Inc. for accounting purposes.

iii

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
(In thousands, except par value and share data)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,923	$3,602
Short-term investments	254	1,736
Accounts receivable	129	69
Income taxes receivable	22	-
Prepaid expenses	771	427
Inventories	1,224	73
Deposits and advances	23	40
Total current assets	24,346	5,947

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation, depletion and amortization:
June 30, 2010 - $359; December 31, 2009 - $182)	394,933	451
Investment in long-term certificate of deposit	-	25
Long-term advances	33	33
Investment in nonsubsidiary - at fair value	98	479
Deferred charges	45	501

Total Assets	$419,455	$7,436

Liabilities and Equity
Current liabilities
Accounts payable	$189	$172
Loans payable	6,840	-
Income taxes payable	82	13
Accrued contracting and development fees	1,235	920
Accrued personnel expenses	301	368
Accrued liability for contingent acquisition cost	890	-
Accrued and other liabilities	307	564
Total current liabilities	9,844	2,037

Equity
Stockholders' equity - CAMAC Energy Inc. and Subsidiaries
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
143,075,443 at June 30, 2010; 43,037,596 at December 31, 2009	143	43
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 at June 30, 2010 and December 31, 2009
Outstanding - none as of June 30, 2010 and December 31, 2009	-	-
Paid-in capital	437,124	26,035
Accumulated deficit	(26,803)	(20,457)
Other comprehensive income (loss)	(294)	91
Total stockholders' equity - CAMAC Energy Inc. and Subsidiaries	410,170	5,712
Noncontrolling interests deficit	(559)	(313)
Total equity	409,611	5,399

Total Liabilities and Equity	$419,455	$7,436

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum Inc. and Subsidiaries)
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per common share data)	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Revenues
Crude oil and products (See Note 7)	$12,409	$-	$12,339	$-
Services	11	-	4	-
Total revenues	12,420	-	12,343	-

Costs and Operating Expenses
Crude oil and products cost of sales (See Note 7)	12,078	-	12,020	-
Other operating costs and expenses	1,188	887	615	233
Selling, general and administrative expenses	5,431	2,758	2,738	1,657
Exploratory expenses	49	1,386	27	229
Depreciation, depletion and amortization	175	57	126	31
Total costs and operating expenses	18,921	5,088	15,526	2,150

Operating loss	(6,501)	(5,088)	(3,183)	(2,150)

Other Income (Expense)
Interest income	6	26	2	5
Total other income	6	26	2	5

Net loss before income taxes and
noncontrolling interests	(6,495)	(5,062)	(3,181)	(2,145)
Income tax expense	(96)	(23)	(88)	(16)

Net loss	(6,591)	(5,085)	(3,269)	(2,161)
Less: Net loss - noncontrolling interests	245	4	97	2

Net Loss - CAMAC Energy Inc.
and Subsidiaries	$(6,346)	$(5,081)	$(3,172)	$(2,159)

Net loss per common share - CAMAC
Energy Inc. common stockholders -
basic and diluted	$(0.07)	$(0.12)	$(0.02)	$(0.05)

Weighted average number of common
shares outstanding, basic and diluted	91,548	41,095	135,760	41,803

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum Inc. and Subsidiaries)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(In thousands)	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Net loss	$(6,591)	$(5,085)	$(3,269)	$(2,161)
Other comprehensive income (loss) -
pre-tax and net of tax:
Currency translation adjustment	(9)	(4)	(2)	(3)
Unrealized gain (loss) on investments
in securities	(380)	-	(218)	-
Total other comprehensive income (loss)	(389)	(4)	(220)	(3)

Comprehensive income (loss)	(6,980)	(5,089)	(3,489)	(2,164)
Less: Comprehensive (income) loss -
Noncontrolling interest share:
Net loss plus pre-tax and net of
tax other comprehensive (income) loss	249	4	97	2

Comprehensive income (loss) -
CAMAC Energy Inc. and
Subsidiaries	$(6,731)	$(5,085)	$(3,392)	$(2,162)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
Condensed Consolidated Statement of Equity (Deficiency)
Six months ended June 30, 2010
(Unaudited)

(In thousands except par value)	CAMAC Energy Inc. Stockholders
	No. of
	Common
	Shares				Other		Total
	$.001 par	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
	value	Stock	Capital	Deficit	Income (Loss)	Interests	(Deficiency)
Balance - December 31, 2009	43,038	$43	$26,035	$(20,457)	$91	$(313)	$5,399
Issued on exercise of warrants and options	1,056	2	606	-	-	-	608
Vesting of restricted stock	247	-	-	-	-	-	-
Issued for cash, net of issuance costs	9,147	9	35,119	-	-	-	35,128
Compensation cost of stock options and restricted stock	-	-	2,723	-	-	-	2,723
Issued for services	120	-	547	-	-	-	547
Adjustments to noncontrolling interests in subsidiary equity	-	-	-	-	-	3	3
Issued for assets in Nigeria	89,467	89	372,094	-	-	-	372,183
Currency translation	-	-	-	-	(5)	(4)	(9)
Unrealized gain (loss) on investments in securities	-	-	-	-	(380)	-	(380)
Net loss	-	-	-	(6,346)	-	(245)	(6,591)
Balance - June 30, 2010	143,075	$143	$437,124	$(26,803)	$(294)	$(559)	$409,611

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)

(In thousands)	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net loss - CAMAC Energy Inc. and Subsidiaries	$(6,346)	$(5,081)

Adjustments to reconcile net loss to cash
used in operating activities:
Currency transaction (gain) loss	(5)	1
Stock-related compensation	2,988	1,196
Noncontrolling interest in net loss	(245)	(4)
Depreciation, depletion and amortization	175	57
Changes in current assets and current
liabilities:
Decrease in receivables	13,819	-
Decrease in advances	1	-
Decrease in deposits	5	14
(Increase) in prepaid expenses	(393)	(117)
Decrease in inventory	5,512	-
Increase in accounts payable	17	63
Increase (decrease) in income tax and accrued liabilities	(2,292)	299
Net cash provided by (used in) operating activities	13,236	(3,572)

Cash flows from investing activities
Net sales of available for sale securities	1,506	540
Refunds on prospective property acquisitions	-	1,150
Increase in deferred charges	(36)	(1)
Additions to property, plant and equipment	(32,120)	(67)
Net cash provided by (used in) investing activities	(30,650)	1,622

Cash flows from financing activities
Warrants and options exercised for cash	608	-
Issuance of common stock net of issuance costs	35,128	-
Net cash provided by financing activities	35,736	-

Effect of exchange rate changes on cash	(1)	(6)

Net increase (decrease) in cash and cash equivalents	18,321	(1,956)
Cash and cash equivalents at beginning of period	3,602	10,516
Cash and cash equivalents at end of period	$21,923	$8,560

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$11	$12

Supplemental schedule of non-cash investing and financing activities
Common stock issued for services and fees	$547	$747
Common stock issued for stock of nonsubsidiary	$-	$553
Issuance costs paid as warrants issued	$457	$-
Common stock issued for net assets acquired in acquisition	$372,183	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS; DISCONTINUANCE OF DEVELOPMENT STAGE COMPANY REPORTING BASIS

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

For the period from inception of the Company through March 31, 2010, the Company’s financial statements were prepared on the basis for a development stage company.  In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets and therefore is no longer reporting as a development stage company.    Prior year data has been presented to conform to the current year reporting basis. In addition, certain amounts for cumulative effects from inception of the Company and other disclosures required for a development stage company in the financial statements are no longer included.  The Company has also commenced reporting current and prior year amounts on the face of the financial statements in thousands, except where otherwise indicated.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K, as amended, in which the financial statements were prepared on a development stage company basis.  The results for the three-month period ended June 30, 2010 are not necessarily indicative of future results.

NOTE 2.  BUSINESS; YEAR 2007 MERGER AND RECAPITALIZATION; LIQUIDITY

Refer to Notes 1 and 2 to the consolidated financial statements in our year 2009 Form 10-K, as amended, for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

While the Company has commenced the generation of significant revenues from new interests in Nigeria (see Note 6), it expects to continue incurring significant expenses over the next year or more in its China operations which are still in the development stage.  The Company may still require significant additional financing in excess of its June 30, 2010 available cash, cash equivalents and short-term investments in order to achieve its business plan.  It is not certain that this financing will be fully obtainable on terms and conditions acceptable to the Company.  The acquisition of the Nigeria production sharing contract interest described in Note 6 is expected to positively affect the Company’s future liquidity.

NOTE 3.  BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company’s interim financial statements are prepared on a consolidated basis under U.S. Generally Accepted Accounting Principles.  Management uses estimates and assumptions in preparing these financial statements.   Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosures of contingencies, and reported revenues and expenses.  Actual results could vary from those estimates.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Refer to Note 4 to the consolidated financial statements in year 2009 Form 10-K, as amended, for a description of the Company’s significant accounting policies. Amendments to those existing accounting policies since December 31, 2009 are indicated below.

Inventories - Crude oil inventories are recorded at cost using the first-in, first-out (FIFO) method of accounting.

Currency Translation - The functional currency of the Company’s Nigeria interests is the U.S. dollar.

 NOTE 5.   ADOPTION OF UPDATES TO THE FASB ACCOUNTING STANDARDS CODIFICATION

In July 2009, The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”) or (“ASC”) which became the source of authoritative accounting principles effective with financial statements of interim and annual periods ending after September 15, 2009.  Sources of accounting principles referred to in this report refer to Topics, Subtopics and Sections of the Codification.

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

The update requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in the balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

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

ASU 2010-03 and ASU 2010-14
In January and April 2010, respectively, the FASB issued ASU 2010-03, Extractive Activities-Oil and Gas (Topic 932) and 2010-14, Accounting for Extractive Activities-Oil & Gas. The objective of these updates is to align the oil and gas accounting and reserve estimation and disclosure requirements of Extractive Activities-Oil  & Gas (Topic 932) with the requirements of the Securities and Exchange Commission’s (SEC) Release 33-8895, Modernization of Oil and Gas Reporting, which became effective for registration statements filed beginning January 1, 2010 and for annual reports for years ending on or after December 31, 2009. SEC Release 33-8895 was issued to provide investors with more meaningful information on which to base their evaluations of oil and gas companies, taking into account the significant technological advances that have occurred since the original SEC rules were issued some three decades ago. The Company is applying the requirements of Release 33-8895, though it has not yet reported information regarding reserves in its annual reports.

NOTE 6. ACQUISITION OF OYO FIELD PRODUCTION SHARING CONTRACT INTEREST

On April 7, 2010, the Company consummated the acquisition of all of the interests held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (collectively,“CAMAC”) in a Production Sharing Contract (the “PSC”) with respect to an oilfield asset known as the Oyo Field located offshore Nigeria (the “Contract Rights”).  The Oyo Field was under development through 2009, and oil production commenced in December 2009.  As consideration for the Contract Rights, the Company paid CEHL $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”).  In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock are exercised following the closing, then the Company is obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL to maintain CEHL’s approximately 62.74% interest in the Company.  As additional Cash Consideration, the Company agreed to pay CEHL $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date.  This amount was paid in July 2010. In connection with the closing on April 7, 2010, the Company, CAMAC and certain of their respective affiliates entered into a number of ancillary documents to consummate the transaction.

As a result of this transaction, a change in control of the Company has occurred and CAMAC is now a related party.   As a result of its controlling interest in the Company, CAMAC has the ability to approve any matter submitted to the Company’s stockholders where a simple majority vote is required to obtain stockholder approval, whether such action is sought through a special or annual meeting or through written consent.  Additionally, CAMAC currently owns and controls enough shares to elect the Company’s directors at annual meetings.

Upon closing of the transaction, the Company changed its name to CAMAC Energy Inc., but continues as a publicly-traded entity, separate from CAMAC.

On April 7, 2010, the Company and CAMAC entered into a Registration Rights Agreement, pursuant to which the Company was required to prepare and file with the SEC a registration statement on Form S-3 covering the resale of the Consideration Shares, in addition to providing unlimited “piggyback” registration rights to CAMAC with respect to the Consideration Shares, in each case, subject to certain limitations and conditions.  If any Consideration Shares were not covered by a registration statement within 18 months following the closing date, the Company would be required to pay liquidated damages to CAMAC.  As required, the Company filed a related Form S-3 with the SEC on May 21, 2010, which became effective on June 4, 2010.

The original purchase cost for the acquisition of CAMAC’s interests in the PSC with respect to the Oyo Field was allocated as follows. The measurement date was the closing date, April 7, 2010.  The fair value of the consideration paid was not fixed and determinable prior to closing. The transaction has been accounted for as an acquisition of an asset and does not represent the acquisition of a business.

(In thousands)
Accounts receivable	$13,880
Inventories	11,619
Property cost of PSC interest	393,648
Current liabilities	(7,771)
Total purchase cost	$411,376

 NOTE 7. REVENUES AND COST OF SALES

Following is an analysis of the components for revenues and cost of sales related to crude oil and products for the six months ended June 30, 2010.

(In thousands)	Revenues	Cost of Sales
Crude oil
-From liquidation of acquired inventory (Oyo Field interest)	$11,827	$11,619
-From post-acquisition production (Oyo Field interest)	421	332
	12,248	11,951
Products – EORP chemicals	161	127
Total crude oil and products	$12,409	$12,078

As shown in Note 6, one of the assets acquired as part of the Oyo Field interest was inventory.  This was for crude oil which had been produced but not yet sold as of the acquisition date. As disclosed in the table of revenues and cost of sales above, virtually all of the crude oil revenues in the six months ended June 30, 2010 arose from the sale of this acquired inventory.  At the date of acquisition this inventory had been recorded at fair value as required under applicable accounting principles.  Accordingly, the related portion of cost of sales for six months 2010 reflects the liquidation of this inventory based on that recorded cost.   For the remainder of crude oil sold in the period (and for future periods), cost rather than fair value is the basis for cost of sales.

NOTE 8. OPERATING SEGMENT DATA

The Company manages its operations on a geographical basis.  Commencing with the three months ended June 30, 2010, the Company’s two operating segments are Africa and Asia.  Previously the Company did not report by segments as there was only one operating segment.

Segment Revenues	Six months ended June 30,		Three months ended June 30,
(In thousands)	2010	2009	2010	2009
Africa	$12,248	$-	$12,248	$-
Asia	172	-	95	-
Total revenue - external customers	$12,420	$-	$12,343	$-

The Company has no intersegment revenues.

Segment performance is measured on an after-tax operating basis.   Corporate income and expense items for interest income and expense, corporate administrative costs, stock-related compensation and noncontrolling interests are not allocated to segments.

	Six months ended June 30,		Three months ended June 30,
Segment Net Income (Loss)
(In thousands)	2010	2009	2010	2009
Africa	$203	$-	$203	$-
Asia	(1,241)	(2,345)	(637)	(480)
Total segment net income (loss)	(1,038)	(2,345)	(434)	(480)
Corporate and other	(5,308)	(2,736)	(2,738)	(1,679)

Net income (loss) – CAMAC Energy Inc.
and Subsidiaries	$(6,346)	$(5,081)	$(3,172)	$(2,159)

Segment assets below exclude intercompany receivables, intercompany investments, cash and cash equivalents, cash investments and marketable securities.

Segment Assets	June 30,	December 31,
(In thousands)	2010	2009
Africa	$395,730	$-
Asia	501	582
Total segment assets	396,231	582
Corporate and other	23,224	6,854
Total assets	$419,455	$7,436

NOTE 9  INVENTORIES

The components of the Company’s inventories were as follows at the respective dates.

	June 30,	December 31,
(In thousands)	2010	2009
Crude oil	$1,134	$-
Unfinished chemicals	68	51
Finished chemicals	22	22
Total inventories	$1,224	$73

NOTE 10.  RELATED PARTY TRANSACTIONS

Transaction with Richard Grigg
In March 2009, the Company issued 970,000 shares of Company Common Stock, to Richard Grigg, the Company’s Senior Vice President and Managing Director,  in exchange for 3,825,000 Ordinary fully paid shares of Sino Gas & Energy Holdings Limited (SG&E) owned by Mr. Grigg. This represented approximately 3.26% of the outstanding shares of SG&E as of March 9, 2009. The acquired shares were originally accounted for by the Company as a non-current investment carried at cost.  Commencing with the interim period ending September 30, 2009 the carrying amount was recorded at fair value, due to SG&E trading publicly on the Australian Stock Exchange beginning September 15, 2009. Mr. Grigg is a former executive of SG&E who joined the Company in October 2007.  The SG&E shares were acquired in order to eliminate possible conflicts of interest involving Mr. Grigg regarding possible future transactions that may occur between the Company and SG&E, as both companies’ business plans involve developing operations in China.

Relationships with  Li Xiangdong
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

Employment Agreement with Jamie Tseng
The Company was a party to an Employment Agreement with Jamie Tseng, the Company’s former Executive Vice President (the “Tseng Employment Agreement”), dated April 22, 2009 and effective January 1, 2009.  The Tseng Employment Agreement governed the employment of Mr. Tseng in the capacity of Executive Vice President of the Company until Mr. Tseng’s retirement effective January 15, 2010, and provided for a base salary of $140,000 per year, and provided that, in the event the Company terminated Mr. Tseng’s employment without Cause (as defined in the Tseng Employment Agreement), the Company would have been required to pay to Mr. Tseng a lump sum amount equal to 50% of Mr. Tseng’s then-current annual base salary.  Mr. Tseng retired from his employment with the Company effective January 15, 2010, and in connection with Mr. Tseng’s retirement, the Company and Mr. Tseng entered into a Separation and Release Agreement pursuant to which Mr. Tseng provided a general release of all claims against the Company in exchange for the release by the Company of repurchase rights with respect to an aggregate of 61,572 shares of unvested restricted Company Common Stock held by Mr. Tseng, the acceleration of vesting with respect to options to purchase 40,800 shares of the Company’s Common Stock held by Mr. Tseng, the award of 20,000 shares of restricted Company Common Stock to Mr. Tseng, a lump sum payment of $50,000 to Mr. Tseng, and the continued payment by the Company of the Beijing office lease through February 2010 that was used by Mr. Tseng.

Employment Agreement with Stephen F. Groth
The Company and  Stephen F. Groth, its former Chief Financial Officer, were parties to an employment agreement (the “Groth Agreement”) through  the date of  Mr. Groth’s voluntary retirement on May 17, 2010.  The Groth Agreement contained, among other things, severance payment provisions that required the Company to continue Mr. Groth’s salary for 36 months and his benefits for 24 months if employment was terminated without “cause,” as such term is defined in the Groth Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 36 months if terminated within 12 months of a “change in control,” as such term is defined in the Groth Agreement. Pursuant to this agreement, Mr. Groth’s annual base salary was $150,000 (changed to $165,000 effective January 1, 2008), and he was entitled to an annual bonus of between 20% and 30% of his base salary, as determined by the Company’s Board of Directors based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.   Under the agreement, Mr. Groth was eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. Mr. Groth voluntarily retired from his employment with the Company effective May 17, 2010, and in connection with Mr. Groth’s retirement, the Company and Mr. Groth entered into a separately negotiated Separation and Mutual Release Agreement pursuant to which Mr. Groth provided a general release of all claims against the Company in exchange for the Company’s release of all claims against Mr. Groth, the release by the Company of repurchase rights with respect to an aggregate of 64,261 shares of unvested restricted Company Common Stock held by Mr. Groth, the acceleration of vesting with respect to options to purchase an aggregate of 92,332 shares of the Company’s Common Stock held by Mr. Groth, and a lump sum payment of $40,000 to Mr. Groth.

Employment Agreement and Consulting Agreement with Frank C. Ingriselli
The Company and Frank C. Ingriselli, its former President, Chief Executive Officer and member of the Board of Directors, were parties to an employment agreement (the “Ingriselli Agreement”) through the date of Mr. Ingriselli’s voluntary retirement effective August 1, 2010. The Ingriselli Agreement contained, among other things, severance payment provisions that required the Company to continue Mr. Ingriselli’s salary for 36 months and his benefits for 36 months if employment was terminated without “cause,” as such term is defined in the Ingriselli Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” as such term is defined in the Ingriselli Agreement. Pursuant to this agreement, Mr. Ingriselli’s annual base salary was $350,000, and he was entitled to an annual bonus of between 20% and 40% of his base salary, as determined by the Company’s Board of Directors, based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company. Under the agreement, Mr. Ingriselli was eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. Mr. Ingriselli voluntarily retired from his employment and all positions with the Company effective August 1, 2010, and in connection with Mr. Ingriselli’s retirement, the Company and Mr. Ingriselli entered into a separately negotiated Separation and Mutual Release Agreement pursuant to which Mr. Ingriselli provided a general release of all claims against the Company in exchange for the Company’s release of all claims against Mr. Ingriselli, the release by the Company of repurchase rights with respect to an aggregate of 60,000 shares of unvested restricted Company Common Stock held by Mr. Ingriselli, the acceleration of vesting with respect to options to purchase an aggregate of 154,666 shares of the Company’s Common Stock held by Mr. Ingriselli, and a lump sum payment of $169,166.66 to Mr. Ingriselli.

The Company and Mr. Ingriselli are parties to a consulting agreement, dated August 1, 2010, pursuant to which Mr. Ingriselli serves as an independent consultant to the Company to assist in the transition of his management roles and responsibilities to a successor to be selected by the Company. As compensation, Mr. Ingriselli receives a fee of $40,000 per month. Mr. Ingriselli’s consulting engagement continues through September 30, 2010, but is terminable by the Company prior to such date upon five days’ notice.

Consulting Agreement with William E. Dozier
The Company and William E. Dozier, its Interim Chief Executive Officer and member of the Board of Directors, are parties to a consulting agreement, dated August 1, 2010, pursuant to which Mr. Dozier serves as an independent consultant to the Company. The consulting agreement is terminable by either the Company or Mr. Dozier upon thirty days’ notice. As compensation, Mr. Dozier receives a fee of $30,000 per month, and has been granted 100,000 shares of the Company’s Common Stock pursuant to the Company’s 2009 Equity Compensation Plan, all of which shares shall vest upon the effective date of the Company’s appointment of a new Chief Executive Officer.

Agreements with CAMAC Energy Holdings Limited
See Note 6  regarding the Oyo Field transaction in April, 2010, which resulted in a change in control of the Company and began a related party relationship with the new majority owner and additional parties. Refer to Form 8-K, filed with the SEC on April 13, 2010, and Item 13 of Form 10-K/A for the year ended December 31, 2009, filed with the SEC on April 30, 2010, for information regarding transactions involving the Company and CAMAC Energy Holdings Limited and  its affiliates. These related party agreements include the Technical Services Agreement, the Right of First Refusal Agreement, the Oyo Field Agreement, and the Registration Rights Agreement.

Secondment Agreement for Abiola L. Lawal
Abiola L. Lawal, the Company's Executive Vice President and Chief Financial Officer effective August 1, 2010, is under contract in that capacity from May 17, 2010 to September 1, 2010  pursuant to a secondment agreement from CAMAC International Corporation ("CIC"), Mr. Lawal's employer (the "Secondment").  During this time Mr. Abiola Lawal remains an employee of CIC, which is contracting his services to the Company pursuant to the Secondment on a month-to-month basis to serve the Company on a full-time basis, reporting directly to the Company’s Chief Executive Officer.  During the term of the Secondment, the Company pays directly to CIC on a monthly basis the pro rata portion of Mr. Lawal’s currently existing $315,000 salary, CIC’s cost of providing employee benefits to Mr. Lawal, the pro rata portion of any cash bonus paid to Mr. Lawal and approved by the Company’s Board of Directors or Compensation Committee, CIC’s share of any employment-related taxes and fees with respect to Mr. Lawal’s employment, and any expenses incurred by CIC at the request of the Company, or otherwise required of CIC in connection with the Secondment.

The Company's Chairman and Director, Dr. Kase Lawal, is also a minority shareholder and director of CIC, as well as an indirect shareholder and control person of CEHL.  In addition to being a shareholder of CIC, Dr. Kase Lawal is the Chairman and CEO of that company, and is also a director of CAMAC International Ltd. (“CIL”) and CEHL.  Mr. Abiola Lawal and Dr. Kase Lawal have no familial relationship.  CIC represents the interests of CEHL and other entities affiliated with CIL (collectively, “CAMAC Entities”), providing technical, administrative, and other assistance to the CAMAC Entities in the United States and overseas.  Although some of the shareholders of CIC, including Dr. Kase Lawal, also own shares of the CAMAC Entities, the majority ownership of CIC and CIL are different.   During the term of Mr. Abiola Lawal's service to the Company pursuant to the Secondment, which is scheduled to end September 1, 2010, he no longer serves as an executive officer of CIC or any party related to CIC or any of the CAMAC Entities.

NOTE 11.  REGISTERED DIRECT OFFERINGS OF SECURITIES

On February 16, 2010, the Company consummated the offer and sale (the “February 2010 Offering”) of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers: (1) warrants to purchase up to an additional  2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 per share (subject to customary adjustments), exercisable commencing 6 months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional 2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares were sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the February 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the February 2010 Offering ($1,200,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the February 2010 Offering (150,000 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

On March 5, 2010, the Company consummated the offer and sale (the “March 2010 Offering”) of 4,146,922 shares (the “March 2010 Offering Shares”) of its Common Stock, par value $0.001 per share, for an aggregate purchase price of $17.5 million, or $4.22 per share (the "March 2010 Offering Purchase Price"), pursuant to a Securities Purchase Agreement, dated March 2, 2010, among the Company and certain purchasers signatory thereto (the “March 2010 Offering Purchasers”).  In addition, the Company issued to the March 2010 Offering Purchasers: (1) warrants to purchase up to an additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 per share (subject to customary adjustments), immediately exercisable following the closing for a period of 42 months (the “Series C Warrants”); and (2) warrants to purchase up to an  additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.12 per share (subject to customary adjustments), exercisable immediately at the closing until December 5, 2010 (the “Series D Warrants”, together with the Series C Warrants, the “March 2010 Offering Warrants”).  If all the March 2010 Offering Warrants are exercised, the Company would receive additional gross proceeds of approximately $14.3 million. The March 2010 Offering Shares and the March 2010 Offering Warrant Shares were sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on March 3, 2010 and delivered to the March 2010 Offering Purchasers.

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

Net proceeds from the above two offerings have been used by the Company for working capital and to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which began production in December 2009.  See Note 6.

NOTE 12.  FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The June 30, 2010, balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $98,000.  The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).  Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At June 30, 2010, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short- and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

 NOTE 13. RIGHTS OFFERINGS OF SINO GAS & ENERGY HOLDINGS LIMITED

As disclosed in Note 10 – Related Party Transactions, the Company in 2009 acquired a noncontrolling interest in Sino Gas & Energy Holdings Limited (SGE), which is accounted for as an investment carried at fair value based on the public market price.  In April and May 2010, SGE offered to sell additional common equity through a rights offering that was terminated in May 2010 due to a decline in volume weighted average market price of SGE’s shares to below the price per share in the offering.  In June 2010, SGE completed a new  rights offering at a lower price per share than the original offering. The Company did not exercise its purchase rights under the offering.  As a result, our equity percentage ownership in SGE has been diluted.  As of June 30, 2010, our financial statements reported the unrealized loss on SGE shares as a temporary impairment based on conditions existing at that date.  The Company will monitor future developments in SGE as they may affect the accounting for this investment.

NOTE 14. LITIGATION AND CONTINGENCIES

At June 30, 2010, the Company was not aware of any litigation, actual or potential, which could have a material effect on its financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

In the interim period ended June 30, 2010, the Company has ceased reporting as a development stage company and now reports as an operating company with significant revenues. The Company’s focus continues  to be the development of  new energy ventures, directly and through joint ventures and other partnerships in which it may participate that will provide value to its stockholders.

Members of the Company’s senior management team have experience in the fields of international business development, strategy, finance, petroleum engineering, geology, field development and production, and operations. Several members of the Company’s management team have held management and executive positions with international energy companies and have managed energy projects in Africa, China, elsewhere in Asia and in other parts of the world. Members of the Company’s management team also have experience in oil drilling, operations, geological engineering and government relations in Africa’s and China’s energy sectors.

The Company was originally incorporated in Delaware on December 12, 1979 as Gemini Marketing Associates Inc., subsequently changed its name to Pacific East Advisors, Inc., and on May 7, 2007 consummated a reverse merger involving predecessor company IMPCO and ADS (the “Mergers”), in connection with which the Company changed its name to Pacific Asia Petroleum, Inc.  Under applicable accounting standards, IMPCO was defined as the acquiring company in the Mergers. The reportable results of operations for the Company through the date of the Mergers of May 7, 2007 are comprised only of the historical results of the former IMPCO. For purposes of financial reporting, the inception of the Company is reflected as August 25, 2005, the inception date of IMPCO. The Company’s name was changed to CAMAC Energy Inc. effective April 7, 2010.

On April 7, 2010, the Company closed its previously announced acquisition of all of the interests held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates ( collectively, “CAMAC”) in a Production Sharing Contract with respect to an oilfield asset known as the Oyo Field.  This major milestone results in the recognition of significant revenue and cash flow from operations for the first time in the history of the Company.  The Production Sharing Contract governing the Oyo Field is by and among Allied Energy Plc (formerly, Allied Energy Resources Nigeria Limited, and an affiliate of CEHL), CAMAC International (Nigeria) Limited (an affiliate of CEHL), and Nigerian Agip Exploration Limited.   The allocation of the total purchase cost is set forth in Note 6 of the Company's Condensed Consolidated Financial Statements (unaudited) as of  June 30, 2010 included in this Report.

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

 As consideration for the Contract Rights, on April 7, 2010 the Company paid CAMAC Energy Holdings Limited (“CEHL“) $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL  89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”).  In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock are exercised following the closing, then the Company is obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL to maintain CEHL’s approximately 62.74% interest in the Company.  As additional Cash Consideration, the Company agreed to pay CEHL $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date.  This amount was paid in July 2010.

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

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block, including spending approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and interpreted by the Company.  Based on the seismic interpretation, four potential well locations have been identified. A regional environmental impact assessment study (“EIA”) was also completed by the Company.  Following completion of a site specific EIA study, the Company spudded well ZJS-01. This well was targeted at the 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation. The well was completed in November 2009.   Based on the results of this well, the Company plans to drill two additional exploratory wells in the Zijinshan Block as part of the 2010 approved work program at a total cost for the work program of approximately $2.8 million, subject to availability of funding.  Drilling of the two additional exploratory wells is expected to commence during the second half of year 2010.

HANDAN GAS DISTRIBUTION VENTURE INTEREST

On July 7, 2009 the Company announced that its China affiliate, Inner Mongolia Sunrise Petroleum Co. Ltd., had entered into a Letter of Intent with Handan Hua Ying Company Limited (“Handan”), relating to the acquisition of a 49% ownership interest in the Handan Chang Yuan Natural Gas Company, Ltd. (“HGC”) held by Handan.  HGC owns and operates gas distribution assets in and around Handan City in the Hebei Province of the People’s Republic of China.  This Letter of Intent has expired, and the Company is considering its options on whether to continue to pursue this opportunity.

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

REGISTERED DIRECT OFFERINGS OF SECURITIES

On February 16, 2010, the Company consummated the offer and sale (the “February 2010 Offering”) of 5,000,000 shares (the "Shares") of its common stock, par value $0.001 per share ("Common Stock"), for an aggregate purchase price of $20 million, or $4.00 per share (the "Purchase Price"), pursuant to a Securities Purchase Agreement, dated February 10, 2010, among the Company and certain purchasers signatory thereto (the “Purchasers”).  In addition, the Company issued to the Purchasers: (1) warrants to purchase up to an additional  2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 per share (subject to customary adjustments), exercisable commencing 6 months following the closing for a period of 36 months after such commencement date (the “Series A Warrants”); and (2) warrants to purchase up to an  additional  2,000,000 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.00 per share (subject to customary adjustments), exercisable immediately at the closing until November 1, 2010 (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”).  If all the Warrants are exercised, the Company would receive additional gross proceeds of $17 million. The Shares and the Warrant Shares are to be sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on February 12, 2010 and delivered to the Purchasers.

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the February 2010 Offering.  As consideration for its services as placement agent, Rodman  received  a cash fee equal to 6.0% of the gross proceeds of the offering ($1,200,000), as well as a  five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the offering (150,000 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f)(2)(D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

On March 5, 2010, the Company consummated the offer and sale (the “March 2010 Offering”) of 4,146,922 shares (the “March 2010 Offering Shares”) of its Common Stock, for an aggregate purchase price of $17.5 million, or $4.22 per share (the "March 2010 Offering Purchase Price"), pursuant to a Securities Purchase Agreement, dated March 2, 2010, among the Company and certain purchasers signatory thereto (the “March 2010 Offering Purchasers”).  In addition, the Company issued to the March 2010 Offering Purchasers: (1) warrants to purchase up to an additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price of  $4.50 per share (subject to customary adjustments), immediately exercisable following the closing for a period of 42 months (the “Series C Warrants”); and (2) warrants to purchase up to an  additional 1,658,769 shares of Common Stock of the Company, in the aggregate, at an exercise price $4.12 per share (subject to customary adjustments), exercisable immediately at the closing until December 5, 2010 (the “Series D Warrants”,  together with the Series C Warrants, the “March 2010 Offering Warrants”).  If all the March 2010 Offering Warrants are exercised, the Company would receive additional gross proceeds of approximately $14.3 million. The March 2010 Offering Shares and the March 2010 Offering Warrant Shares were sold pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on February 3, 2010 (File No. 333-163869), as amended by the prospectus supplement filed with the SEC on March 3, 2010 and delivered to the March 2010 Offering Purchasers.

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

Net proceeds from the above two offerings have been used by the Company for working capital purposes, and to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which was in production at the date of acquisition in April 2010.

FUNDING

To date the Company has raised approximately $59.1 million, gross, in equity financings to fund its ongoing working capital requirements, as well as actual and possible acquisition and development activities. In order to fully implement its business strategy, it is possible that the Company will need to raise additional capital, including debt to lower the overall cost of capital.  In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to significantly revise its business plan.

In the three months ended June 30, 2010, the Company, after paying $32 million cash as part of the purchase price, commenced realizing positive cash flow from its economic interest in the Production Sharing Contract (“PSC”) with respect to the Oyo Field in Nigeria acquired from CAMAC in April 2010.  However, the amount of cash realized in the initial period included a non-recurring amount of $13.8 million due to collection of receivables recorded in April 2010 as part of assets acquired in the Oyo Field interest acquisition.  In July 2010, $6.8 million of this amount was used to liquidate the existing deferred cash purchase price obligation to CAMAC existing at the acquisition date.  The amount of cash realized in future periods from the Oyo Field economic interest will be affected by our share of net production volumes and the price per barrel realized on sale of the production.  This provides a source of cash from operations and a basis for future growth.

You should read the information in this Item 2 together with our unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending June 30, 2011 (the “Next Year”).  The April 2010 acquisition of CAMAC’s economic interest in the PSC with respect to the Oyo Field in Nigeria may or may not result in future participation of the Company in funding of additional development in this field, depending on the Company’s assessment of the expected economic returns and availability of funds.  However, the Company is not contractually obligated to provide a portion of that funding.  During the Next Year, the Company plans to continue operations in its 100% owned and operated Zijinshan Block. These operations are expected to include the drilling of two additional wells in 2010, as well as undertaking appropriate laboratory testing and other activities. The Company also plans to continue putting into commercial use the new EORP technology to produce incremental oil in oilfields located in the Heilongjiang, Liaoning, Shandong, Henan and Xinjiang Provinces in China through the operations of Dong Fang.  The Company will also assess the applicability of the new EORP  technology to the Company’s August 2006 Contract for Cooperation and Joint Development with Chifeng Zhongtong Oil and Natural Gas Co. (“Chifeng”), pursuant to which drilling operations commenced in October 2006 and were subsequently suspended in 2007 pending receipt of a production license from the Chinese government. The Company’s revised strategy with regards to Chifeng is to seek to enhance all the relevant parties’ economic positions and use these benefits to acquire the necessary production licenses in order to carry out the plans under that agreement.

In addition to these opportunities, the Company is continuing to seek to identify other opportunities in the global energy sector that may enhance its production and cash flow, particularly with respect to oil and gas exploration, development, production, refining and distribution. During the time we were a development stage company, we were limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the payment of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

The Company has assembled a management team with experience in the fields of international business development, petroleum and geologic engineering, geology, petroleum field development and production, petroleum operations, strategy, government relations and finance.  Members of the Company’s management team previously held positions in similar oil and gas development, and screening roles with international energy companies and will seek to utilize their contacts in Africa, Asia and with CAMAC in the U.S. to provide us with access to a variety of energy projects. Among the strategies that we plan to use are:

●	Focusing on projects that play to the expertise of our management team;

●	Leveraging our productive asset base and capabilities to develop additional value;

●	Actively managing our assets and ongoing operations while attempting to limit capital exposure;

●	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations;

●	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns; and

●	Leverage our rights of first refusal on CAMAC projects to preview and negotiate additional value-added projects from the CAMAC project pipeline.

Product Research and Development

The Company to date has not engaged in any product research or development, however, it does anticipate that Dong Fang will engage in research and development related to its new EORP technology during the Next Year.

Liquidity and Capital Resources

The Company has sufficient funds to fund all of its currently committed operations for the Next Year.  The discussion below considers the Company’s ability to fund its operations and overhead expenses.

As of June 30, 2010, the Company had net working capital of $14,502,000, which included cash, cash equivalents and short-term investments of $22,177,000. However, $6,840,000 of this amount was utilized in July 2010 to satisfy the deferred cash portion of the purchase price for an economic interest in the PSC with respect to the Oyo Field in Nigeria. For the six months ended June 30, 2010, the Company incurred a net loss attributable to common stockholders of $6,346,000.

Net cash provided by operating activities for the first six months of 2010 was $13,236,000 compared to net cash used in operating activities of $3,572,000 for the first six months of 2009.    Year 2010 was affected by positive post-acquisition effects of the Oyo Field interest. Cash provided by operations for the first six months of 2010 includes approximately $19,400,000 from the collection of receivables and liquidation of the profit oil portion of inventories acquired in the Oyo asset purchase. This benefit was partly offset by cash expenses incurred in the normal course of business and a reduction in accrued liabilities.

Net cash used in investing activities was $30,650,000 for the first six months of 2010, as compared to net cash provided by investing activities of $1,622,000 for the first six months of 2009.  The net change of $32,272,000 was principally due to the $32,000,000 cash payment in April 2010 as partial consideration for the Oyo Field interest. Net cash provided by financing activities in the first six months of 2010 was $35,736,000 versus zero in the first six  months of 2009.   The 2010 amount was due principally to two registered direct offerings of equity securities in 2010.

Our working capital requirements will depend upon numerous factors, including possible capital demands related to the Oyo Field, progress of our exploration and development programs, progress of our EORP efforts, market developments and the status of our competitors. Our available working capital and continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, strategic alliances, and cash provided by future operations of our newly acquired economic interest in the PSC with respect to the Oyo Field. Such additional funds may not always become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through June 30, 2010 virtually all of our financing has been raised through private placements and registered direct offerings of equity securities.  The Company at June 30, 2010 had no credit lines for financing and no short-term or long-term debt other than $6.8 million related to the Oyo Field acquisition which was paid in July 2010. Our currrent position of zero debt as of July 2010 provides opportunities to optimize capital for future projects.

We intend to continue to fund operations from cash on hand, cash provided by our economic interest in the PSC with respect to the Oyo Field and through the above other previously described sources of capital for the foreseeable future. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe we will continue to require cash for China operating activities for the next 1-2 years. The extent to which we will need additional equity or debt financing to expand our operations in the future will depend upon the rate of spending in our development plans and the amount of cash provided from our share of sales of oil production from the Oyo Field.

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

To the extent the Company acquires additional oil & gas assets and other energy- related investments and rights, consistent with its business plan, the Company may also need to raise additional funds for such projects.

As a result of limited capital resources, the Company has relied on the issuance of equity securities as a significant means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with non-employees if it is in the best interest of the Company and in accordance with applicable federal and state securities laws. In order to conserve its operating capital resources, the Company  may continue to compensate employees and non-employees partially with equity compensation for services.

Results of Operations

In the three months ended June 30, 2010, the Company commenced recording significant revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including changes in daily crude oil production volumetric rates, changes in crude oil sales prices per barrel, our ability to obtain additional financing in a timely manner and on terms satisfactory to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

Africa Operations

Our Africa operations are comprised of an economic interest in the PSC for the Oyo Field in offshore Nigeria.  The Oyo Field commenced crude oil production in December 2009, and the Company acquired its economic interest on April 7, 2010 from CAMAC Energy Holdings Limited and certain of that company’s affiliates.  Under the structure of the PSC, crude oil produced is allocated among royalty oil (for royalties payable to the Nigerian government), cost oil (for recovery of capital and operating costs), tax oil (for income taxes payable to the Nigerian government), and profit oil which is allocated 100%  to the operating interest owners.  Past expenditures for capital and operating costs of this field since the commencement of the PSC with the current partner have been funded entirely by the other partner.  There are also certain pre-PSC costs incurred which may ultimately qualify for inclusion in the cost base for recovery as cost oil upon approval by the applicable Nigerian authorities. A portion of these costs would be allocable to the Company’s interest.  To date, two oil producing wells have been drilled and are in production.  The development plan provides for at least two additional oil producing wells, which if successful would result in increased production rates for the field and additional revenues and cash flows.

The Company reports its share of net production barrels in the period physically produced and reports sales revenue for the related barrels only when a lifting (sale) occurs.  Production for the entire field is stored in an offshore FPSO vessel until sufficient tanker-size quantity is available for lifting.  At present, liftings occur once every two to three months.  The exact timing of liftings is affected by the rate of daily production.   The Company’s share of net production (excludes royalties and share of other partner) for the period April 7 to June 30, 2010 (85 days) averaged 846 barrels per day from two oil producing wells. Inventory barrels included in the assets acquired at April 7, 2010 are excluded from the Company’s production volumetric statistics as this amount constitutes physical production prior to the acquisition date. Revenue per barrel on crude oil sold in the six month and three month interim periods ended June 30, 2010 was $87.37.

The net operating income for the Africa operations shown below for the six month and three month interim periods ended June 30, 2010 should not be viewed as predictive of results for future periods.  This is because virtually all of the crude oil revenue in the six month and three month periods ending June 30, 2010 arose from the sale of crude oil inventory included in the Oyo Field assets acquired on April 7, 2010 and recorded at fair value at that date under applicable accounting principles.  This fair value per barrel approximated the ultimate sales price per barrel realized in the subsequent April 2010 third party lifting (sale) of  Oyo Field crude oil. The initial inventory amount was fully charged to cost of sales against the April 2010 sale under the Company’s first in, first out accounting method for valuing inventories.  Thus the Company recorded only a small profit margin on the initial inventory that was liquidated in April 2010 although significant sales revenues were recorded.  The April 2010 sale constituted the only Oyo Field sales revenue recorded in the six month and three month interim periods ending June 30, 2010.

Asia Operations

Our Asia active operations in China comprise two principal areas of focus at present --- coalbed methane (CBM) development and enhanced oil recovery and production (EORP) development.

In the Zijinshan Block located in Shanxi province, the Company performed seismic work in 2009 and drilled its first exploratory well in late 2009.   Later in 2010 the Company plans to drill two additional exploratory wells with an expected drilling cost totaling $2 million included in total expected expenditures of $4 million for the year.  Under the production sharing contract covering this area, the Company is obligated to drill an additional four wells in future periods, estimated to cost $1 million each, for a total of seven wells in the exploratory phase before commencement  of formal development.   Therefore, no revenues are expected from this area in 2010 and 2011.

The EORP activities involve two aspects.  First, revenue is currently realized through sales of our proprietary formula mixed EORP chemicals by a third party company to customers for EORP treatment of their oil wells. Our intention is to expand the amount of this activity.  Second, we are evaluating prospective projects for application of our EORP technology in China  involving our proprietary formula mixed EORP chemicals in which the Company would perform the well treatment either as contractor or as part interest holder in a production sharing contract.   In  late 2009 and early 2010, a total of three pilot test wells were treated in the Liaohe oilfield.  Pending the signing and further evaluation of agreements on prospective projects, we are not able to project when significant revenues from this aspect of EORP activities may be realized, if at all.

Segment Analysis
Our segment analysis that follows is segmented on a geographic basis between our active operations in Africa (Nigeria) and Asia (China) for revenues and among Africa, Asia and Corporate for net income/loss.  This is based upon the current management structure of our Company.

(In thousands)	Six months		Three months
	ended June 30,		ended June 30,
Revenues	2010	2009	2010	2009
Africa	$12,248	$-	$12,248	$-
Asia	172	-	95	-
Total	$12,420	$-	$12,343	$-

	Six months		Three months
	ended June 30,		ended June 30,
Net Income (Loss)	2010	2009	2010	2009
Africa	$203	$-	$203	$-
Asia	(1,241)	(2,345)	(637)	(480)
Corporate and other	(5,308)	(2,736)	(2,738)	(1,679)
Net income (loss) - CAMAC Energy Inc.
and Subsidiaries	$(6,346)	$(5,081)	$(3,172)	$(2,159)

Revenues and net income for Africa in the six months and three months ended June 30, 2010 reflected initial crude oil sales revenues since the acquisition in April 2010 of the Oyo Field production sharing contract interest.

Revenues in Asia for the six months and three months ended June 30, 2010 related to sales of EORP chemicals.  There were no revenues of this type in the comparable 2009 periods.  Net losses in Asia decreased in the six months ended June 30, 2010 versus the comparable period in 2009 due to decreased exploratory expenses.  For the three months ended June 30, 2010, net operating losses increased versus the comparable period in 2009 principally due to increased salaries and bonus expenses, increased EORP-related expenses, and increased consulting expenses, partially offset by decreased exploratory expenses.  There was a temporary decline in exploratory activity in the Zijinshan Block in both 2010 periods during further review and planning for the drilling of additional wells later in 2010.

Net operating losses for Corporate and other items increased in the six months ended June 30, 2010 versus the comparable 2009 periods principally due to increased salaries and bonus expense of $316,000 and increased stock-based employee compensation expense of $1,690,000.   The latter included $981,000 for the effects of accelerating the vesting dates of certain awards previously granted to two former executive officers who retired in January 2010 and May 2010, net of reversal of expense on their forfeited awards. Also impacting this period were increases in NYSE Amex listing fees and corporate insurance expense.

Net operating losses for Corporate and other items increased in the three months ended June 30, 2010 versus the comparable 2009 periods principally due to increased salaries and bonus expense of $195,000 and increased stock-based employee compensation expense of $721,000.  The latter included $604,000 for the effects of accelerating the vesting dates of certain awards previously granted to a former executive officer who retired in May 2010, net of reversal of expense on his forfeited awards.  Also impacting this period was an increase in corporate insurance expense.

Condensed Consolidated Statements of Income – Operating loss detail

Six months ended June 30, 2010 versus six months ended June 30, 2009

●
Revenues from sales and services:  The total revenues of $12,420,000 are due to sales of crude oil from the Oyo Field, sales of finished chemicals from China EORP operations, and services revenues from China EORP operations, as compared to zero revenues for all items in the comparable prior period.

●	Crude oil and products cost of sales: The total of $12,078,000 is due to the respective items affecting revenues above, as compared to zero in the comparable prior period.

●	Other operating costs and expenses: The increase of $301,000 is principally due to an increase of $410,000 from EORP operations in 2010 which had not yet begun in the comparable prior period.

●
Selling, general and administrative expenses:  The increase of $2,673,000 is principally due to increased salaries and bonus expense of $316,000 and increased stock-based employee compensation expense of $1,690,000.  Other items with significant increases for the period were payroll taxes, travel, NYSE Amex listing fees, and insurance.

●	Exploratory expenses: The decrease of $1,337,000 is related to China CBM operations where an exploratory well was drilled in 2009.

●	Depreciation, depletion and amortization: The increase of $118,000 is principally due to depletion expense on the Oyo Field interest acquired in April 2010.

Three months ended June 30, 2010 versus three months ended June 30, 2009

●
Revenues from sales and services: The total revenues of $12,343,000 are due to sales of crude oil from the Oyo Field, sales of finished chemicals from China EORP operations, and services revenues from China EORP operations, as compared to zero for all items in the comparable prior period.

●	Crude oil and products cost of sales: The total of $12,020,000 is due to the respective items affecting revenues above, as compared to zero in the comparable prior period.

●	Other operating costs and expenses: The increase of $382,000 is principally due to an increase of $232,000 from EORP operations in 2010 which had not yet begun in the comparable prior period.

●
Selling, general and administrative expenses: The increase of $1,081,000 is principally due to increased salaries and bonus expense of $195,000 and increased stock-based employee compensation expense of $721,000.  Other items with significant increases for the period were payroll taxes, travel, NYSE Amex listing fees, and insurance, partially offset by a decrease in consulting expense.

●	Exploratory expenses: The decrease of $202,000 is related to China CBM operations.

●	Depreciation, depletion and amortization: The increase of $95,000 is principally due to depletion expense on the Oyo Field interest acquired in April 2010.

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

Recently Issued Accounting Standards Not Yet Adopted

As of June 30, 2010 there were no new accounting standards not yet adopted that were expected to have a material effect on the Company in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the six months ended June 30, 2010, is not materially different from that provided in Part II, Item 7A of the Company’s 2009 Annual Report on Form 10-K, as amended.

At June 30, 2010, the Company’s exposure to a decrease in income on its short-term investments if interest rates decline was not materially different as compared to December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. William E. Dozier, our Interim Chief Executive Officer, and Mr. Abiola L. Lawal, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Mr. Dozier and Mr. Lawal concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and related discussion in Part I, "Item 1A. Risk Factors" in our 2009 Annual Report, as amended, and in our March 19, 2010 proxy regarding the Oyo Field transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales to United States Persons

On June 16, 2010, the Company issued an aggregate of 3,374 shares of Common Stock to two individuals upon the cashless "net" exercise by such individuals of placement agent warrants held by them exercisable for an aggregate of 4,833 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 4,833 to 3,374 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of  $4.14 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the NYSE Amex on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

On June 22, 2010, the Company issued an aggregate of 4,097 shares of Common Stock to one individual upon the cashless "net" exercise by such individual of placement agent warrants held by her exercisable for an aggregate of 5,833 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 5,833 to 4,097 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of  $4.20 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the NYSE Amex on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

No underwriters were involved in the transactions described above.  All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated  thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions.  The Company did not engage in any form of general solicitation or general advertising in connection with the transactions.  All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Unregistered Sales to Non-United States Persons

Refer to Item 3.02 of Form 8-K filed with the SEC on April 13, 2010 regarding issuance of 89,467,120 unregistered shares of Common Stock on April 7, 2010 in connection with acquisition of an economic interest in the PSC with respect to the Oyo Field and representations of the Company with regard to the issuance of such shares. The shares were subsequently registered under a Form S-3 which became effective on June 4, 2010.

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

CAMAC ENERGY INC.

Dated: August 9, 2010	By:	/s/ William E. Dozier
William E. Dozier
Interim Chief Executive Officer