Form 10-Q
period 2010-09-30
CAMAC Energy Inc.
filed 2010-11-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________
(Mark One)

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number  001-34525

CAMAC ENERGY INC.
(Exact name of issuer as specified in its charter)

Delaware	30-0349798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

250 East Hartsdale Ave.
Hartsdale, New York 10530
(Address of principal executive offices)

(914) 472-6070
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2010, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	143,990,273

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Limited operating history, operating revenue or earnings history.
•	Dependence on key personnel, technical services and contractor support.
•	Fluctuation in quarterly operating results.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Our ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Our ability to raise capital to fund our operations on terms and conditions acceptable to the Company.
•	Our ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	Competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks and changing economic conditions.

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

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
(In thousands, except par value and share data)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,819	$3,602
Short-term investments	255	1,736
Accounts receivable	8,942	69
Income tax refunds receivable	149	-
Prepaid expenses	899	427
Inventories	1,221	73
Deposits and advances	116	40
Total current assets	22,401	5,947

Non-current assets
Property, plant and equipment - at cost (net of accumulated depreciation, depletion and
amortization: September 30, 2010 - $334; December 31, 2009 - $182	207,219	451
Investment in long-term certificate of deposit	-	25
Long-term advances	34	33
Investment in nonsubsidiary - at fair value	148	479
Deferred charges	224	501

Total Assets	$230,026	$7,436

Liabilities and Equity
Current liabilities
Accounts payable	$187	$172
Income taxes payable	118	13
Accrued contracting and development fees	1,322	920
Accrued personnel expenses	210	368
Accrued liability for contingent acquisition cost	890	-
Accrued royalties	4,834	-
Accrued and other liabilities	562	564
Total current liabilities	8,123	2,037

Equity
Stockholders' equity - CAMAC Energy Inc. and subsidiaries
Common stock
Authorized - 300,000,000 shares at $.001 par value; Issued and outstanding -
143,695,200 at September 30, 2010; 43,037,596 at December 31, 2009	144	43
Preferred stock
Authorized - 50,000,000 shares at $.001 par value;
Issued - 23,708,952 at September 30, 2010 and December 31, 2009
Outstanding - None at September 30, 2010 and December 31, 2009	-	-
Paid-in capital	438,000	26,035
Accumulated deficit	(215,360)	(20,457)
Other comprehensive income (loss)	(246)	91
Total stockholders' equity - CAMAC Energy Inc. and subsidiaries	222,538	5,712
Noncontrolling interests deficit	(635)	(313)
Total equity	221,903	5,399

Total Liabilities and Equity	$230,026	$7,436

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum Inc. and Subsidiaries)
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per common	For the Nine Months		For the Three Months
share data)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues
Crude oil (See Note 7)	$21,037	$-	$8,790	$-
Products	188	56	27	56
Services	15	-	3	-
Total revenues	21,240	56	8,820	56

Costs and operating expenses
Crude oil cost of sales (See Note 7)	18,014	-	6,063	-
Products cost of sales	147	53	20	53
Operating expenses	1,997	1,812	809	925
Selling, general and administrative expenses	7,746	4,426	2,315	1,668
Exploratory expenses	75	1,457	26	71
Impairment of assets (See Note 8)	186,235	-	186,235	-
Depreciation, depletion and amortization	2,241	92	2,066	35
Total costs and operating expenses	216,455	7,840	197,534	2,752

Operating loss	(195,215)	(7,784)	(188,714)	(2,696)

Other income (expense)
Interest income	7	30	1	4
Interest expense	-	(1)	-	-
Other expense	(3)	-	(3)	(1)
Total other income	4	29	(2)	3

Net loss before income taxes and
noncontrolling interests	(195,211)	(7,755)	(188,716)	(2,693)
Income tax expense	(13)	(31)	83	(8)

Net loss	(195,224)	(7,786)	(188,633)	(2,701)
Less: Net loss - noncontrolling interests	321	61	76	57

Net Loss - CAMAC Energy Inc.
and Subsidiaries	$(194,903)	$(7,725)	$(188,557)	$(2,644)

Net loss per common share - CAMAC
Energy Inc. common stockholders -
basic and diluted	$(1.79)	$(0.19)	$(1.32)	$(0.06)

Weighted average number of common
shares outstanding, basic and diluted	108,993	41,474	143,313	42,220

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum Inc. and Subsidiaries)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(In thousands)	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net loss	$(195,224)	$(7,786)	$(188,633)	$(2,701)
Other comprehensive income (loss) -
pre-tax and net of tax:
Currency translation adjustment	(12)	(5)	(3)	(1)
Unrealized gain (loss) on investments
in securities	(329)	81	51	81
Total other comprehensive income (loss)	(341)	76	48	80

Comprehensive income (loss)	(195,565)	(7,710)	(188,585)	(2,621)
Less: Comprehensive (income) loss -
Noncontrolling interest share:
Net loss plus pre-tax and net of
tax other comprehensive (income) loss	325	61	76	57

Comprehensive income (loss) -
CAMAC Energy Inc. and
Subsidiaries	$(195,240)	$(7,649)	$(188,509)	$(2,564)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
Condensed Consolidated Statement of Equity (Deficiency)
Nine Months Ended September 30, 2010
(Unaudited)

(In thousands except par value)	CAMAC Energy Inc. Stockholders

	No. of
	Common
	Shares				Other		Total
	$.001 par	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
	value	Stock	Capital	Deficit	Income (Loss)	Interests	(Deficiency)
Balance - December 31, 2009	43,038	$43	$26,035	$(20,457)	$91	$(313)	$5,399
Issued on exercise of warrants and options	1,220	1	606	-	-	-	607
Vesting of restricted stock	510	1	(1)	-	-	-	-
Issued for cash, net of issuance costs	9,147	9	35,119	-	-	-	35,128
Compensation cost of stock options and restricted stock	-	-	3,051	-	-	-	3,051
Issued for services	313	1	1,096	-	-	-	1,097
Adjustments to noncontrolling interests in subsidiary equity	-	-	-	-	-	3	3
Issued for assets in Nigeria	89,467	89	372,094	-	-	-	372,183
Currency translation	-	-	-	-	(8)	(4)	(12)
Unrealized gain (loss) on investments in securities	-	-	-	-	(329)	-	(329)
Net loss	-	-	-	(194,903)	-	(321)	(195,224)
Balance - September 30, 2010	143,695	$144	$438,000	$(215,360)	$(246)	$(635)	$221,903

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net loss - CAMAC Energy Inc. and Subsidiaries	$(194,903)	$(7,725)

Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Currency transaction (gain) loss	(11)	2
Stock-related compensation	3,404	2,075
Noncontrolling interest in net loss	(321)	(61)
Impairment of assets	186,235	-
Depreciation, depletion and amortization	2,241	92
Changes in current assets and current
liabilities:
(Increase) decrease in receivables	5,007	(55)
(Increase) in advances	(8)	(4)
(Increase) in deposits	(196)	(75)
(Increase) in prepaid expenses	(267)	(125)
(Increase) decrease in inventory	5,514	(22)
Increase in accounts payable	15	312
Increase in income tax and accrued liabilities	2,798	382
Net cash provided by (used in) operating activities	9,508	(5,204)

Cash flows from investing activities
Net sales of available for sale securities	1,506	(468)
Purchase of long-term certificate of deposit	-	(25)
Refunds on prospective property acquisitions	-	1,150
(Increase) in deferred charges	(20)	(6)
Additions to property, plant and equipment	(39,515)	(186)
Net cash provided by (used in) investing activities	(38,029)	465

Cash flows from financing activities
Warrants and options exercised for cash	608	-
Issuance of common stock net of issuance costs	35,128	-
Net cash provided by financing activities	35,736	-

Effect of exchange rate changes on cash	2	(7)

Net increase (decrease) in cash and cash equivalents	7,217	(4,746)
Cash and cash equivalents at beginning of period	3,602	10,516
Cash and cash equivalents at end of period	$10,819	$5,770

Supplemental disclosures of cash flow information
Interest paid	$-	$1
Income taxes paid	$20	$31

Supplemental schedule of non-cash investing and financing activities
Common stock issued for services and fees	$1,096	$1,018
Common stock issued for stock of nonsubsidiary	$-	$553
Issuance costs paid as warrants issued	$457	$-
Common stock issued for net assets acquired in acquisition	$372,183	$-
Increase in fixed assets accrued in liabilities	$32	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

CAMAC Energy Inc. and Subsidiaries
(Formerly Pacific Asia Petroleum, Inc. and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS; DISCONTINUANCE OF DEVELOPMENT STAGE COMPANY REPORTING BASIS

With the exception of the condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, the accompanying condensed consolidated financial statements of CAMAC Energy Inc. and Subsidiaries (formerly Pacific Asia Petroleum, Inc. and Subsidiaries) (the “Company”) are unaudited.  Management believes this interim data includes all adjustments necessary for a fair presentation of the results for the interim periods reported.  All adjustments were of a recurring nature, except the impairment discussed in Note 8.

For the period from inception of the Company through March 31, 2010, the Company’s financial statements were prepared on the basis for a development stage company.  In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets and therefore is no longer reporting as a development stage company. Therefore, presentation of prior year data has been revised to conform to the current year reporting basis as an operating company.  In addition, certain amounts for cumulative effects from inception of the Company and other disclosures required for a development stage company in the financial statements are no longer included.  The Company has also commenced reporting current and prior year amounts on the face of the financial statements in thousands, except where otherwise indicated.

Certain notes and other information have been condensed or omitted from the interim financial statements present in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Forms 10-K and 10-K/A, in which the financial statements were prepared on a development stage company basis.  The results for the three months and nine months periods ended September 30, 2010 are not necessarily indicative of future results.

NOTE 2.  BUSINESS AND YEAR 2007 MERGER AND RECAPITALIZATION

Refer to Notes 1 and 2 to the consolidated financial statements in our Year 2009 Forms 10-K and 10-K/A for a description of the Company’s business, and the merger and recapitalization of the Company that occurred in 2007.

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

Accounts Receivable – Trade accounts receivable are accounted for at cost less allowance for doubtful accounts.  Amounts of trade receivables deemed uncollectible are charged off generally one year after the original due date.

Inventories – Crude oil inventories are recorded at cost using the first-in, first-out (FIFO) method of accounting.

Currency Translation – The functional currency of the Company’s Nigeria interests is the U.S. dollar.

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

The update requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in the financial statements for the latest preceding period currently being issued. Those items relate to conditions that arose after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

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

ASU 2010-03 and ASU 2010-14
In January and April 2010, respectively, the FASB issued ASU 2010-03, Extractive Activities-Oil and Gas (Topic 932) and 2010-14, Accounting for Extractive Activities-Oil & Gas. The objective of these updates is to align the oil and gas accounting and reserve estimation and disclosure requirements of Extractive Activities-Oil & Gas (Topic 932) with the requirements of the Securities and Exchange Commission’s (SEC) Release 33-8895, Modernization of Oil and Gas Reporting, which became effective for registration statements filed beginning January 1, 2010 and for annual reports for years ending on or after December 31, 2009. SEC Release 33-8895 was issued to provide investors with more meaningful information on which to base their evaluations of oil and gas companies, taking into account the significant technological advances that have occurred since the original SEC rules were issued some three decades ago. The Company is applying the requirements of Release 33-8895, though it has not yet reported information regarding reserves in its annual reports as the Company had no proved reserves prior to year 2010.

NOTE 6. ACQUISITION OF OYO FIELD PRODUCTION SHARING CONTRACT INTEREST

On April 7, 2010, the Company consummated the acquisition of all of the interests held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (collectively,“CAMAC”) in a Production Sharing Contract (the “OML 120/121 PSC”) with respect to an oilfield asset known as the Oyo Field located offshore Nigeria (the “Contract Rights”).  The Production Sharing Contract governing the Oyo Field is by and among Allied Energy Plc (“Allied”)(formerly, Allied Energy Resources Nigeria Limited, and an affiliate of CEHL), CAMAC International (Nigeria) Limited (“CINL”)(an affiliate of CEHL), and Nigerian Agip Exploration Limited (“NAE”).   The Oyo Field was under development until oil production commenced in December 2009.

As consideration for the Contract Rights, the Company paid CEHL $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”).  In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock are exercised following the closing, then the Company is obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL to maintain CEHL’s approximately 62.74% interest in the Company. As of September 30, 2010, 112,000 of such warrants had been exercised, resulting in an obligation for the Company to issue an additional 188,591 Consideration Shares. The Company is unable to estimate the number of such remaining warrants and options which may ultimately be exercised. As additional Cash Consideration, the Company agreed to pay CEHL $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date.  This amount was paid in July 2010.  In connection with the closing on April 7, 2010, the Company, CAMAC and certain of their respective affiliates entered into a number of ancillary documents to consummate the transaction.

As a result of this transaction, a change in control of the Company occurred and CAMAC is now a related party.   As a result of its controlling interest in the Company, CAMAC has the ability to approve any matter submitted to the Company’s stockholders where a simple majority vote is required to obtain stockholder approval, whether such action is sought through a special or annual meeting or through written consent.  Additionally, CAMAC currently owns and controls enough shares to elect the Company’s directors at annual meetings.

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

The original purchase cost for the acquisition of CAMAC’s interests in the OML 120/121 PSC with respect to the Oyo Field was allocated as shown in the table below. The measurement date was the closing date, April 7, 2010.  The fair value of the consideration paid was not fixed and determinable prior to closing. The transaction has been accounted for as an acquisition of an asset and does not represent the acquisition of a business.

(In thousands)
Accounts receivable	$13,880
Inventories	11,619
Property cost of PSC interest	393,648
Current liabilities	(7,771)
Total purchase cost	$411,376

See Note 8. Impairment of Assets regarding the recording of an impairment loss on the property cost portion of this acquisition as of September 30, 2010.

NOTE 7. REVENUES AND COST OF SALES

Following is an analysis of the components for revenues and cost of sales related to crude oil for the nine months and three months ended September 30, 2010.

	Nine Months Ended September 30, 2010		Three Months Ended September 30, 2010
(In thousands)	Revenues	Cost of Sales	Revenues	Cost of Sales
-From liquidation of acquired inventory (Oyo Field interest)	$11,827	$11,715	$-	$-
-From post-acquisition production (Oyo Field interest)	9,210	6,299	8,790	6,063
Crude oil (includes royalty oil)	$21,037	$18,014	$8,790	$6,063

As shown in Note 6, one of the assets acquired as part of the Oyo Field interest was inventory.  This was for crude oil which had been produced but not yet sold as of the acquisition date. As evident in the tables of revenues and cost of sales above, a significant portion of the crude oil revenues in the nine months ended September 30, 2010 arose from the sale of this acquired inventory.  At the date of acquisition this inventory had been recorded at fair value as required under applicable accounting principles. Accordingly, the related portion of cost of sales for nine months ended September 30, 2010 reflects the liquidation of this inventory based on that recorded cost.   For the remainder of crude oil sold in the nine month and three month periods ended September 30, 2010, cost rather than fair value is the basis for cost of sales.

NOTE 8. IMPAIRMENT OF ASSETS

We evaluate our long-lived assets for indicators of potential impairment based on changes in circumstances.  Possible indicators of impairment include current period losses combined with a history of losses, significant downward oil and gas reserve revisions, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections into the future include assumptions on variables such as future sales, sales prices, operating costs, economic conditions, market competition and inflation.

During the interim period ended September 30, 2010 and in connection with the preparation of its Quarterly Report on Form 10-Q for the period ended September 30, 2010, the Company commissioned an independent petroleum engineers report for an estimate of its current crude oil net underground reserves and related future net revenues (net cash flows) on its interest in the Oyo Field in Nigeria.  This was the first assessment post-acquisition that reflected the Company’s current expected participation level in future operating and capital expenditures under the production sharing contract of this field.   The amounts of such participation can have a significant effect on the allocation of net reserves by interest owner.  The final reserve report was received by the Company on November 5, 2010 (the “Reserve Report”).

Upon review of the Reserve Report, the Company determined there was an indication of possible impairment with respect to the Oyo Field. This was due to the impact of a revised unit-of-production depletion rate on the Oyo Field oil and gas leasehold asset.  This rate would result in future operating losses on this asset if based on the existing carrying amount at September 30, 2010.

The Company then determined that the September 30, 2010 aggregate undiscounted future net cash flows on the Company’s interest in the Oyo Field (recoverable amounts) were less than the net carrying amount of that asset in property, plant and equipment.   Accordingly, on November 4, 2010, the Company determined that the leasehold asset was impaired. The estimate of cash flows included the use of the above Reserve Report combined with management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on sales and other costs to produce crude oil. This fair value was determined using “Level 3” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).

At September 30, 2010, a non-cash impairment charge of $186,235,000 was recorded in the Africa operating segment to adjust the Oyo Field carrying amount to estimated fair value based upon the present value of estimated future net cash flows.

NOTE 9. OPERATING SEGMENT DATA

The Company manages its operations on a geographical basis.  Commencing with the three months ended June 30, 2010, the Company’s two operating segments are Africa and Asia.  Previously the Company did not report by segments as there was only one operating segment.

	Nine Months Ended September 30,		Three Months Ended September 30,
Segment Revenues	2010	2009	2010	2009
(In thousands)
Africa	$21,037	$-	$8,790	$-
Asia	203	56	30	56
Total revenue - external customers	$21,240	$56	$8,820	$56

The Company has no intersegment revenues.

Segment performance is measured on an after-tax operating basis.   Corporate income and expense items for interest income and expense, corporate administrative costs, stock-related compensation and noncontrolling interests are not allocated to segments.

	Nine Months Ended September 30,		Three Months Ended September 30,
Segment Net Income (Loss)	2010	2009	2010	2009
(In thousands)
Africa – before impairment	$839	$-	$636	$-
Africa – impairment	(186,235)	-	(186,235)	-
Asia	(1,885)	(3,358)	(644)	(1,013)
Total segment net income (loss)	(187,281)	(3,358)	(186,243)	(1,013)
Corporate and other	(7,622)	(4,367)	(2,314)	(1,631)
Net income (loss) – CAMAC Energy Inc. and Subsidiaries	$(194,903)	$(7,725)	$(188,557)	$(2,644)

Segment assets below exclude intercompany receivables, intercompany investments, cash and cash equivalents, cash investments and marketable securities.

	September 30, 2010	December 31, 2009
Segment Assets
(In thousands)
Africa	$216,416	$-
Asia	1,002	582
Total segment assets	217,418	582
Corporate and other	12,608	6,854
Total assets	$230,026	$7,436

NOTE 10.  INVENTORIES

The components of the Company’s inventories were as follows at the respective dates.

	September 30, 2010	December 31, 2009
(In thousands)
Crude oil	$1,151	$-
Unfinished chemicals	47	51
Finished chemicals	23	22
Total inventories	$1,221	$73

 Cost of crude oil inventory reflects the Company’s capitalized technical services expenses as an operating cost for administration of our interest in the Oyo Field.

NOTE 11.  RELATED PARTY TRANSACTIONS

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

The Company and Mr. Ingriselli were parties to a consulting agreement, dated August 1, 2010, pursuant to which Mr. Ingriselli served as an independent consultant to the Company to assist in the transition of his management roles and responsibilities to a successor to be selected by the Company.  As compensation, Mr. Ingriselli received a fee of $40,000 per month.  Mr. Ingriselli’s consulting engagement ended September 30, 2010.

Consulting Agreement with William E. Dozier
The Company and William E. Dozier, its Interim Chief Executive Officer and member of the Board of Directors, were parties to a consulting agreement, dated August 1, 2010, pursuant to which Mr. Dozier served as an independent consultant to the Company.  The consulting agreement was terminable by either the Company or Mr. Dozier upon thirty days’ notice.  As compensation, Mr. Dozier received a fee of $30,000 per month, and was granted 100,000 shares of the Company’s Common Stock pursuant to the Company’s 2009 Equity Compensation Plan, all of which shares vested upon the effective date of the Company’s appointment of a new Chief Executive Officer. Upon the appointment of Mr. Byron A. Dunn on October 1, 2010 as Chief Executive Officer, Mr. Dozier stepped down as the Interim Chief Executive Officer and consultant.

Employment Agreement with Byron A. Dunn
Effective October 1, 2010, the Company appointed Mr. Byron A. Dunn as the Company’s new President, Chief Executive Officer, and member of the Board of Directors.  The Company and Mr. Dunn are parties to an employment agreement (“Dunn Employment Agreement”) pursuant to which Mr. Dunn shall receive an annual base salary of $375,000, a one-time cash sign-on bonus of $150,000, and payment of certain club membership and transportation expenses, and Mr. Dunn shall also be eligible to receive a discretionary cash performance bonus each year targeted at 100% of his then-current annual base salary.  Also, effective on his start date of October 1, 2010, the Company issued to Mr. Dunn 250,000 shares of Company restricted Common Stock subject to a one year vesting period, and an option to purchase 1.5 million shares of the Company’s Common Stock vesting 1/3 on December 1 of each of 2011, 2012 and 2013.  In addition, in the event the Company terminates Mr. Dunn’s employment without Cause (as defined in the Dunn Employment Agreement) or Mr. Dunn resigns for Good Reason (as defined in the Employment Agreement, (i) the Company must pay to Mr. Dunn an amount equal to 24 months of his base salary plus target bonus as in effect immediately before Mr. Dunn’s termination or resignation (30 months in connection with a Change in Control, as defined in the Dunn Employment Agreement), (ii) the Company must pay to Mr. Dunn an amount equal to 24  months of the maximum contribution the Company may make for Mr. Dunn under the Company’s 401(k) plan (30 months in connection with a Change in Control, as defined in the Employment Agreement), (iii) any outstanding stock options and restricted stock shall become fully vested, and options shall remain exercisable for 12 months, (iv) the Company shall reimburse Mr. Dunn for up to $20,000 of outplacement services, and (v) the Company shall continue to provide Mr. Dunn and his dependents with the same level of insurance benefits received immediately prior to termination or resignation for up to 2 years, or until Mr. Dunn obtains similar replacement benefits through a new employer.

Secondment Agreement for Abiola L. Lawal
 Abiola L. Lawal, the Company's Executive Vice President and Chief Financial Officer effective August 1, 2010, was under contract in that capacity from May 17, 2010 to September 1, 2010  pursuant to a secondment agreement from CAMAC International Corporation ("CIC"), Mr. Lawal's employer (the "Secondment").  During that time Mr. Lawal remained an employee of CIC, which contracted his services to the Company pursuant to the Secondment on a month-to-month basis to serve the Company on a full-time basis, reporting directly to the Company’s Chief Executive Officer.  During the term of the Secondment, the Company paid directly to CIC on a monthly basis the pro rata portion of Mr. Lawal’s then-currently existing $315,000 salary, CIC’s cost of providing employee benefits to Mr. Lawal, the pro rata portion of any cash bonus paid to Mr. Lawal and approved by the Company’s Board of Directors or Compensation Committee, CIC’s share of any employment-related taxes and fees with respect to Mr. Lawal’s employment, and any expenses incurred by CIC at the request of the Company, or otherwise required of CIC in connection with the Secondment.

The Company's Chairman and Director, Dr. Kase Lawal, is also a minority shareholder and director of CIC, as well as an indirect shareholder and control person of CEHL.  In addition to being a shareholder of CIC, Dr. Kase Lawal is the Chairman and CEO of that company, and is also a director of CAMAC International Ltd. (“CIL”) and CEHL.  Mr. Abiola Lawal and Dr. Kase Lawal have no familial relationship.  CIC represents the interests of CEHL and other entities affiliated with CIL (collectively, “CAMAC Entities”), providing technical, administrative, and other assistance to the CAMAC Entities in the United States and overseas.  Although some of the shareholders of CIC, including Dr. Kase Lawal, also own shares of the CAMAC Entities, the majority ownership of CIC and CIL are different.   During the term of Mr. Abiola Lawal's service to the Company pursuant to the Secondment, which ended September 1, 2010, he no longer served as an executive officer of CIC or any party related to CIC or any of the CAMAC Entities.

Employment Agreement with Abiola L. Lawal
On September 1, 2010, the Company and Mr. Abiola Lawal, the Company’s Executive Vice President and Chief Financial Officer, entered into an Employment Offer Letter (the “Lawal Employment Agreement”) pursuant to which Mr. Lawal became a full-time employee of the Company.  Prior to becoming a full-time employee of the Company, Mr. Lawal served as Executive Vice President and Chief Financial Officer of the Company on a full-time basis pursuant to the Secondment from CIC which ended effective September 1, 2010 upon the commencement of Mr. Lawal’s employment with the Company.

Pursuant to the Lawal Employment Agreement, Mr. Lawal receives an annual base salary of $315,000 and received a one-time cash promotion bonus of $50,000.  In addition, Mr. Lawal is eligible for a discretionary cash performance bonus each year targeted at between 25% to 50% of his then-current annual base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminates Mr. Lawal’s employment without Cause or Mr. Lawal resigns for Good Reason (each as defined in the Lawal Employment Agreement), the Company is obligated to continue paying to Mr. Lawal his base salary and benefits for a period for 12 months following such termination.

Oyo Field Transaction with CAMAC Energy Holdings Limited and Affiliates
See Note 6 regarding the Oyo Field transaction in April, 2010, which resulted in a change in control of the Company and began a related party relationship with the new majority owner and additional parties. Refer to Form 8-K, filed with the SEC on April 13, 2010, and Item 13 of Form 10-K/A for the year ended December 31, 2009, filed with the SEC on April 30, 2010, for information regarding transactions involving the Company and CAMAC Energy Holdings Limited and its affiliates regarding the April 2010 asset purchase. These related party agreements include the Technical Services Agreement, the Right of First Refusal Agreement, the Oyo Field Agreement, and the Registration Rights Agreement.

OML 120/121 Agreement with CAMAC Energy Holdings Limited and Affiliates
On October 11, 2010, the Company entered into a binding Heads of Agreement (the “OML 120/121 Agreement”) with CAMAC, superseding a prior Memorandum of Understanding dated August 6, 2010.  Pursuant to the OML 120/121 Agreement, the Company agreed to acquire CAMAC’s full remaining interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  The Company previously acquired all of CAMAC’s interest with respect to Oyo Field (the “Oyo Contract Rights”) under the OML 120/121 PSC in the transaction involving the Company’s acquisition of the interests in the Oyo Field that closed in April 2010, and upon consummation of the acquisition of the Non-Oyo Contract Rights as contemplated under the OML 120/121 Agreement, the Company will have acquired CAMAC’s full interest in the OML 120/121 PSC.

In exchange for the Non-Oyo Contract Rights, the Company will pay $5 million in cash to Allied  within 15 days of the closing of the transaction, and has the option to retain these contract rights upon payment of additional consideration to Allied upon the occurrence of certain milestones as follows:  (i) upon commencement of drilling of the first well outside of the Oyo Field under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $5 million, either in cash, or at Allied’s option, in shares of Company Common Stock; (ii) upon discovery of hydrocarbons outside of the Oyo Field under the OML 120/121 PSC in sufficient quantities to warrant the commercial development thereof, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $5 million in cash or shares; (iii) upon the approval by the Management Committee of a Field Development Plan with respect to the development of non-Oyo Field areas under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $20 million in cash or shares; and (iv) upon commencement of commercial hydrocarbon production outside of the Oyo Field under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied, at Allied’s option of (i) $25 million in shares, or (ii) $25 million in cash through payment of up to 50% of the Company’s net cash flows received from non-Oyo Field production under the OML 120/121 PSC.  There are no further payments due to Allied after satisfaction of this milestone.

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CAMAC without any compensation due to the Company and with Allied retaining all consideration paid by the Company to date.

The OML 120/121 Agreement contains the following conditions to the closing of the OML 120/121 Transaction:  (i) the Company, CINL, Allied, and NAE must enter into a Novation Agreement in a form satisfactory to the Company and CEHL and that contains a waiver by NAE of the enforcement of Section 8.1(e) of the OML 120/121 PSC (preventing Allied from transferring its interest under the OML 120/121 PSC to a third party) and that notwithstanding anything to the contrary contained in the OML 120/121 PSC, the profit sharing allocation set forth in the OML 120/121 PSC shall be maintained after the consummation of the OML 120/121 Transaction; (ii) the Company and Allied must enter into a registration rights agreement with respect to the Shares in a form satisfactory to the Company and Allied; and (iii) the Oyo Field Agreement, dated April 7, 2010, by and among the Company, CEHL and Allied, must be revised in order to remove certain indemnities with respect to Non-Oyo Operating Costs (as defined therein), provided, however, that the indemnities set forth in Sections 3.1(b) and (d) thereunder shall remain in full force and effect.  In addition, CAMAC must deliver certain data and equipment to the Company in as-is condition.

The OML 120/121Agreement also contains other customary terms, including, but not limited to, customary representations and warranties, conditions to closing, indemnification and limitation of liability provisions.

The OML 120/121 Agreement is intended by the parties to create a binding agreement between the parties with respect to the acquisition of the Non-Oyo Contract Rights by the Company, and the parties agree to endeavor to prepare and enter into a purchase and sale agreement to reflect the terms of the OML 120/121Agreement in further detail and shall endeavor to sign such Agreement as soon as possible, with the OML 120/121 Transaction expected to close on or before November 30, 2010.

Dr. Kase Lawal, the Company’s Non-Executive Chairman and member of the Board of Directors, is a director of each of CEHL, CINL, and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and Allied are each wholly-owned subsidiaries of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement. Chairman Lawal  recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

NOTE 12.  REGISTERED DIRECT OFFERINGS OF SECURITIES

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

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the February 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the February 2010 Offering ($1,200,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the February 2010 Offering (150,000 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f) (2) (D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

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

Rodman served as the Company’s exclusive placement agent in connection with the March 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the March 2010 Offering ($1,050,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the March 2010 Offering (124,408 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the March 2010 Offering ($5.275 per share).  In addition, subject to compliance with FINRA Rule 5110(f) (2) (D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the above two offerings have been used by the Company for working capital and to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which began production in December 2009.  See Note 6.

NOTE 13.  FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The September 30, 2010, balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $148,000.The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).  Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At September 30, 2010, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short- and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

 NOTE 14.  RIGHTS OFFERINGS OF SINO GAS & ENERGY HOLDINGS LIMITED

As disclosed in Note 11.  Related Party Transactions, the Company in 2009 acquired a noncontrolling interest in Sino Gas & Energy Holdings Limited (SGE), which is accounted for as an investment carried at fair value based on the public market price.  In April and May 2010, SGE offered to sell additional common equity through a rights offering that was terminated in May 2010 due to a decline in volume weighted average market price of SGE’s shares to below the price per share in the offering.  In June 2010, SGE completed a new rights offering at a lower price per share than the original offering. The Company did not exercise its purchase rights under the offering.  As a result, our equity percentage ownership in SGE has been diluted.  As of September 30, 2010, we reported the unrealized loss on SGE shares as a temporary impairment based on conditions existing at that date.  The Company will monitor future developments in SGE as they may affect the accounting for this investment.

NOTE 15.  LITIGATION AND CONTINGENCIES

At September 30, 2010, the Company was not aware of any litigation, actual or potential, which could have a material effect on its financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

In the interim period ended June 30, 2010, the Company ceased reporting as a development stage company and now reports as an operating company with significant revenues. The Company’s focus continues to be the development of new energy ventures, directly and through joint ventures and other partnerships in which it may participate that will provide value to its stockholders.

Members of the Company’s senior management team have experience in the fields of international business development, geology, petroleum engineering, strategy, government relations, and finance. Several members of the Company’s management team have held management and executive positions with U.S. and international energy companies and have managed energy projects in Africa, China, and elsewhere in Asia and in other parts of the world.

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

On April 7, 2010, the Company closed its previously announced acquisition of all of the interests held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (collectively, “CAMAC”) in a Production Sharing Contract with respect to an oilfield asset known as the Oyo Field.  This major milestone results in the recognition of significant revenue and cash flow from operations for the first time in the history of the Company.  The Production Sharing Contract governing the Oyo Field is by and among Allied Energy Plc (“Allied”) (formerly, Allied Energy Resources Nigeria Limited, and an affiliate of CEHL), CAMAC International (Nigeria) Limited (“CINL”) (an affiliate of CEHL), and Nigerian Agip Exploration Limited (“NAE”). The allocation of the total purchase cost is set forth in Note 6 of the Company's Condensed Consolidated Financial Statements (unaudited) as of September 30, 2010 included in this Report.

OYO FIELD PRODUCTION SHARING CONTRACT INTEREST

On November 18, 2009, the Company entered into the Purchase and Sale Agreement with CAMAC Energy Holdings Limited and certain of its affiliates (“CAMAC”) pursuant to which the Company agreed to acquire all of CAMAC’s interest in a Production Sharing Contract (the “OML 120/121 PSC”) with respect to the oilfield asset known as the Oyo Field (the “Contract Rights”) and agreed to the related transactions contemplated thereby, including the election of certain directors of the Company.

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

OML 120/121 TRANSACTION

On October 11, 2010, the Company entered into a binding Heads of Agreement (the “OML 120/121Agreement”) with CAMAC, superseding a prior Memorandum of Understanding dated August 6, 2010.  Pursuant to the OML 120/121 Agreement, the Company agreed to acquire CAMAC’s full remaining interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  The Company previously acquired all of CAMAC’s interest with respect to Oyo Field (the “Oyo Contract Rights”) under the OML 120/121 PSC in the transaction involving the Company’s acquisition of the interests in the Oyo Field that closed in April 2010, and upon consummation of the acquisition of the Non-Oyo Contract Rights as contemplated under the OML 120/121Agreement, the Company will have acquired CAMAC’s full interest in the OML 120/121 PSC.

In exchange for the Non-Oyo Contract Rights, the Company will pay $5 million in cash to Allied  within 15 days of the closing of the transaction, and has the option to retain these contract rights upon payment of additional consideration to Allied upon the occurrence of certain milestones as follows:  (i) upon commencement of drilling of the first well outside of the Oyo Field under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $5 million, either in cash, or at Allied’s option, in shares of Company Common Stock; (ii) upon discovery of hydrocarbons outside of the Oyo Field under the OML 120/121 PSC in sufficient quantities to warrant the commercial development thereof, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $5 million in cash or shares; (iii) upon the approval by the Management Committee of a Field Development Plan with respect to the development of non-Oyo Field areas under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $20 million in cash or shares; and (iv) upon commencement of commercial hydrocarbon production outside of the Oyo Field under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied, at Allied’s option of (i) $25 million in shares, or (ii) $25 million in cash through payment of up to 50% of the Company’s net cash flows received from non-Oyo Field production under the OML 120/121 PSC.  There are no further payments due to Allied after satisfaction of this milestone.

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CAMAC without any compensation due to the Company and with Allied retaining all consideration paid by the Company to date.

The OML 120/121 Agreement contains the following conditions to the closing of the OML 120/121 Transaction:  (i) the Company, CINL, Allied, and NAE must enter into a Novation Agreement in a form satisfactory to the Company and CEHL and that contains a waiver by NAE of the enforcement of Section 8.1(e) of the OML 120/121 PSC (preventing Allied from transferring its interest under the OML 120/121 PSC to a third party) and that notwithstanding anything to the contrary contained in the OML 120/121 PSC, the profit sharing allocation set forth in the OML 120/121 PSC shall be maintained after the consummation of the OML 120/121 Transaction; (ii) the Company and Allied must enter into a registration rights agreement with respect to the Shares in a form satisfactory to the Company and Allied; and (iii) the Oyo Field Agreement, dated April 7, 2010, by and among the Company, CEHL and Allied, must be revised in order to remove certain indemnities with respect to Non-Oyo Operating Costs (as defined therein), provided, however, that the indemnities set forth in Sections 3.1(b) and (d) thereunder shall remain in full force and effect.  In addition, CAMAC must deliver certain data and equipment to the Company in as-is condition.

The OML 120/121Agreement also contains other customary terms, including, but not limited to, customary representations and warranties, conditions to closing, indemnification and limitation of liability provisions.

The OML 120/121Agreement is intended by the parties to create a binding agreement between the parties with respect to the acquisition of the Non-Oyo Contract Rights by the Company, and the parties agree to endeavor to prepare and enter into a purchase and sale agreement to reflect the terms of the OML 120/121Agreement in further detail and shall endeavor to sign such OML 120/121 Agreement as soon as possible, with the OML 120/121 Transaction expected to close on or before November 30, 2010.

Dr. Kase Lawal, the Company’s Non-Executive Chairman and member of the Board of Directors, is a director of each of CEHL, CINL, and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and Allied are each wholly-owned subsidiaries of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

ZIJINSHAN BLOCK OPERATIONS

In April 2008 the Company received written confirmation that the Ministry of Commerce of The People’s Republic of China approved the entry by the Company’s subsidiary, PAPL, into that certain Production Sharing Contract entered into on October 26, 2007 with China United Coalbed Methane Corp. Ltd. for the exploitation of gas resources in the Zijinshan block, which is a 175,000 acre area located in the Shanxi Province of China (the “Zijinshan Block”).

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block, including spending approximately $1.5 million to shoot 162 kilometers of seismic under the work program. This seismic data has since been processed and interpreted by the Company.  Based on the seismic interpretation, four potential well locations have been identified. A regional environmental impact assessment study (“EIA”) was also completed by the Company.  Following completion of a site specific EIA study, the Company spudded well ZJS-01. This well was targeted at the 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation. The well was completed in November 2009.   Based on the results of this well, the Company has started drilling the first of two additional exploratory wells in the Zijinshan Block as part of the 2010 approved work program at a total cost for the work program of approximately $2.8 million, subject to availability of funding.  Drilling of the first additional exploratory well commenced in August 2010, which is planned to be followed by commencement of drilling on the second well during the fourth quarter of 2010.

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

In late 2009, the Company commenced limited EORP operations in the Liaoning Province through the treatment of three pilot test wells in the Liaohe Oilfield utilizing the chemical treatment technology acquired by Dong Fang.  Results of these efforts, which resulted in incremental production, have been evaluated by the Company.

The Company has recently completed a review of its strategic business plan and has decided that the EORP business will not be a core business.

CRUDE OIL RESERVES

On November 5, 2010 the Company received an independent petroleum engineers report of its net proved crude oil reserves related to our interest in the  Oyo Field portion of OML 120/121 as of June 30, 2010 based upon the current assumptions that the Company shall participate in funding up to its maximum 30% share of future operating and capital costs (the "Reserve Report"). A summary of the Reserve Report is included as Exhibit 99.1 to this Form 10-Q. Under the OML 120/121 PSC the Company has the right, but not the obligation, to fund up to a maximum of 30% of such expenditures and to receive Cost Oil recovery on such amounts in cash distributions from sale of future production.  Future Cost Oil allocable to the Company therefore affects the quantity of reserves allocated as the Company’s share in the total OML 120/121 reserves.

The Company’s net proved crude oil reserves reported as of June 30, 2010 are as follows (in thousands of barrels):

Net proved developed	1,200.8
Net proved undeveloped	4,176.1
Total net proved reserves	5,376.9

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

Rodman & Renshaw, LLC (“Rodman”) served as the Company’s exclusive placement agent in connection with the February 2010 Offering.  As consideration for its services as placement agent, Rodman  received  a cash fee equal to 6.0% of the gross proceeds of the offering ($1,200,000), as well as a  five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the offering (150,000 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the offering ($5.00 per share).  In addition, subject to compliance with Financial Industry Regulatory Authority ("FINRA") Rule 5110(f) (2) (D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

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

Rodman served as the Company’s exclusive placement agent in connection with the March 2010 Offering.  As consideration for its services as placement agent, Rodman received a cash fee equal to 6.0% of the gross proceeds of the March 2010 Offering ($1,050,000), as well as a five year warrant to purchase shares of Common Stock of the Company equal to 3.0% of the aggregate number of shares sold in the March 2010 Offering (124,408 shares of Common Stock).  Rodman’s warrant is not exercisable until the six month anniversary of the closing and the exercise price is 125% of the per share purchase price of the shares issued in the March 2010 Offering ($5.275 per share).  In addition, subject to compliance with FINRA Rule 5110(f) (2) (D), the Company reimbursed Rodman’s out-of-pocket accountable expenses actually incurred in the amount of $25,000.

Net proceeds from the above two offerings have been used by the Company for working capital purposes, and to fund  the Company’s acquisition from CAMAC of the Contract Rights with respect to  the Oyo Field, which was in production at the date of acquisition in April 2010.

FUNDING

To date the Company has raised approximately $59.1 million, gross, in equity financings to fund its ongoing working capital requirements, as well as actual and possible acquisition and development activities. The Company's business strategy includes possible maximizing of its participation in the Oyo Field under the OML 120/121 PSC and conducting short-term remedial work on Well #5 in the Oyo Field. In order to fully implement its business strategy, it is possible that the Company will need to raise additional capital, including debt to lower the overall cost of capital.  In the event the Company is unable to raise such capital on satisfactory terms or in a timely manner, the Company would be required to significantly revise its business plan.

In the nine months ended September 30, 2010, the Company, after paying $32 million cash as part of the purchase price, commenced realizing positive cash flow from its economic interest in the Production Sharing Contract (“OML 120/121 PSC”) with respect to the Oyo Field in Nigeria acquired from CAMAC in April 2010. However, the amount of cash realized in the initial period included a non-recurring amount of $13.8 million due to collection of receivables recorded in April 2010 as part of assets acquired in the Oyo Field interest acquisition. In July 2010, $6.8 million of this amount was used to liquidate the existing deferred cash purchase price obligation to CAMAC existing at the acquisition date.  The amount of cash realized in future periods from the Oyo Field economic interest will be affected by our share of net production volumes and the price per barrel realized on sale of the production.  This provides a source of cash from operations and a basis for future growth.

You should read the information in this Item 2 together with our unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending September 30, 2011 (the “Next Year”).

The recent acquisition of CAMAC’s economic interest in the Oyo Field portion of OML 120/121 PSC in Nigeria, and if consummated, the acquisition of CAMAC’s interest in the remainder of  the OML 120/121 PSC, may result in future participation of the Company in funding of additional  development in OML 120/121.  Such participation is dependent on the Company’s assessment of the expected economic returns and availability of funds.  However, the Company is not contractually obligated to provide a portion of that funding. As discussed below under Results of Operations for Africa, the Company plans to spend up to $45 million for short-term remedial work to one well designed to improve the crude oil production rate, which will require the raising of additional financing beyond that in place at September 30, 2010.

Subsequent to the anticipated closing of the OML 120/121 Transaction in late 2010 as described above, the Company will assess further over time the potential of this opportunity, including whether to exercise its related milestone options and plans to work with NAE to determine a time schedule and cost for drilling of the first exploratory well outside of the Oyo Field, subject to availability of funding.

In China, the Company also plans to continue operations in its 100% owned and operated Zijinshan Block. These operations are expected to include the completion of drilling on one well in progress as of September 30, 2010;  drilling of an additional well expected to commence in the fourth quarter of 2010;  and undertaking appropriate laboratory testing and other activities. The Company has evaluated the development stage EORP business in connection with review of its business plan and has determined that EORP will not be a core business.

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

The Company has assembled a management team with experience in the fields of international business development, geology, petroleum engineering, strategy, government relations and finance.  Members of the Company’s management team previously held positions in oil and gas development and screening roles with U.S. and international energy companies and will seek to utilize their experience, expertise and contacts to create value for shareholders.

Among the general strategies we use are:

•	Identifying and capitalizing on opportunities that play to the expertise of our management team;
•	Leveraging our productive asset base and capabilities to develop additional value;
•	Actively managing our assets and ongoing operations while attempting to limit capital exposure;
•	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations;
•	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns; and
•	Leveraging our rights of first refusal on CAMAC projects to preview and negotiate additional value-added projects from its project pipeline.

With respect to specific geographical areas our strategies include:

•	Continue development of the Oyo Field to extract value while maximizing economic return;
•	Execute the successful exploration and development of additional prospects in OML 120/121;
•	Utilize our existing presence through our Nigerian subsidiary to acquire additional Nigeria oil and gas assets; and
•	Continue the exploration and appraisal program for gas in the Zijinshan Block.

Product Research and Development

The Company to date has not engaged in any material product research or development activities.

Liquidity and Capital Resources

As of September 30, 2010, the Company had net working capital of $14,278,000, which included cash, cash equivalents and short-term investments of $11,074,000.

Net cash provided by operating activities for the first nine months of 2010 was $9,508,000 compared to net cash used in operating activities of $5,204,000 for the first nine months of 2009.  The net increase of $14,712,000 includes approximately $19,400,000 from the collection of receivables and liquidation of the profit oil portion of inventories acquired in the Oyo asset purchase. This benefit was partly offset by cash expenses incurred in the normal course of business.

Net cash used in investing activities was $38,029,000 for the first nine months of 2010, as compared to net cash provided by investing activities of $465,000 for the first nine months of 2009.  The net change of $38,494, 000 was principally due to the $38,840,000 of cash payments in April and July 2010 as partial consideration for the Oyo Field interest. Net cash provided by financing activities in the first nine months of 2010 was $35,736,000 versus zero in the first nine months of 2009.  The 2010 amount was due principally to two registered direct offerings of equity securities in 2010 for which the proceeds were used in the purchase of the Oyo Field interest.

Below in the section “Results of Operations” we discuss a non-cash impairment charge of $186,235,000 recorded at September 30, 2010 relative to Africa operations.   This charge did not result in accrual of any liabilities and accordingly has no effect on future cash funding requirements for operations.

Our future working capital requirements will depend upon numerous factors, including capital demands related to the Oyo Field, including proposed short-term remedial work on one Oyo Field well, progress of our exploration and development programs, and market developments. Our available working capital and continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, strategic alliances, and cash provided by future operations of our economic interest in the OML 120/121 PSC with respect to the Oyo Field. Such additional funds may not always become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through September 30, 2010 virtually all of our financing has been raised through private placements and registered direct offerings of equity securities.  The Company at September 30, 2010 had no credit lines for financing and no short-term or long-term debt. Our current position of no debt provides flexibility in capital raising options.

We intend to continue to fund operations for the foreseeable future from cash on hand, cash provided by our economic interest in the OML 120/121 PSC with respect to the Oyo Field and through other sources of capital  including equity and debt financing. Any additional capital that we are able to obtain may not be sufficient to meet our needs. We believe we will continue to incur a net cash outflow for China operating activities for the next 1-2 years.  The extent to which we will need additional equity or debt financing to expand our operations in the future will depend upon the rate of spending in our development plans and the amount of cash provided from our share of sales of oil production from the Oyo Field.

If during the Next Year or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

To the extent the Company acquires additional oil and gas assets and other energy-related investments and rights, consistent with its business plan, the Company may also need to raise additional funds for such projects.

As a result of limited capital resources in the past, the Company has relied on the issuance of equity securities as a significant means of compensating employees and non-employees for services. The Company enters into equity compensation agreements with non-employees if it is in the best interest of the Company and in accordance with applicable federal and state securities laws. The Company may continue to compensate employees and non-employees partially with equity compensation for services.

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

Africa Operations

Our Africa operations are comprised of an economic interest in the OML 120/121 PSC for the Oyo Field in offshore Nigeria.  The Oyo Field commenced crude oil production in December 2009, and the Company acquired its economic interest on April 7, 2010 from CAMAC Energy Holdings Limited and certain of that company’s affiliates (collectively “CAMAC”).  Under the structure of the OML 120/121 PSC, crude oil produced is allocated among royalty oil (for royalties payable to the Nigerian government), cost oil (for recovery of capital and operating costs), tax oil (for income taxes payable to the Nigerian government), and profit oil which is allocated 100% to the operating interest owners.  Past expenditures for capital and operating costs of this field since the commencement of the OML 120/121 PSC with the current partner have been funded entirely by the other partner.  There are also certain pre-OML 120/121 PSC costs incurred which may ultimately qualify for inclusion in the cost base for recovery as cost oil upon approval by the applicable Nigerian authorities.  A portion of these costs would be allocable to the Company’s interest.  To date, two oil producing wells (wells #5 and #6) have been drilled and are in production.  The development plan provides for at least two additional oil producing wells which if successful would result in increased production rates for the field and additional revenues and cash flows.

The Company reports its share of net production barrels in the period physically produced and reports sales revenue for the related barrels only when a lifting (sale) occurs.  Production for the entire field is stored in an offshore FPSO vessel until sufficient tanker-size quantity is available for lifting.  The exact timing of liftings is affected by the rate of daily production, which is not currently sufficient for a lifting every month.  For production not yet sold, our net share is estimated from total field production for the respective period multiplied by our applicable percentage of total proceeds we received in the latest lifting settlement prior to the date of production.  The percentage we receive from each lifting is subject to fluctuation because the proportions of cost oil and profit oil in each settlement can vary.  This is dependent upon whether the maximum allowable cost oil recovery, or a lesser amount, is elected by the operating contractor in computing its share, which then affects the levels of profit oil for both parties. Inventory barrels included in the assets acquired at April 7, 2010 are excluded from the Company’s production volumetric statistics as this amount constitutes physical production prior to the acquisition date.  Average revenue per barrel on crude oil sold in the nine months and three months ended September 30, 2010 was $83.23 and $75.09 respectively.

Understanding the Results
The Company’s share of net production (which excludes royalties and the share of the other partner) from two oil producing wells for the period April 7 to September 30, 2010 (177 days) averaged 461 barrels per day and for the three months ended September 30, 2010 averaged 375 barrels per day.  Oyo Field total gross oil production per day decreased in the three month period ended September 30, 2010 versus the period April 7 to June 30, 2010. The source of the decline has been identified as mainly due to two issues: gas channeling from a natural gas cap into production of well #5 that has occurred at the expense of oil production, and increased produced water that has occurred principally in production of well #6.  The total gross production from the Oyo Field for the period April 7 to September 30, 2010 was 1,496,000 barrels, including royalty barrels. The Company’s share of net production, which excludes royalty barrels and the share of the other partner, was 81,570 barrels for that period.

The net operating income (before non-cash impairment)  for the Africa operations shown below for the nine month and three month interim periods ended September 30, 2010 should not be viewed as predictive of results for future periods.  For the nine month interim period, this is partially because virtually all of the crude oil revenue in the six months ending June 30, 2010 arose from the sale of crude oil inventory included in the Oyo Field assets acquired on April 7, 2010 and recorded at fair value at that date under applicable accounting principles.  This fair value per barrel approximated the ultimate sales price per barrel realized in the subsequent April 2010 third party lifting (sale) of  Oyo Field crude oil. The initial inventory amount was fully charged to cost of sales against the April 2010 sale under the Company’s first in, first out accounting method for valuing inventories.  Thus the Company recorded only a small profit margin on the initial inventory that was liquidated in April 2010 although significant sales revenues were recorded. For future periods compared to the current nine month and three month interim periods, net operating income for Africa will be affected by changes in the overall level of production in the Oyo Field, fluctuations in the market prices realized, changes in our percentage share of crude oil sales, and levels of our operating expenses, including operating expenses chargeable to the OML 120/121 PSC that result in recovery as cost oil. The Company is currently dependent on this field as our only present source of crude oil production.

Impairment of Assets
We evaluate our long-lived assets for indicators of potential impairment based on changes in circumstances.  Possible indicators of impairment include current period losses combined with a history of losses, significant downward oil and gas reserve revisions, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections into the future include assumptions on variables such as future sales, sales prices, operating costs, economic conditions, market competition and inflation.

During the interim period ended September 30, 2010 and in connection with the preparation of its Quarterly Report on Form 10-Q for the period ended September 30, 2010, the Company commissioned an independent petroleum engineers report for an estimate of its current crude oil net underground reserves and related future net revenues (net cash flows) on its interest in the Oyo Field in Nigeria.  This was the first assessment post-acquisition that reflected the Company’s current expected participation level in future operating and capital expenditures under the production sharing contract of this field.   The amounts of such participation can have a significant effect on the allocation of net reserves by interest owner.  The final reserve report was received by the Company on November 5, 2010 (the “Reserve Report”).

Upon review of the Reserve Report, the Company determined there was an indication of possible impairment with respect to the Oyo Field. This was due to the impact of a revised unit-of-production depletion rate on the Oyo Field oil and gas leasehold asset.  This rate would result in future operating losses on this asset if based on the existing carrying amount at September 30, 2010.

The Company then determined that the September 30, 2010 aggregate undiscounted future net cash flows on the Company’s interest in the Oyo Field (recoverable amounts) were less than the net carrying amount of that asset in property, plant and equipment.  Accordingly, on November 4, 2010, the Company determined that the leasehold asset was impaired. The estimate of cash flows included the use of the above Reserve Report combined with management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on sales and other costs to produce crude oil.

As of September 30, 2010, a non-cash impairment charge of $186,235,000 was recorded in the Africa operating segment to adjust the Oyo Field carrying amount to estimated fair value based upon the present value of estimated future net cash flows.

Remediation Plan for Well # 5
The Management Committee (MACOM) under the OML 120/121 PSC has approved a short-term remedial work plan for well #5 under which pumping of a chemical sealant will occur to block the flow of gas after identifying the locations of gas entry into the well bore. The estimated cost will be approximately $45 million. The Company is exploring available options for funding of these costs. When and if the Company funds these costs, it will be entitled to cost recovery of such expenses as non-capital costs (operating costs) from cost oil under the terms of the OML 120/121 PSC. In the calculation of cost oil recovery, non-capital costs are recoverable before capital costs, as defined by the OML 120/121 PSC. Planning for the work is in progress including designating the rig Transocean Marianas to perform the work.  Once funding is assured and the work plan is finalized, the remedial work could commence in the fourth quarter of 2010 and be completed in approximately 30 days.

Asia Operations

Our Asia active operations in China comprise two areas of focus at present --- gas reserves development and enhanced oil recovery and production (EORP).

In the Zijinshan Block located in Shanxi province, the Company performed seismic work in 2009 and drilled its first exploratory well in late 2009.   For 2010 the Company plans to drill two additional exploratory wells with an expected drilling cost totaling $2 million included in total expected expenditures of $2.8 million for the year. At September 30, 2010, drilling had commenced on the first of these two wells. As of September 30, 2010, $523,000 was capitalized in properties, plant and equipment as wells in progress of drilling. Under the production sharing contract covering this area, the Company is obligated to drill an additional four wells in future periods, estimated to cost $1 million each, for a total of seven wells in the exploratory phase before commencement of formal development. Therefore, no revenues are expected from this area in 2010 and 2011.

The EORP activities involve two aspects.  First, revenue is currently realized through sales of our proprietary formula mixed EORP chemicals by a third party company to customers for EORP treatment of their oil wells Second, we have been evaluating prospective projects for application of our EORP technology in China involving our proprietary formula for mixed EORP chemicals in which the Company would perform the well treatment either as contractor or as part interest holder in a production sharing contract.  The Company has recently completed a review of its strategic business plan and has decided that the EORP business will not be a core business.

Segment Analysis

Our segment analysis that follows is segmented on a geographic basis between our active operations in Africa (Nigeria) and Asia (China) for revenues and among Africa, Asia and Corporate for net income/loss.  This is based upon the current management structure of our Company.

(In thousands)	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Revenues	2010	2009	2010	2009
Africa	$21,037	$-	$8,790	$-
Asia	203	56	30	56
Total	$21,240	$56	$8,820	$56

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Net Income (Loss)	2010	2009	2010	2009
Africa - before impairment	$839	$-	$636	$-
Africa - impairment	(186,235)	-	(186,235)	-
Asia	(1,885)	(3,358)	(644)	(1,013)
Corporate and other	(7,622)	(4,367)	(2,314)	(1,631)
Net income (loss) - CAMAC Energy Inc. and Subsidiaries	$(194,903)	$(7,725)	$(188,557)	$(2,644)

Revenues and net income for Africa before impairment in the nine months and three months ended September 30, 2010 reflected initial crude oil sales revenues since the acquisition in April 2010 of the Oyo Field production sharing contract interest.  Africa results include a non-cash impairment loss of $186,235,000 as discussed above under “Africa Operations – Impairment of Assets”.

Revenues in Asia for the nine months and three months ended September 30, 2010 and 2009 related to sales of EORP chemicals.  Net losses in Asia decreased in the nine months ended September 30, 2010 versus the comparable period in 2009 due to decreased exploratory expenses. There was a temporary decline in exploratory activity in the Zijinshan Block in the first six months of 2010 during further review and planning for the drilling of additional wells which commenced in the third quarter of 2010.  For the three months ended September 30, 2010, net operating losses decreased versus the comparable period in 2009 principally due to decreased consulting and EORP expenses.

Net operating losses for Corporate and other items increased in the nine months ended September 30, 2010 versus the comparable 2009 periods principally due to increased salaries and bonus expense of $663,000 (including termination and accrued vacation payments of $345,000 to executives retiring in 2010); increased insurance expense of $221,000; increased executive recruiting fees of $254,000; increased  NYSE Amex listing fees of $142,000; and increased stock-based employee compensation expense of $1,370,000. The latter included $638,000 for the effects of accelerating the vesting dates of certain awards and reversal of expense on forfeited awards previously granted to former executive officers who retired in 2010.

Net operating losses for Corporate and other items increased in the three months ended September 30, 2010 versus the comparable 2009 periods principally due to increased salaries and bonus expense of $347,000; increased executive recruiting fees of $254,000;  and  increased insurance expense of  $110,000. This was partially offset by decreased stock-based employee compensation expense of $321,000, principally due to a decrease of $380,000 for effects of accelerating vesting dates of certain awards and reversal of expense on forfeited awards previously granted to former executive officers who retired in 2010.

Condensed Consolidated Statements of Income – Operating loss detail

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

•
Revenues from sales and services:  The increase in revenues of $21,184,000 is principally due to crude oil sales from the Oyo Field in 2010, the initial year of activity.  China EORP operations’ sales of finished chemicals and services revenues also increased but did not have a significant effect on the total increase.

•
Crude oil and products cost of sales:  The increase of $18,108,000 is principally due to crude oil sales from the Oyo Field in 2010, the initial year of activity.  Cost of sales from sales of finished chemicals in China also increased but did not have a significant effect.

•	Operating expenses: The increase of $185,000 is principally due to $204,000 in Nigeria in 2010, the initial year of activity.

•
 Selling, general and administrative expenses:  The increase of $3,320,000 is principally due to increased salaries and bonus expense of $663,000 (including termination and accrued vacation payments of $345,000 to executives retiring in 2010); increased insurance expense of $221,000; increased executive recruiting fees of $254,000; increased NYSE Amex listing fees of $142,000; and increased stock- based employee compensation expense of $1,370,000.  The latter included $638,000 for the effects of accelerating the vesting dates of certain awards and reversal of expense on forfeited awards previously granted to former executive officers who retired in 2010.

•	Exploratory expenses: The decrease of $1,382,000 is related to China gas operations and was affected by the timing of expenditures and well completion status at the end of the respective periods.

•	Impairment of assets: The increase of $186,235,000 is due to the year 2010 charge of that amount on the Oyo Field in Nigeria as discussed above under “Africa Operations – Impairment of Assets.”

•	Depreciation, depletion and amortization: The increase of $2,149,000 is principally due to depletion expense on the Oyo Field in 2010, the initial year of activity.

Three months ended September 30, 2010 versus three months ended September 30, 2009

•
Revenues from sales and services: The increase in revenues of $8,764,000 is principally due to crude oil sales from the Oyo Field in 2010, the initial year of activity.  China EORP operations’ sales of finished chemicals and services revenues decreased but did not have a significant effect on the total increase.

•
Crude oil and products cost of sales: The increase of $6,030,000 is principally due to crude oil sales from the Oyo Field in 2010, the initial year of activity.  Cost of sales from sales of finished chemicals in China also decreased but did not have a significant effect.

•
Operating expenses: The decrease of $116,000 is principally due to a decrease of $120,000 from China EORP operations, a decrease in consulting expense of $248,000 principally in China EORP operations, partially offset by an increase of $204,000 for Nigeria in 2010, the initial year of activity.

•
 Selling, general and administrative expenses: The increase of $647,000 is principally due to increased salaries and bonus expense of $347,000; increased executive recruiting fees of $254,000; and increased insurance expense of $110,000. This was partially offset by decreased stock-based employee compensation expense of $321,000, principally due to a decrease of $380,000 for effects of accelerating vesting dates of certain awards and reversal of expense on forfeited awards previously granted to former executive officers who retired in 2010.

•	Exploratory expenses: The decrease of $45,000 is related to China gas operations and was affected by the timing of expenditures and well completion status at the end of the respective periods.

•	Impairment of assets: The increase of $186,235,000 is due to the year 2010 charge of that amount on the Oyo Field in Nigeria as discussed above under “Africa Operations – Impairment of Assets”.

•	Depreciation, depletion and amortization: The increase of $2,031,000 is principally due to depletion expense on the Oyo Field in 2010, the initial year of activity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Tabular Disclosure of Contractual Obligations

Refer to Part II, Item 7 of the Company’s year 2009 Annual Report on Form 10-K and 10-K/A, for a table summarizing the Company’s significant contractual obligations as of December 31, 2009.

Recently Issued Accounting Standards Not Yet Adopted

As of September 30, 2010 there were no new accounting standards not yet adopted that were expected to have a material effect on the Company in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks relative to foreign currency denominated financial instruments owned for the nine months ended September 30, 2010, is not materially different from that provided in Part II, Item 7A of the Company’s 2009 Annual Report on Form 10-K and 10-K/A.

At September 30, 2010, the Company’s exposure to a decrease in income on its short-term investments if interest rates decline was not materially different as compared to December 31, 2009.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Byron A. Dunn, our Chief Executive Officer, and Mr. Abiola L. Lawal, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, Mr. Dunn and Mr. Lawal concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and related discussion in Part I, "Item 1A. Risk Factors" in our 2009 Annual Report on Form 10-K and 10-K/A, in our March 19, 2010 proxy regarding the Oyo Field transaction, and as amended below.

Risks previously disclosed in the above incorporations by reference as “Risks Related to the CAMAC Transaction” or “Risk Factors Associated With the Transaction” no longer apply for risks associated only with failure to complete the CAMAC Transaction or risks that existed only up to the date of completion of the CAMAC Transaction.

Risks previously disclosed in the above incorporations by reference as specific to the Oyo Field or the Oyo Field Production Sharing Contract now apply to all of OML 120/121 due to the OML 120/121 Transaction.

Risks previously disclosed in the above incorporations by reference as “Risks Related to Chinese and Other International Operations” now also apply to Nigeria operations except for risks that are country-specific to China for Chinese currency and trade sanction issues.

The explanation following the previously disclosed risk below is revised due to the change in executive officers during year 2010:

The loss of key employees could adversely affect the Company’s ability to operate.

We believe that our success depends on the continued service of our key employees, as well as our ability to hire additional key employees, when and as needed. Each of Byron A. Dunn, our President and Chief Executive Officer, Abiola Lawal, our Executive Vice President and Chief Financial Officer, and Richard Grigg, our Senior Vice President and Managing Director, has the right to terminate his employment at any time without penalty under his employment agreement. The unexpected loss of the services of either Mr. Dunn, Mr. Lawal, Mr. Grigg, or any other key employee, or our failure to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on our ability to execute our business plan and therefore, on our financial condition and results of operations.

The following additional risk is added as a result of the change of control of the Company in year 2010 and the pending OML 121/121 Transaction:

Our business partner, CAMAC, is a related party, and our non-executive chairman is a principal owner and one of the directors of CAMAC.

Our majority shareholder, CEHL, is one of the entities constituting our business partner, CAMAC.  Dr. Kase Lawal, the Company’s Non-Executive Chairman and member of the Board of Directors, is a director of CEHL as well as CINL and Allied, also entities constituting CAMAC. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and Allied are each wholly-owned subsidiaries of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in any transactions with CAMAC including the agreements entered into with CAMAC in April 2010 and the OML 120/121 Transaction that we expect to enter into and close by November 30, 2010. These relationships may result in conflicts of interest. We may not be able to prove that these agreements are equivalent to arm’s length transactions.  Should our transactions not provide the value equivalent of arm’s length transactions, our results of operations may suffer and we may be subject to costly shareholder litigation.

The following additional risk is added as a result of the Company’s initial reporting of proved reserves:

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities.  In the case of production sharing contracts, the quantities allocable to a part-interest owner’s share are affected by the assumptions of that owner’s future participation in funding of operating and capital costs. Actual future production, prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from estimates. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed.  In addition, estimates of proved reserves reflect production history, results of exploration and development, prevailing prices and other factors, many of which are beyond our control. Due to the limited production history of our undeveloped acreage, the estimates of future production associated with such properties may be subject to greater variance to actual production than would be the case with properties having a longer production history.

The following additional risk is added:

If we lose our status as an indigenous Nigerian oil and gas operator, we would no longer be eligible for preferential treatment in the acquisition of oil and gas assets and oil and gas licensing rounds in Nigeria.

We are considered an indigenous Nigerian oil and gas operator by virtue of our majority stockholder, CEHL, which is an indigenous Nigerian oil and gas company.  This status makes us eligible for preferential treatment under the Nigerian Content Development Act with respect to the acquisition of oil and gas assets and in oil and gas licensing rounds in Nigeria.  If CEHL were to lose its status as an indigenous Nigerian oil and gas company due to its affiliation with our U.S. based company or otherwise, or if CEHL’s majority interest in us were to be diluted or reduce due to additional issuances of equity by the Company, CEHL’s sale or transfer of its interest in the Company or otherwise, we may lose our status as an indigenous Nigerian oil and gas operator.  As a result, we would lose one of our key advantages in the Nigerian oil and gas market and our results of operations could materially suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales to United States Persons

On July 16, 2010 and, the Company issued an aggregate of  14,110 shares of Common Stock to one individual upon the cashless "net" exercise by such individual of placement agent warrants held by him exercisable for an aggregate of 21,000 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 21,000 to 14,110 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of $3.81 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the NYSE Amex on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

On July 29, 2010, the Company issued an aggregate of 13,871 shares of Common Stock to one individual upon the cashless "net" exercise by such individual of placement agent warrants held by him exercisable for an aggregate of 20,863 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 20,863 to 13,871 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of $3.73 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the NYSE Amex on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

On August 30, 2010, the Company issued an aggregate of 18,961 shares of Common Stock to one individual upon the cashless "net" exercise by such individual of placement agent warrants held by him exercisable for an aggregate of 40,906 shares of the Company's Common Stock at a price of $1.25 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 40,906 to 18,961 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of $2.33 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the NYSE Amex on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

On August 30, 2010, the Company issued an aggregate of 14,249 shares of Common Stock to one individual upon the cashless "net" exercise by such individual of placement agent warrants held by him exercisable for an aggregate of 40,000 shares of the Company's Common Stock at a price of $1.50 per share.  The aggregate number of shares of Common Stock issued upon exercise of the warrants was reduced from 40,000 to 14,249 shares of Common Stock to effect the cashless "net" exercise of the warrants in accordance with their terms, assuming a deemed fair market value of $2.33 per share as calculated under the warrants as the closing price quoted for one share of the Company's Common Stock as reported on the NYSE Amex on the last trading day prior to the exercise date.  The warrants were originally issued to Garden State Securities, Inc. in its role as a placement agent for the Company on May 7, 2007, and subsequently assigned to the individual warrant holders in August 2007.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated September 21, 2010, by and between Byron A. Dunn and the Company
10.2	Employment Offer Letter, dated September 1, 2010, by and between Abiola L. Lawal and the Company
23.1	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Netherland, Sewell & Associates, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC ENERGY INC.

Dated: November 8, 2010	By:	/s/ Byron A. Dunn
Byron A. Dunn
Chief Executive Officer