Form 10-K/A
period 2010-12-31
CAMAC Energy Inc.
filed 2011-05-02
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
Amendment No. 1
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $225,191,980 (based on $3.73 per share, the last price of the common stock as reported on the NYSE Amex on such date).  For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.  As of April 29, 2011, there were 154,059,878 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on March 11, 2011.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the names of our current directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. Directors are elected at each annual meeting of stockholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Name	Age	Position

Dr. Kase Lukman Lawal	56	Chief Executive Officer, Chairman and Director
Abiola L. Lawal	46	Executive Vice President and Chief Financial Officer
Dr. Lee Patrick Brown	73	Director
William E. Dozier	58	Director
John Hofmeister	63	Director
Hazel R. O’Leary	74	Director

DR. KASE LUKMAN LAWAL.  Dr. Lawal has served on the Company’s Board of Directors since April 2010, as the Company’s Chairman since May 2010, and as the Company’s Chief Executive Officer since April 2011.  As Chairman of CAMAC International Corporation (“CAMAC”), Dr. Kase Lawal leads a diverse group of affiliated companies that comprise the second largest African-American owned corporation in the United States. He is also chairman of CAMAC’s Allied Energy Corporation. Committed to public service, he contributes valuable leadership as a commissioner on the Port of Houston Authority and as vice chairman of the Houston Airport Development System Corporation. He is also a member of the National Urban League’s Board of Directors and the Fisk University Board of Trustees. Dr. Lawal is a member of the board of directors and a majority shareholder in Unity National Bank, the only federally-insured and licensed African American-owned bank in Texas.  In September 2010, Dr. Lawal was appointed to, and continues to serve as a member of, President Obama’s Advisory Committee for Trade Policy and Negotiation.  Dr. Lawal earned a bachelor’s degree in chemistry from Texas Southern University and an MBA in finance and marketing from Prairie View A&M University in Prairie View, Texas. He was awarded an honorary doctorate in philosophy from Fort Valley (Georgia) State University and an honorary doctorate in humane letters from Texas Southern University.

ABIOLA L. LAWAL.  Mr. Abiola Lawal has served as the Executive Vice President and Chief Financial Officer since May 2010.  Prior to joining the Company, Mr. Lawal served from August 2008 to April 2010 as the Executive Vice President and Chief Strategy Officer of CAMAC International Corporation (“CAMAC”), a privately-held $2 billion revenue international oil and gas company, and Allied Energy Plc, a wholly-owned subsidiary of CAMAC, both headquartered in Houston, Texas.  Prior to CAMAC, Mr. Lawal served from July 2008 to August 2008 as Co-founder, Chief Executive Officer and Vice Chairman of Innovatum Technologies, a privately-held technology outsourcing and training company headquartered in Lagos, Nigeria.  Prior to Innovatum Technologies, from September 2005 to June 2008 Mr. Lawal was Group Chief Strategy Officer of Oando Plc, a $2.5 billion revenue Nigerian and Johannesburg Stock Exchange-listed oil and gas company headquartered in Lagos, Nigeria.  He also served during this period as Executive Director of Oando Plc’s Gas & Power Division.  During Mr. Lawal’s tenure at Oando Plc, he also served as Director of several of its subsidiaries, including Gaslink Ltd, Oando Ghana and Akute Power Ltd., and also represented Oando Plc management on the Oando Plc Board of Directors’ Finance & Strategy Committee.  While at Oando Plc, Mr. Lawal also served as the Chairman of its Management Tender Committee, which was responsible for reviewing high procurement value items, as well as Chairman of the Oando Plc Investment Review Committee. Prior to joining Oando Plc, Mr. Lawal served in a number of strategic planning, technology implementation and consultative roles for several Fortune 500 clients:  from February 2003 to September 2005, Mr. Lawal worked as a Senior Manager in the Business Strategy & Transformation Group with SAP America Inc. at its Irvine, California location; from May 2002 to February 2003, he served as the Chief Executive Officer of eWorldtrack Mobile Technologies, Inc., a development-stage GPS technology tracking and communications company located in Anderson, South Carolina; and from July 1996 to January 1997, he worked as a Financial Analyst on the Balanced Scorecard Project in the Financial Planning Department for Walt Disney Company out of its offices in Anaheim, California.  Mr. Lawal also worked as a Manager for Ernst & Young LLP and later Cap Gemini out of its offices located in Irvine, California from August 1997 to May 2002.

Mr. Lawal holds an MBA from the Paul Merage School of Business at the University of California, Irvine, and a Bachelor of Science in Economics and minor in Finance from the University of Ilorin, Nigeria, and is a Member of the UK-based Institute of Directors.  Mr. Lawal has written a number of articles in the business press and he is a regular contributor to CNBC Africa and CNBC America on energy issues and opportunities.  Mr. Lawal has no family relationship with Dr. Kase Lawal, the Company’s Chairman.

DR. LEE PATRICK BROWN.  Dr. Brown has served on the Company’s Board of Directors since April 2010.  Capping a career of public service dedicated to law enforcement, Dr. Lee P. Brown was elected Mayor of the City of Houston on December 6, 1997, sworn in on January 2, 1998; and reelected in 1999 and again in 2001, serving the maximum of three terms in office.  Prior to his election as Mayor of the Nation’s fourth-largest city, Dr. Brown served in President Bill Clinton’s Cabinet as Director of the White House Office of National Drug Control Policy from 1993 to 1996. Dr.  Brown rose through the law enforcement ranks - first as a patrolman with the San Jose, California Police Department; then as a Sheriff of Multnomah County, Oregon; followed by Commissioner of Public Safety in Atlanta, Georgia; Chief of Police in Houston, Texas; and Police Commissioner for New York City, New York.

Dr. Brown has an undergraduate degree in criminology from Fresno State University, a master’s degree in sociology from San Jose State University and holds a master’s degree and doctorate degree in criminology from the University California at Berkeley, where he also is an UC-Berkeley Fellow. He was selected as UC-Berkeley’s 2004 Alumnus of the Year.  He also holds honorary doctorate degrees from Florida International University, Portland State University, State University of New York, Fresno State University, John Jay College of Criminal Justice, Paul Quinn College and Howard University. He is an honorary visiting professor at four universities in China.

Dr. Brown also has been a part time Professor at San Jose State University; Professor and Chairman of the Department of Administration of Justice at Portland State University; Associate Director of the Institute for Urban Affairs and Research and Professor of Public Administration at Howard University; University Professor at Texas Southern University; and a Senior Scholar at the James A. Baker III Institute for Public Policy and Professor of Sociology at Rice University. After leaving the Office of the Mayor, he served as a Visiting Scholar in the School of Social Sciences at Rice University.

Dr. Brown is currently the Chairman and CEO of Brown Group International, member of the Board of CAMAC International Corporation and Chairman of the Board of Unity National Bank.

WILLIAM E. DOZIER.  Mr. Dozier has been a member of the Company’s Board of Directors and the Chairman of the Company’s Technical/Operating Committee since May 2009.  Mr. Dozier has over 34 years of technical and operational experience in the U.S. and international oil and gas industry.  Since 2005, Mr. Dozier has served as an independent consultant and President of Extex Consulting, Inc. based in Tulsa, Oklahoma and Houston, Texas, and since late 2005 has also served on the Board of Directors of Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploitation, development and production of crude oil and natural gas resources.

Mr. Dozier has held several key executive positions, including Senior Vice President of Business Development and Senior Vice President of Operations during his 13-year career at Vintage Petroleum, Inc. (a large publicly-traded independent oil and gas company), which was acquired by Occidental Petroleum for $3.8 billion in 2006.  At Vintage, Mr. Dozier demonstrated his outstanding leadership in a wide spectrum of business activities in the global oil and gas industry, including the acquisition and establishment of engineering, administrative and field operations for both U.S. and international projects.  From 1983 to 1992, Mr. Dozier was Manager of Operations Engineering for Santa Fe Minerals Inc., an independent oil and gas company.  Mr. Dozier began his career with Amoco Production Company in 1975, working in all phases of production, reservoir evaluations, drilling and completions in the Mid-Continent and Gulf Coast areas.

Throughout his career, Mr. Dozier has been active in multiple industry and charitable groups.  Being a member of the Society of Petroleum Engineers (SPE) since 1973, he has served as Local Section Chairman and board member, and on three national SPE committees, where he chaired the Career Guidance Committee and the Technical Information Committee.  In addition to SPE, he has been involved in the International Petroleum Association of America (IPAA), the Texas Independent Producers and Royalty Owners (TIPRO), Texas Alliance of Energy Producers (TAEP), the Oklahoma Independent Petroleum Association (OIPA) and the California Independent Petroleum Association (CIPA) where he served on the board of directors and membership committee.  He is also a member of the Tulsa Petroleum Club, the Houston Producers Forum and the National Association of Corporate Directors.   Mr. Dozier also serves on the Advisory Board for Happy Hands Education Center for deaf and hearing-impaired children located in Tulsa, Oklahoma.

Mr. Dozier is a licensed petroleum engineer in the State of Texas with a B.S. Degree in Petroleum Engineering from The University of Texas.

JOHN HOFMEISTER.  Mr. Hofmeister has served on the Company’s Board of Directors since April 2010.  Upon retirement from Shell Oil Company in July 2008, Mr. Hofmeister founded the not-for-profit (501(c)(3)), nationwide membership association, Citizens for Affordable Energy, which he currently heads.  This Washington D.C.-registered, public policy education firm exists to promote sound U.S. energy security solutions for the nation, including a range of affordable energy supplies, efficiency improvements, essential infrastructure, sustainable environmental policies and public education on energy issues.

Mr. Hofmeister was named President of Houston-based Shell Oil Company in March 2005, heading the U.S. Country Leadership Team, which included the leaders of all Shell businesses operating in the United States.  He became President after serving as Group Human Resource Director of the Shell Group, based in The Hague, The Netherlands.

A business leader who has participated in the inner workings of multiple industries for over 36 years, Mr. Hofmeister also has held key leadership positions in General Electric, Nortel and AlliedSignal (now Honeywell International).  Mr. Hofmeister serves as Chairman of the National Urban League and is a member of the U.S. Department of Energy’s Hydrogen and Fuel Cell Technical Advisory Committee and the Sodexo Business Advisory Board.  He also serves as a non-executive director of Hunting PLC, a London-based supplier to the oil and gas industry (since August 2009), and Lufkin Industries, Inc., a Lufkin, Texas-based supplier of oilfield and power transmission products (since January 2010).  He serves on the boards of the Foreign Policy Association, Strategic Partners, LLC, the Gas Technology Institute and the Center for Houston’s Future.  Mr. Hofmeister is a Fellow of the National Academy of Human Resources.  He also is a past Chairman and serves as a Director of the Greater Houston Partnership.

Mr. Hofmeister earned Bachelor’s and Master’s Degrees in Political Science from Kansas State University.

HAZEL R. O’LEARY.  Ms. O’Leary has served on the Company’s Board of Directors since April 2010.  Since 2004, Ms. O’Leary has served as the President of Fisk University in Nashville, Tennessee.  She also currently serves on the board of directors of the ITC Holdings, Corp. She serves on the non-profit boards of Nashville Alliance for Public Education, Nashville Business Community for the Arts and Arms Control Association. Ms. O’Leary served as an assistant attorney general and assistant prosecutor in the state of New Jersey and was appointed to the Federal Energy Administration under President Gerald Ford and served as Assistant Secretary of Energy under President Jimmy Carter. Ms. O’Leary worked in the private sector as a principal at the independent public accounting firm of Coopers and Lybrand from 1977 to 1979. In 1981 she was named vice president and general counsel of O’Leary and Associates, a company focused on international economics and energy. She served in that capacity until 1989 and then returned as president from 1997 to 2001. In 1989, she became executive vice president for environmental and public affairs for the Minnesota Northern States Power Company and, in 1992, was promoted to president of the holding company’s gas distribution subsidiary. Ms. O’Leary served as the Secretary of Energy during the first Clinton Administration from 1993 to 1997. She served as president and chief operating officer for the investment banking firm Blaylock and Partners in New York from 2000 to 2002. She previously served on the Board of Directors of the UAL Corporation, the parent company of United Airlines, Scottish Re, Ltd. (a financial services and reinsurance company), ICF Kaiser International, Inc., an engineering, construction and consulting company and the AES Company, a global power producer. After earning a bachelor’s degree at Fisk University , Ms. O’Leary earned her law degree from Rutgers University School of Law.  She is a member of the New Jersey State Bar Association and The District of Columbia Bar Association.

CORPORATE GOVERNANCE

Our current corporate governance practices and policies are designed to promote stockholder value, and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board of Directors provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies.  The current corporate governance guidelines are available on the Company’s website at http://www.camacenergy.com .  Printed copies of these charters may be obtained, without charge, by contacting the Company at: Corporate Secretary, CAMAC Energy Inc., 1330 Post Oak Boulevard, Suite 2575, Houston, Texas 77056.

Board and Board Committees

There are currently five directors serving on the Company’s Board of Directors (the “Board”):  Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown, Hazel R. O’Leary, and William E. Dozier.  The Board has established three Committees:  the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors.  From time to time, the Board may establish other committees.  The Board has approved and adopted a written charter for each of the Committees, each of which is available via the Company’s website at http://www.camacenergy.com . Printed copies of these charters may be obtained, without charge, by contacting the Company at: Corporate Secretary, CAMAC Energy Inc., 1330 Post Oak Boulevard, Suite 2575, Houston, Texas 77056.

During the fiscal year ended December 31, 2010, the Board held a total of nine meetings.  Each then-current director attended all of the total number of meetings of the Board, save for (i) former director Mr. Robert Stempel, who was absent with notice from one meeting, (ii) current director Ms. Hazel O’Leary, who was absent with notice from one meeting, (iii) current director Mr. William Dozier, who was absent with notice from one meeting, (iv) current director Mr. John Hofmeister, who was absent with notice from three meetings, and (v) Dr. Kase Lukman Lawal, who recused himself from attending one meeting due to a conflict of interest.   We do not have a policy requiring Board members to attend the annual meeting of our stockholders.  All members of the Board who were members of the Board on the date of our 2010 annual meeting of stockholders attended our 2010 annual meeting of stockholders, save for Mr. John Hofmeister, who was absent with notice.

Governance Structure

The Company’s Board of Directors appointed Dr. Kase Lawal to act as Chairman of the Board in May 2010.  Prior to such appointment, Frank C. Ingriselli, our former Chief Executive Officer and member of the Company’s Board of Directors, acted in this capacity.  The Company separated the roles of the Chairman of the Board of Directors and the Chief Executive Officer in May 2010 to allow our Chief Executive Officer the ability to focus the majority of his time and efforts on the day-to-day operations, growth and development of the Company.  We believe that this governance structure will serve the Company’s stockholders well in the coming years.  As a result of the resignation of Mr. Byron Dunn as President and Chief Executive Officer on April 11, 2011, Dr. Lawal has temporarily assumed the additional position of Chief Executive Officer while a search is underway for a replacement new President and Chief Executive Officer for the Company.

We encourage our shareholders to learn more about our Company’s governance practices at our website, http://www.camacenergy.com.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy.  The Board recognizes that it is neither possible nor prudent to eliminate all risk.  Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

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

The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

•
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal controls and external audit functions. The Audit Committee members meet separately with representatives of the independent auditing firm.

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

•
The Nominating and Corporate Governance Committee oversees Company corporate governance matters in accordance with the Company’s Corporate Governance Guidelines, and establishes and maintains reasonable qualifications for persons serving as directors, identifies individuals qualified to become Board members, and nominates qualified candidates for election to the Board and appointment to fill vacancies on the Board.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Corporate Governance Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating and Corporate Governance Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating and Corporate Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Corporate Governance Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Nominating and Corporate Governance Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities, including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities.  The Company’s services are performed in various countries around the world and significant areas of future growth are located outside of the United States. The Company’s business is truly global and multicultural. Therefore, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. The Company’s business is multifaceted and involves complex financial transactions in various countries. Therefore, the Board believes that the Board should include some Directors with a high level of financial literacy and some Directors who possess relevant business experience as a Chief Executive Officer or President.  Our business involves complex technologies in a highly-specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and the energy industry should be represented on the Board.  The Company’s business also requires compliance with a variety of regulatory requirements across a number of countries and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Current Directors

Set forth below is a tabular disclosure of some of the specific qualifications, attributes, skills and experiences of our Directors.

Dr. Kase Lukman Lawal	•	Global leadership position as current Chairman of CAMAC International Corporation and Chairman of Allied Energy Corporation
	•	Experience in directing global petroleum exploration and development operations and investments, with extensive experience in petroleum operations and investments in Africa
	•	Experience with petroleum industry regulatory requirements and governmental entities in various foreign countries, including Nigeria
•
Public finance, policy and leadership experience as a commissioner on the Port of Houston Authority,vice chairman of the Houston Airport Development System Corporation, and as a member of President Obama’s Advisory Committee for Trade Policy and Negotiation

	•	Outside board experience as director of Unity National Bank
	•	Outside board experience at non-profit organizations (the National Urban League and the Fisk University Board of Trustees)

Dr. Lee Patrick Brown	•	Outside board and management experience as current Chairman and CEO of Brown Group International, member of the Board of CAMAC and Chairman of the Board of Unity National Bank
•
Leadership, governmental and political experience as former Mayor of the City of Houston, Director of the White House Office of National Drug Control Policy under President Clinton, Police Commissioner of New York City, Chief of Police in Houston and Commissioner of Public Safety in Atlanta, Georgia

•
Academic/administration experience at major universities such as San Jose State University, Portland State University, Howard University, Texas Southern University and Rice University, and an honorary visiting professor at four universities in China

	•	Recognition by UC-Berkeley as 2004 Alumnus of the Year

William E. Dozier	•
Global technical, operational and leadership experience in the oil and gas industry as current President of Extex Consulting, Inc. and director of Evolution Petroleum Corporation, and former Senior Vice President of Business Development and Senior Vice President of Operations of Vintage Petroleum, Inc. and Manager of Operations, Engineering for Santa Fe Minerals Inc.

•
Affiliations with leading business and industry associations, including the Society of Petroleum Engineers, the International Petroleum Association of America, the Texas Independent Producers and Royalty Owners, the Texas Alliance of Energy Producers, the Oklahoma Independent Petroleum Association, the California Independent Petroleum Association, the Tulsa Petroleum Club, the Houston Producers Forum and the National Association of Corporate Directors

	•	Expertise in petroleum engineering and a licensed petroleum engineer
	•	Outside advisory board experience at non-profit organization (Happy Hands Education Center)

John Hofmeister	•	Global leadership position as former President of Shell Oil Company
	•	International regulatory and governmental experience as former Group Human Resource Director for the Shell Group, based in The Hague, The Netherlands, and as President of Shell Oil Company
	•	Experience in key leadership positions in multiple companies across multiple industries (General Electric, Nortel and AlliedSignal (now Honeywell International))
•
Outside board and public policy experience as a director of Hunting PLC, Lufkin Industries, Inc., the Foreign Policy Association, Strategic Partners, LLC, the Gas Technology Institute and the Center for Houston’s Future

	•	Outside experience as a member of advisory boards (the U.S. Department of Energy’s Hydrogen and Fuel Cell Technical Advisory Committee and the Sodexo Business Advisory Board)
	•	Outside board experience at non-profit organizations (the National Urban League and the Greater Houston Partnership)
	•	Affiliations with leading business and public policy associations (the National Academy of Human Resources and the Center for Houston’s Future)

Hazel R. O’Leary	•	Leadership experience as current President of Fisk University
•
Outside board and public policy experience as current member of the boards of directors of leading business and public policy organizations (ITC Holdings, Corp., Nashville Alliance for Public Education, Nashville Business Community for the Arts, World Wildlife Fund and Arms Control Association) and former director of AES Corporation

	•	Leadership and legal experience as former assistant attorney general and assistant prosecutor in the State of New Jersey and as general counsel and executive officer of O’Leary and Associates
•
Governmental, regulatory and political experience as former U.S. Secretary of Energy, appointee to the Federal Energy Administration and the Department of Energy and former executive for the Minnesota Northern States Power Company

•
Leadership, finance and accounting experience as former president and chief operating officer for the investment banking firm Blaylock and Partners and former principal at the accounting firm of Coopers and Lybrand

Independent Directors

The Board has determined that the majority of the Board is comprised of “independent directors” as that term is defined in Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our independent directors are:  John Hofmeister, Dr. Lee Patrick Brown, Hazel R. O’Leary, and William E. Dozier.

Audit Committee

On July 22, 2008, the Board of Directors selected James F. Link, Jr., Robert C. Stempel and Elizabeth P. Smith to serve on its Audit Committee.  Mr. Stempel and Ms. Smith resigned from the Audit Committee effective April 7, 2010 upon the consummation of the Company’s appointment of Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown, and Hazel R. O’Leary to the Company’s Board of Directors.  Effective April 15, 2010, the Board of Directors selected Mr. Hofmeister and Ms. O’Leary to join Mr. Link to serve on its Audit Committee.  Mr. Link resigned from the Board of Directors effective February 1, 2011.  Effective as of that date, the Board appointed Dr. Brown to serve on the Audit Committee.  The Board of Directors has determined that Dr. Brown, Mr. Hofmeister and Ms. O’Leary are, and during their service Mr. Link, Mr. Stempel and Ms. Smith were, independent within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act.  Each former and current Audit Committee member meets NYSE Amex LLC’s financial literacy requirements. The Board has named Ms. O’Leary, who meets the NYSE Amex LLC’s professional experience requirements, as its audit committee financial expert as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.  Ms. O’Leary is current interim chairperson of the Audit Committee.

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The primary function of the Audit Committee is to assist the Board by reviewing the financial information that will be provided to the stockholders and others, the preparation of our internal financial statements and our audit and financial reporting process, including internal control over financial reporting. In addition, our Audit Committee is responsible for maintaining free and open lines of communication among the Committee, the independent auditors and management. Our Audit Committee consults with our management and independent auditors before the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. The Committee is also responsible for considering, appointing and establishing fee arrangements with our independent auditors and, if necessary, dismissing them. It is not responsible for preparing our financial statements or for planning or conducting the audits.

All members of the Audit Committee met by telephone or in person six times in 2010 on February 24, 2010, March 10, 2010, April 7, 2010, May 12, 2010, August 2, 2010, and November 4, 2010, which meetings occurred after the end of each of the fiscal quarters ended December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, prior to public release of the financial statements for the respective periods, save for Mr. John Hofmeister, who was absent with notice from the April 7, 2010 meeting, and Ms. Hazel O’Leary, who was absent with notice from the August 2, 2010 meeting.

The Report of the Audit Committee regarding the audited financial statements of the Company for the year ended December 31, 2010 follows below .

CAMAC ENERGY INC.

AUDIT COMMITTEE
OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE REPORT

March 9, 2011
_______________________________________________________

The Audit Committee of the Board of Directors has furnished the following report:

As noted in the Audit Committee’s charter, management of CAMAC Energy Inc. (the “Company”) is responsible for preparing the Company’s financial statements. The Company’s independent registered public accounting firm is responsible for auditing the financial statements. The activities of the Committee are in no way designed to supersede or alter those traditional responsibilities.  The Committee’s role does not provide any special assurances with regard to the Company’s financial statements, nor does it involve a professional evaluation of the quality of the audits performed by the independent registered public accounting firm.

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

Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for 2010 for filing with the SEC.

Dr. Lee P. Brown                                          John Hofmeister                                          Hazel R. O’Leary

Compensation Committee

The Company’s Board of Directors formed a Compensation Committee on July 22, 2008.  Board members Mr. Stempel, Ms. Smith and Mr. Link were named Committee members, with Ms. Smith named as Committee Chairperson.  Mr. Stempel and Ms. Smith resigned from the Compensation Committee effective April 7, 2010 upon the consummation of the Company’s appointment of Dr. Lawal, Mr. Hofmeister, Dr. Brown and Ms. O’Leary to the Company’s Board of Directors.  On May 6, 2010, the Board appointed Ms. O’Leary and Dr. Brown to the Board’s Compensation Committee to fill the vacancies left by the resignations of former Compensation Committee members Ms. Smith and Mr. Stempel.  Mr. Link resigned from the Board of Directors effective February 1, 2011 and the Board appointed Mr. Hofmeister to serve on the Compensation Committee to fill the vacancy created by Mr. Link’s resignation.  The Board’s Compensation Committee now consists of Ms. O’Leary, Mr. Hofmeister and Dr. Brown, each of whom is an ”independent” director, as that term is defined in Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 under the Exchange Act.  Ms. O’Leary was also appointed as Chair of the Compensation Committee.

The Compensation Committee is responsible for: (a) reviewing the Company’s compensation programs to determine that they effectively and appropriately motivate performance that is consistent with the Company’s business goals and tie executives’ financial interests to those of the stockholders; (b) assuring that the Chief Executive Officer’s annual objectives are consistent with the Company’s business goals and are explicit, and that performance against these objectives is reviewed annually; (c) defining, overseeing and ensuring that the Company develops and maintains a program of management succession planning, particularly with respect to the position of Chief Executive Officer; and (d) such other matters as are specifically delegated to the Compensation Committee by our Board of Directors from time to time or which are otherwise included in the Committee’s charter. The Committee has the authority to select, retain, terminate and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate, without seeking approval of the Board or management.

The Compensation Committee may delegate all or a portion of its duties and responsibilities to a subcommittee of the Committee.  The Compensation Committee also has the authority to retain compensation consultants as it deems necessary.  The Compensation Committee engaged Longnecker & Associates as the Company’s independent compensation consultant during the past fiscal year.   The Chief Executive Officer makes recommendations concerning the performance and compensation of the Company’s other executive officers.  The Compensation Committee assesses these recommendations, with input and guidance from the Company’s independent compensation consultant, if and as appropriate, and makes final determinations as to the amount and form of all executive officers’ and directors’ compensation.

All members of the Compensation Committee met four times in fiscal year 2010 by telephone or in person on July 14, 2010, September 27, 2010, October 13, 2010 and October 28, 2010, save for Mr. James F. Link, who was absent with notice from the October 28, 2010 meeting.

Nominating and Corporate Governance Committee

On July 22, 2008, the Company’s Board of Directors appointed Board members Mr. Stempel, Ms. Smith and Mr. Link to serve on its Nominating Committee. Mr. Stempel was named acting Committee Chairman.  Mr. Stempel and Ms. Smith resigned from the Nominating Committee effective April 7, 2010 upon the consummation of the Company’s appointment of Dr. Lawal, Mr. Hofmeister, Dr. Brown and Ms. O’Leary to the Company’s Board of Directors.  On May 6, 2010, the Board renamed the Board’s existing Nominating Committee the “Nominating and Corporate Governance Committee,” effective immediately.  The Board also appointed current members of the Company’s Board of Directors Ms. O’Leary, Dr. Brown and Mr. Dozier to the Nominating and Corporate Governance Committee, effective immediately, to fill the vacancies left upon the resignations of former Nominating Committee members Ms. Smith and Mr. Stempel and to replace former Nominating Committee member Mr. Link, who voluntarily stepped down.  Each of Ms. O’Leary, Dr. Brown and Mr. Dozier is also an ”independent” director, as that term is defined in Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 under the Exchange Act.  Dr. Brown was also appointed as Chair of the Nominating and Corporate Governance Committee.  The Board intends to amend the current Nominating and Corporate Governance Committee Charter as soon as practicable to include provisions detailing the Nominating and Corporate Governance Committee’s duties and responsibilities with respect to corporate governance matters.

The Nominating and Corporate Governance Committee has the responsibility to oversee Company corporate governance matters in accordance with the Company’s Corporate Governance Guidelines and to identify, evaluate, recruit and recommend qualified candidates to our Board of Directors for nomination or election. Each of the director nominees included herein is recommended and approved by the Nominating and Corporate Governance Committee.  In addition, it is the responsibility of the Committee to make recommendations to the Board regarding the size and composition of the Board of Directors or any committee thereof, identify individuals believed to be qualified to become Board members or fill vacancies on committees of the Board, consistent with criteria approved by the Board, and to select, or recommend to the Board, the nominees to stand for election as directors at the annual meeting of stockholders.  The Committee is also charged with monitoring our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance, as well as such other matters that are specifically delegated to the Committee by the Board from time to time or which are otherwise included in the Committee’s charter.

The Board has an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives and skills relevant to our business. The Nominating and Corporate Governance Committee selects candidates for directors based on their character, judgment, diversity of experience relevant to our business, business acumen and ability to act on behalf of all stockholders. Each director nominee is also selected based on his or her experience in management, accounting and finance, knowledge of industry and technology, personal and professional ethics and willingness and ability to devote sufficient time to effectively carry out his or her duties as a director.  For information about the specific minimum qualifications, qualities and skills that the Nominating and Corporate Governance Committee believes must be met by its director nominees, see “Corporate Governance–Director Qualifications” above.

All members of the former Nominating Committee met by telephone or in person on July 30, 2010 and October 28, 2010, save for Mr. John Hofmeister, who was absent with notice from the October 28, 2010 meeting.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees.  Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code.  The text of the Code has been posted on the Company’s website at www.camacenergy.com.  A copy of the Code can be obtained free of charge upon written request to: Corporate Secretary, CAMAC Energy Inc., 1330 Post Oak Boulevard, Suite 2575, Houston, Texas 77056.

If the Company makes any amendment to, or grants any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

During the fiscal year ended December 31, 2010, there were no waivers of our Code of Ethics.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, (or “CD&A”), provides information about our compensation objectives, policies, and actions for our principal executive officer, our principal financial officer and our other three most highly-compensated executive officers for the year 2010.  It is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of our compensation program and specific information about its various components.

In April 2010, due to a change in control of the Company resulting from an asset acquisition in Nigeria, the Company’s name was changed from Pacific Asia Petroleum, Inc. to CAMAC Energy Inc. (“CAMAC” or the “Company”).  Thereafter, most of the senior management in office upon consummation of the change of control either retired or resigned between April 2010 and February 2011.  The Company was required to recruit and hire a new senior management team, incurred a significant transition in management continuity, and met numerous new challenges arising from the need to integrate new personnel, relocate its corporate office to Houston, Texas, assume a substantial new Nigeria operation, and maintain continued operations in the United States, China and Nigeria.

Throughout this discussion, the following individuals are referred to as the Named Executive Officers (or “NEO’s”) and are included in the Summary Compensation Table:

•	Byron A. Dunn, President and Chief Executive Officer, who resigned on April 11, 2011;

•	Abiola Lawal, Executive Vice President and Chief Financial Officer;

•	Richard Grigg, Senior Vice President and Managing Director, who retired on February 7, 2011;

•	Heidi Wong, General Manager in 2010, Managing Director effective January 21, 2011; and

•	Clark R. Moore, Secretary.

As a result of the change in control transaction in April 2010, a newly formed Compensation Committee (the “Committee”) of the Board of Directors was formed.

Change of Officers

In the course of fiscal year 2010 and the interim period to date, the following changes of executive officers have taken place:

•	Mr. Frank C. Ingriselli retired as President and Chief Executive Officer of the Company effective August 1, 2010, but continued to serve as a consultant to the Company through September 30, 2010.

•	Mr. Stephen F. Groth retired as Vice President and Chief Financial Officer of the Company effective May 17, 2010.

•	Mr. Jamie Tseng retired as Executive Vice President of the Company effective January 15, 2010.

•	Mr. Richard Grigg retired as Senior Vice President and Managing Director effective February 7, 2011, but continued to serve as a consultant through KKSH Holdings Ltd. through March 31, 2011.

•	Mr. Byron A. Dunn joined the Company as President and Chief Executive Officer on October 1, 2010.

•	Mr. Bryon A. Dunn resigned his positions with the Company effective April 11, 2011.

•	Dr. Kase Lukman Lawal was appointed Chief Executive Officer effective April 11, 2011.

•	Mr. Abiola Lawal joined the Company as Executive Vice President and Chief Financial Officer on September 1, 2010.

•	Ms. Heidi Wong was promoted to the position of Managing Director of the Company effective January 21, 2011.

•	Mr. Clark R. Moore joined the Company as corporate counsel and Assistant Secretary for Pacific Asia Petroleum, Inc. on November 16, 2009, and was appointed Secretary in May 2011.

Compensation Program Philosophy and Objectives

The Committee believes that executive interests should be aligned with shareholder interests and a competitive compensation program is essential in order to retain CAMAC’s new executive team.  In setting overall compensation for executive officers, the Committee strives to achieve and balance the following objectives:

•	Attracting and retaining executive officers with the background and skills needed to help us achieve our Company’s objectives;

•	Aligning the goals of executive officers with those of our shareholders of the Company;

•	Motivating executive officers to achieve the Company’s short and long-term goals as determined by the Board;

•	Conserving cash by setting total cash opportunities at market competitive levels and supplementing it with equity compensation;

•	A meaningful portion of total compensation should be tied to the achievement of goals and objectives of the Company over time;

•	Compensation should be fair, reasonable and competitive in relation to the marketplace and CAMAC’s peer companies; and

•	Outstanding individual achievement should be recognized as well.

Setting Executive Officer Compensation

The Role of the Compensation Committee:  The Compensation Committee is empowered by the Board of Directors and by the Compensation Committee’s Charter to make all decisions regarding compensation for our executive officers of the Company.  The Committee utilizes various resources in reviewing elements of executive compensation and making compensation decisions on an annual basis.  The Committee oversees our compensation programs and is responsible for establishing, implementing and continually monitoring the programs developed to attract, retain and motivate qualified executive level talent for the purpose of increasing shareholder value.  The Committee strives to ensure that the total direct compensation paid to the named executive officers is fair, reasonable and competitive similar to those provided to executive officers serving in similar roles and with similar responsibilities in other U.S. publicly traded energy companies.  The Compensation Committee currently consists of three independent, non-management members of the Board of Directors:  Hazel O’Leary, Committee Chair, Dr. Lee Brown and John Hofmeister.

The Role of the Compensation Consultant: For fiscal year 2010, the Committee engaged Longnecker & Associates (“L&A”) as its independent compensation consultant.  The Committee felt it was beneficial to have an independent third party analysis to assist in evaluating and setting executive compensation.  L&A has extensive experience in providing executive compensation advice, including specific experience in the oil and gas industry.  L&A provided the Committee an analysis of CAMAC’s executive compensation programs including total direct compensation comprised of base salary, annual incentive and long-term incentive compensation, in order to assess the competitiveness of the Company’s programs and to provide conclusions and recommendations.  The Committee took into consideration the discussions, guidance and compensation studies produced by L&A in order to make competitive compensation decisions.  L&A does not provide to the Committee any services or advice on matters unrelated to executive compensation and reports directly to and takes direction from the Chair of the Compensation Committee.  The Committee has determined that the advice provided by L&A pursuant to executive compensation was free from any relationships that could impair the professional advice or compromise the integrity of the information and data provided to the Committee.

Competitive Benchmarking: The Committee considers competitive industry data in making executive pay determinations.  Pursuant to its responsibility to review and update our existing peer group for compensation purposes and in view of evolving industry and competitive conditions, L&A recommended the Committee revise the current peer group being utilized.

The 2009 peer group for compensation purposes consisted of:

•	BPZ Resources, Inc.
•	Dune Energy, Inc.
•	Evolution Petroleum Corporation
•	FX Energy, Inc.
•	Harken Energy Corporation
•	Far East Energy Corporation

After discussions with L&A and reviewing their recommendations on a revised peer group based on companies with similar annual revenue, market capitalization and assets of CAMAC, the Committee updated the Company’s peer group for compensation related purposes.

The revised 2010/2011 peer group for compensation purposes consists of:

•	American Oil & Gas, Inc.
•	BPZ Resources, Inc.
•	China North East Petro Holdings
•	Endeavor International Corporation
•	FX Energy, Inc.
•	Gulfport Energy Corporation
•	Harvest Natural Resources
•	Houston American Energy Corporation
•	Hyperdynamics Corporation
•	Ivanhoe Energy, Inc.
•	Legacy Reserves
•	Magellan Petroleum Corporation
•	Northern Oil & Gas, Inc.
•	Oilsands Quest, Inc.
•	Toreador Resources Corporation
•	Vaalco Energy, Inc.

L&A compiled compensation data for the peer group from a variety of sources, including proxy statements and other publicly filed documents.  L&A also provided published survey compensation data from multiple sources. This compensation data was then used to compare the compensation of our NEO’s to market.

Components of Our Executive Compensation Program

In order to achieve the objectives of our executive compensation program, we have developed a balanced compensation package consisting of:

•	Base salary;

•	Performance-based annual cash incentives;

•	Long-term equity incentives;

•	Post-termination benefits/employment agreements; and

•	Other personal/retirement benefits.

The inclusion of cash and equity is intended to balance the reward opportunities associated with short-term performance with the potential for achieving longer term results, as well as effective retention.  The Committee utilized information provided by L&A in the analysis of each component and the mix of these components as compared to our peer group.  In addition, certain executive officers are provided with severance and change-in-control agreements, perquisites and benefits.  Each one of these elements of compensation serves a particular purpose, as discussed below.

Base Salary:  Base salary is the fixed annual compensation we pay to each executive officer for performing specific job responsibilities.  It represents the minimum income an executive officer may receive in any year.  We pay each executive officer a base salary in order to:

•	recognize each executive officer’s unique value and contribution to the Company,

•	remain competitive for executive talent within our industry, and

•	reflect position and level of responsibility.

We seek to maintain executive base salary levels at or near the market midpoint, or 50th percentile, of our peer group based on benchmark company data compiled by L&A.  The salary of the President and Chief Executive Officer is determined by the Committee, whereas the salaries of other executive officers are determined by the Committee with input and recommendations from the President and Chief Executive Officer.  In addition to job responsibility and competitive market data, we give consideration to individual performance of the executive and internal pay equity relative to other executive officers within the Company.  At the discretion of the Committee, salaries are generally reviewed annually as part of the Company’s performance review process.

In November 2010, L&A provided the Committee with an analysis of the NEO’s base salaries in comparison to the market (using the 2010/2011 updated peer group).  CAMAC’s base salary philosophy is to compensate its executives at or near the market midpoint.  Based on L&A’s analysis, the Committee concluded that the aggregate base salaries of the executives were at or near the market midpoint, which is aligned with the base salary philosophy to remain competitive with other companies in the peer group.  After review of the market data provided by L&A, the Committee decided to maintain base salary levels for 2011.  The following represent base salary levels for the NEO’s for 2010 and 2011:

Name	Title	2010 Base Salary	2011 Base Salary

Byron A. Dunn	President & CEO	$375,000	Resigned from Company April 11, 2011

Abiola Lawal	EVP & CFO	$315,000	$315,000

Richard Grigg	SVP & Managing Director	$287,305 1	Retired from Company 2

Heidi Wong	Managing Director	$135,450	$146,116 3

Clark R. Moore	Secretary	$120,000 4	$120,000

1)	Mr. Grigg received a base salary from CAMAC as well as from KKSH Holdings Ltd. by contract. An exchange rate of 0.1505 was used to convert the Chinese Yuan to U.S. Dollars.

2)	Mr. Grigg’s retirement from the Company was effective on February 7, 2011 and all employment contracts between Mr. Grigg and the Company and KKSH were terminated.

3)
Updated base salary pursuant to Ms. Wong’s amended and restated employment agreement dated January 21, 2011 and her promotion to Managing Director using 0.1505 as the exchange rate for the Chinese Yuan to U.S. Dollars.

4)
Per Mr. Moore’s employment agreement, he is to receive a monthly base salary of $10,000 based on a minimum of 55 hours worked per month.  For all hours exceeding 55 hours per month, he is to receive an hourly rate of $210 per hour.

Performance-Based Annual Cash Incentive:  In January 2011, the Committee reviewed performance-based cash incentive compensation to determine to what extent, the Committee would make annual incentive awards to its NEO’s for 2010.  We provide annual incentive compensation to our executive officers on a discretionary basis for the achievement of short-term corporate goals and to recognize individual and team achievements.  The Committee reviews recommendations from the President & Chief Executive Officer and Chief Financial Officer and then looks to our consultant for advice and guidance on market competitive annual incentive targets and payouts for the executive officers as compared to the peer group and market data.  After reviewing the market data and analysis provided by L&A, the Committee determines the annual incentive payouts for its executive officers.  For 2010, the Committee determined targeted ranges for the NEO’s annual incentive award opportunity and in January 2011, approved the following 2010 annual incentive awards.

Name	Title	2010 Targeted % of Base Salary	2010 Award		2010 % of Base Salary
Byron A. Dunn	President & CEO	0% - 100%	$100,000	3	27%

Abiola Lawal	EVP & CFO	0% - 50% 1	$125,000	4	40%

Richard Grigg	SVP & Managing Director	0% - 72%	$0	5

Heidi Wong	Managing Director	0% - 20%	$27,185	6	20%

Clark R. Moore	Secretary	0% - 50% 2	$91,500	7	76% 8

1)	At the February 2011 Committee meeting, the Committee approved an increase to Mr. Lawal’s maximum target as a percentage of base salary to 100%.

2)
According to Mr. Moore’s employment agreement as corporate counsel and Secretary, Mr. Moore does not have an annual incentive target, however after much discussion among Committee members and relying on L&A’s market research and guidance, the Committee determined that a cash bonus award be made for Mr. Moore’s contribution to the Company and individual performance for 2010 of 50% of base salary.  The Committee considered L&A’s recommended annual bonus target for the General Counsel & Secretary benchmark position to determine Mr. Moore’s cash bonus award.

3)	The Committee gave consideration to the amount of time Mr. Dunn had been in the position of President & Chief Executive Officer when determining his bonus award.

4)	The Committee gave consideration to the amount of time Mr. Lawal had been in the position of Executive Vice President & Chief Financial Officer when determining his bonus award.

5)	KKSH was paid $50,000 in March 2011, which payment was contingent upon the effectiveness of the separation agreement and the releases entered into by and between Mr. Grigg, KKSH and the Company.

6)
Ms. Wong received a cash bonus award in November 2010 of 20% of her base salary or $27,185.  The Committee approved, and the Company paid to Ms. Wong, an additional one-time cash bonus award of $40,000 in January 2011, which bonus payment was contingent and paid upon Ms. Wong accepting her promotion to Managing Director and amended employment terms in accordance with the terms and conditions of such offer presented by the Company.

7)
Mr. Moore’s actual cash bonus award was determined by utilizing L&A’s market analysis.  Based on Mr. Moore’s employment agreement, he is to receive a monthly base salary of $10,000 based on a minimum work schedule of 55 hours per month.  For all hours exceeding 55 hours per month, Mr. Moore is to be compensated at an hourly rate of $210 per hour.  The Committee and L&A concluded that Mr. Moore was exceeding 55 hours per month and therefore making more than the $120,000 per year in annual base salary.  L&A used a conservative approach in their analysis and determined that Mr. Moore was working on average 80 hours per month which calculates to $183,000 annually.  The Committee approved a market competitive 50% of base salary cash bonus award for Mr. Moore as corporate counsel and Secretary for the Company based on L&A’s calculation of annual income for Mr. Moore.

8)
The actual percentage of base salary that Mr. Moore was awarded was based on L&A’s base salary number of $183,000 they used in their market analysis for Mr. Moore’s position.  It was determined that Mr. Moore worked more than the 55 hour minimum as referenced in his employment agreement, therefore L&A used a conservative figure of 80 hours worked a month to determine Mr. Moore’s annual base salary.

Long-Term Equity Incentive:  The Committee periodically reviews the performance of the executive officers of the Company and grants long-term equity compensation under its 2009 Equity Incentive Plan.  The Committee believes long-term incentive based equity compensation is an important component of our overall compensation program because it:

•	Rewards for the achievement of long-term goals of the Company;

•	Aligns our executives’ interests with the long-term interests of our shareholders;

•	Encourages executive retention; and

•	Conserves cash resources for the Company.

The Committee has the authority under the Equity Incentive Plan to award incentive compensation to our executive officers in such amounts and on such terms as the Committee determines appropriate in its sole discretion.  The Committee reviewed L&A’s market analysis to determine the appropriate amount of equity to grant to its executive officers based on market competitive data; also taking into consideration Company performance, individual performance and retention concerns.  To date, our long-term equity-based incentive compensation has consisted of restricted stock awards and stock options; however, the Committee may determine in the future that different and/or additional award types are appropriate with the assistance and guidance from the Committee’s consultant.

2010 Equity Awards

The Committee did not grant equity awards to executive officers in 2010 other than what is described and awarded to Mr. Dunn per his employment agreement dated October 1, 2010 and Mr. Lawal per his employment agreement dated September 1, 2010.  The Board also granted to Mr. Lawal 84,000 restricted shares of Common Stock in June 2010 in connection with his appointment as Interim Chief Financial Officer of the Company effective May 17, 2010.

Mr. Byron A. Dunn:  Mr. Dunn’s employment agreement reflected that he was to receive, upon hire, (i) 250,000 shares of restricted Common Stock of the Company subject to one year vesting and his continued employment with the Company, and (ii) options to purchase 1,500,000 shares of Common Stock of the Company subject to vesting one-third each beginning on December 1, 2011; December 1, 2012; and December 1, 2013 and continued employment with the Company, with a strike price equal to the closing price for Company Common Stock on the date of grant.

Mr. Abiola Lawal:  Mr. Lawal’s employment agreement reflects he is to receive, upon hire, options to purchase 116,000 shares of Common Stock of the Company, subject to vesting in 36 monthly equal installments starting September 1, 2010, subject to his continued employment with the Company, and with a strike price equal to the closing price for Company Common Stock on the date of grant.  In addition, in connection with Mr. Lawal’s appointment as Interim Chief Financial Officer of the Company in May 2010, Mr. Lawal received a grant of 84,000 shares of restricted Common Stock of the Company on June 7, 2010, subject to vesting 50% on November 17, 2010, and 25% on each of June 17, 2011 and 2012, and continued service to the Company.

2011 Equity Awards

At the January 14, 2011 Committee meeting, the Committee made equity grants to two executive officers, Ms. Wong and Mr. Lawal.

Ms. Heidi Wong:  The Committee granted Ms. Wong options to purchase 100,000 shares of Common Stock of the Company, subject to vesting one-third on each of January 21, 2011, January 21, 2013, and January 21, 2014, subject to her continued employment with the Company, with a strike price equal to the closing price of Company Common Stock on the date Ms. Wong accepted her promotion, January 21, 2011.  The options granted were contingent upon Ms. Wong accepting her promotion to Managing Director and the amended employment terms in accordance with the terms and conditions of such promotion offer presented by the Company.

Mr. Abiola Lawal:  The Committee granted Mr. Lawal (i) 54,688 shares of restricted Common Stock subject to vesting on December 31, 2011 and his continued employment with the Company, and (ii) options to purchase 76,642 shares of Common Stock of the Company, subject to vesting one-third on each of December 31, 2011 December 31, 2012, and December 31, 2013, subject to his continued employment with the Company, and with a strike price equal to the closing price for Company Common Stock on the date of grant, January 14, 2011.

At the February 18, 2011 Committee meeting, the Committee also granted Mr. Lawal (i) 70,000 shares of restricted Common Stock of the Company subject to vesting on February 18, 2012 and his continued employment with the Company, and (ii) options to purchase 1,250,000 shares of Common Stock of the Company, subject to vesting one-third on each of January 1, 2012, January 1, 2013, and January 1, 2014, subject to his continued employment with the Company, and with a strike price equal to the closing price for Company Common Stock on the date of grant, February 18, 2011. The Committee made additional equity grants to Mr. Lawal in consideration for:

•	His substantial contribution to the Company over the past year as he helped navigate the Company and the changing management team through multiple executive officer transitions;

•	Guiding the Company through the Oyo Field acquisition transition;

•	Establishment and strengthening of internal controls and reporting structures through the Company’s U.S., Nigeria and China offices and operations;

•	Establishment and staffing of the Houston office and closure of the Hartsdale office;

•	Establishment of a new investor relations program and structure;

•	Key role in the successful December 2010 registered direct offering and recent OML 120/121 transaction consummation; and

•
To properly incentivize Mr. Lawal with equity incentives that have a rational relationship to the October 2010 equity grants issued to the Company’s new Chief Executive Officer and to build long-term shareholder value.

Narrative to Summary Compensation Table and Grants of Plan- Based Awards

Employment Agreements and Post-Termination Benefits

The Company has entered into employment agreements with some of its executive officers, of which, some retired in 2010, some joined the Company in 2010, and some have restated and amended employment agreements with the Company.  Those employment agreements are as follows:

Employment Agreement and Consulting Agreement with Frank C. Ingriselli (Retired)
The Company and Frank C. Ingriselli, its former President, Chief Executive Officer and member of the Board of Directors, were parties to an employment agreement (the “Ingriselli Agreement”) through the date of Mr. Ingriselli’s voluntary retirement effective August 1, 2010.  The Ingriselli Agreement contained, among other things, severance payment provisions that required the Company to continue Mr. Ingriselli’s salary for 36 months and his benefits for 36 months if employment was terminated without “cause,” as such term is defined in the Ingriselli Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” as such term is defined in the Ingriselli Agreement. Pursuant to this agreement, Mr. Ingriselli’s annual base salary was $350,000, and he was entitled to an annual bonus of between 20% and 40% of his base salary, as determined by the Company’s Board of Directors, based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.   Under the agreement, Mr. Ingriselli was eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. Mr. Ingriselli voluntarily retired from his employment and all positions with the Company effective August 1, 2010, and in connection with Mr. Ingriselli’s retirement, the Company and Mr. Ingriselli entered into a separately negotiated Separation and Mutual Release Agreement pursuant to which Mr. Ingriselli provided a general release of all claims against the Company in exchange for the Company’s release of all claims against Mr. Ingriselli, the release by the Company of repurchase rights with respect to an aggregate of 60,000 shares of unvested restricted Company Common Stock held by Mr. Ingriselli, the acceleration of vesting with respect to options to purchase an aggregate of 154,666 shares of the Company’s Common Stock held by Mr. Ingriselli, and a lump sum payment of $169,166 to Mr. Ingriselli.

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

Employment Agreement with Stephen F. Groth (Retired)
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

Employment Agreement with Richard Grigg (Retired)
On August 1, 2008, the Company entered into an Employment Agreement with Richard Grigg, the Company’s Senior Vice President and Managing Director (the “Grigg Agreement”).  The Grigg Agreement, which superseded the prior employment agreement the Company entered into with Mr. Grigg in March 2008, had a three year term, and provided for a base salary of 1,650,000 RMB (approximately $241,000) per year and an annual performance-based bonus award targeted at between 30% and 40% of his then-current annual base salary awardable in the discretion of the Company’s Board of Directors.  Mr. Grigg was also entitled to reimbursement of certain accommodation expenses in Beijing, China, medical insurance, annual leave expenses, and certain other transportation fees and expenses.  In addition, in the event the Company terminated Mr. Grigg’s employment without Cause (as defined in the Grigg Agreement), the Company would have been required to pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  However, on January 27, 2009, the Company revised the terms of its employment relationship with Richard Grigg by entering into an Amended and Restated Employment Agreement with Mr. Grigg (the “Amended Employment Agreement”) and a Contract of Engagement (“Contract of Engagement”) with KKSH Holdings Ltd., a company registered in the British Virgin Islands (“KKSH”). Mr. Grigg is a minority shareholder and member of the board of directors of KKSH.  The Amended Employment Agreement superseded the Grigg Agreement and governed the employment of Mr. Grigg in the capacity of Managing Director of the Company for a period of three years.  The Amended Employment Agreement provided for a base salary of 990,000 RMB (approximately $144,000) per year and the reimbursement of certain accommodation expenses in Beijing, China, annual leave expenses, and certain other transportation and expenses of Mr. Grigg.  In addition, in the event the Company terminated Mr. Grigg’s employment without Cause (as defined in the Amended Employment Agreement), the Company would pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  The Contract of Engagement governed the engagement of KKSH for a period of three years to provide the services of Mr. Grigg through KKSH as Senior Vice President of the Company strictly with respect to the development and management of business opportunities for the Company outside of the People’s Republic of China.  The basic fee for the services provided under the Contract of Engagement was 919,000 RMB (approximately $134,000) per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company also provided Mr. Grigg with medical benefits and life insurance coverage, and an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminated the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company would pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.   On February 7, 2011 the Company and Mr. Grigg entered into a voluntary retirement agreement for Mr. Grigg’s retirement effective on that date.  In addition, Mr. Grigg and KKSH entered into General Release of All Claims Agreements with the Company in return for a payment of $50,000 to KKSH, acceleration of vesting with respect to options to purchase an aggregate of 31,792 shares of Company Common Stock held by Mr. Grigg and KKSH, and release by the Company of repurchase rights with respect to an aggregate of 86,925 shares of unvested restricted Company Common Stock held by Mr. Grigg. On February 8, 2011 KKSH and the Company entered into a Consulting Agreement for temporary services of Mr. Grigg through March 31, 2011 to provide transition services for a total fee of approximately $54,000.

Employment Agreement with Jamie Tseng (Retired)
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

 Employment Agreement and Separation and Release Agreement with Byron A. Dunn (New Hire, Resigned in 2011)
Effective October 1, 2010, the Board of Directors appointed Mr. Byron A. Dunn as the Company’s new President, Chief Executive Officer, and member of the Board of Directors.  The Company and Mr. Dunn were parties to an employment agreement (“Dunn Employment Agreement”) pursuant to which Mr. Dunn received an annual base salary of $375,000, a one-time cash sign-on bonus of $150,000, and payment of certain club membership and transportation expenses, and Mr. Dunn was also eligible to receive a discretionary cash performance bonus each year targeted at 100% of his then-current annual base salary.  Also, effective on his start date of October 1, 2010, the Company issued to Mr. Dunn 250,000 shares of Company restricted Common Stock subject to a one year vesting period, and an option to purchase 1.5 million shares of the Company’s Common Stock vesting 1/3 on December 1 of each of 2011, 2012 and 2013.  In addition, in the event the Company terminated Mr. Dunn’s employment without Cause (as defined in the Dunn Employment Agreement) or Mr. Dunn resigned for Good Reason (as defined in the Employment Agreement, (i) the Company was required to pay to Mr. Dunn an amount equal to 24 months of his base salary plus target bonus as in effect immediately before Mr. Dunn’s termination or resignation (30 months in connection with a Change in Control, as defined in the Dunn Employment Agreement), (ii) the Company was required to pay to Mr. Dunn an amount equal to 24  months of the maximum contribution the Company may make for Mr. Dunn under the Company’s 401(k) plan (30 months in connection with a Change in Control, as defined in the Employment Agreement), (iii) any outstanding stock options and restricted stock would become fully vested, and options would remain exercisable for 12 months, (iv) the Company would reimburse Mr. Dunn for up to $20,000 of outplacement services, and (v) the Company would continue to provide Mr. Dunn and his dependents with the same level of insurance benefits received immediately prior to termination or resignation for up to 2 years, or until Mr. Dunn obtained similar replacement benefits through a new employer. Effective April 11, 2011, Mr. Dunn resigned from all his positions with the Company and the Dunn Employment Agreement was terminated.

On April 11, 2011, in connection with Mr. Dunn’s resignation, the Company agreed to provide Mr. Dunn with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Dunn and the Company: (i) the Company agreed to pay Mr. Dunn $400,000 in cash upon the expiration of seven days following the effective date (which amount was paid on April 19, 2011), and $200,000 in cash ninety days following the effective date of the severance agreement; (ii) monthly reimbursement of Mr. Dunn’s health benefits under the Company’s group health and dental plan for up to eighteen months following the effective date of the severance agreement; and (iii) upon the expiration of seven days following the effective date of the severance agreement, 250,000 shares of restricted stock issued to Mr. Dunn under the Company’s 2009 Equity Incentive Plan shall become fully vested (which became fully vested on April 19, 2011). In addition, the Company and Mr. Dunn agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation and General Release of Claims Agreement extinguished all rights, if any, which Mr. Dunn had, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Dunn Employment Agreement.

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

The Company's Chief Executive Officer, Chairman and Director, Dr. Kase Lawal, is also a minority shareholder and director of CIC, as well as an indirect shareholder and control person of CEHL.  In addition to being a shareholder of CIC, Dr. Kase Lawal is the Chairman of that company, and is also a director of CAMAC International Ltd. (“CIL”) and CEHL.  Mr. Abiola Lawal and Dr. Kase Lawal have no familial relationship.  CIC represents the interests of CEHL and other entities affiliated with CIL (collectively, “CAMAC Entities”), providing technical, administrative, and other assistance to the CAMAC Entities in the United States and overseas.  Although some of the shareholders of CIC, including Dr. Kase Lawal, also own shares of the CAMAC Entities, the majority ownership of CIC and CIL are different.   During the term of Mr. Abiola Lawal's service to the Company pursuant to the Secondment, which ended September 1, 2010, he no longer served as an executive officer of CIC or any party related to CIC or any of the CAMAC Entities.

Employment Agreements with Abiola L. Lawal (New Hire)
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

Employment Agreements with Heidi Wong (Existing Employee/Promotion)
On August 14, 2008, the Company and Ms. Heidi Wong, the Company’s General Manager of Business Development, Government Relations and Commercial Affairs, entered into an Employment Agreement (the “Wong Employment Agreement”) pursuant to which Ms. Wong became a full-time employee of the Company.  Pursuant to the Wong Employment Agreement, Ms. Wong received an annual base salary of RMB 900,000 (approximately US $135,450) net of Chinese income tax per full year of employment.  In addition, Ms. Wong was eligible for a discretionary cash performance bonus each year targeted at 20% of her then-current annual base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors and Compensation Committee.  Ms. Wong was also reimbursed a maximum of RMB 30,000 per month for accommodation expenses in Beijing, China.  The Company granted to Ms. Wong 45,000 shares of restricted stock to vest over the next three years beginning six months from the effective date of this agreement and ending on the third anniversary date of this agreement.  Ms. Wong was also entitled to an annual transportation allowance of RMB 60,000 and a fixed reimbursement of expenses for annual leave for each calendar year in the amount of RMB 40,000.  In addition, in the event the Company terminated Ms. Wong’s employment without Cause or Ms. Wong resigned for Good Reason (each as defined in the Wong Employment Agreement), the Company would have paid to Ms. Wong an amount equal to 50% of the employee’s then-current annual base salary at the time she was terminated.

Effective January 21, 2011 the Company and Ms. Wong entered into an Amended and Restated Employment Agreement (the “Amended Wong Employment Agreement”) pursuant to which Ms. Wong receives an annual base salary of RMB 970,872 (approximately US $146,116) net of Chinese income tax per full year of employment in her new role as Managing Director of the Company.  In addition, Ms. Wong is eligible for a discretionary cash performance bonus each year targeted at 20% of her then-current annual base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors and Compensation Committee. In addition, the Company granted Ms. Wong 100,000 shares of options to vest a third on each of December 31, 2011, December 31, 2012, and December 31, 2013, subject to her continued employment with the Company.  Ms. Wong was also granted a one-time cash bonus of US $40,000 for her promotion.  Ms. Wong continues to be eligible for a maximum reimbursement amount of RMB 30,000 per month for accommodation expenses in Beijing, China, an annual transportation allowance of RMB 60,000, and a fixed reimbursement of expenses for annual leave in the amount of RMB 40,000.  In addition, in the event the Company terminates Ms. Wong’s employment without Cause or Ms. Wong resigns for Good Reason (each as defined in the Wong Employment Agreement), the Company shall pay to Ms. Wong an amount equal to 50% of the employee’s then-current annual base salary at the time she is terminated.

Employment Agreement with Clark R. Moore (Existing Employee)
On November 16, 2009, the Company and Mr. Clark R. Moore, the Company’s Corporate Counsel and Assistant Secretary, entered into an Employment Relationship (the “Moore Employment Relationship”) pursuant to which Mr. Moore became a part-time employee of the Company.  Pursuant to the Moore Employment Relationship, Mr. Moore receives a monthly base salary of $10,000, based on a minimum work schedule of 55 hours per month.  For all hours exceeding 55 hours worked per month, he is compensated at an hourly rate of $210 per hour, rounded to the nearest 1/10 hour.  In the event the Company terminates Mr. Moore’s employment without Cause (as defined in the Moore Employment Relationship), Mr. Moore shall become immediately and fully vested in all options and restricted shares held by him.

Other Personal Benefits/Perquisites/Retirement Benefits

In 2007, the Company adopted a defined contribution 401(k) plan for its U.S. employees. The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. Company contributions are immediately vested to the employee.  The named executive officers participate in this plan on the same basis as other employees.  There is no supplemental nonqualified plan of this type for officers.

Certain executives officers are provided with perquisites as described in their employment agreements. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2010 are included in the “Summary Compensation Table.”

The Company has also entered into indemnification agreements with certain of its officers and directors which provides for limitation of liability and indemnification of such individuals under certain circumstances as described under the heading “Limitation of Liability and Indemnification Matters” herein.

Risks Arising from Compensation Policies and Practices

We do not believe that risks arising from our compensation policies and practices for employees, including officers, are reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that the design and governance of our executive compensation program is consistent with the highest standards of risk management. Rather than determining incentive compensation awards based on a single metric, the Compensation Committee considers a balanced set of performance measures that collectively best indicate successful management of our assets and strategy. In addition to measurable targets, the Compensation Committee applies its informed judgment to compensation decisions, taking into account factors such as conservation of Company’s capital resources and leveraging of equity, successful implementation of strategic initiatives, and adherence to core values. The use of equity awards, generally vesting over two to four years for restricted stock and stock options, aligns our executive officers’ interests with the interests of our stockholders. Together, the features of our executive compensation program are intended to ensure that our compensation opportunities do not encourage excessive short-term risk-taking, but do focus our executives on managing our company toward long-term sustainable value for our stockholders.  The Committee’s independent compensation consultant has also reviewed our compensation policies and practices for any potential excessive risks.

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan.  All compensation awarded to our executive officers in 2010 is expected to be tax deductible.  The Board considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

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

Stock Ownership Guidelines

The Board of Directors has not established stock ownership guidelines for any of the non-employee directors of the Company or any executive officers of the Company.

Securities Trading Policy

Our securities trading policy provides that executive officers, including the NEO’s, and our directors, may not, among other things, purchase or sell Company stock except during certain windows of time and under the other conditions contained in our policy.

Executive Compensation

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Named Executive Officers during the fiscal years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (22)	Option Awards ($) (22)	All other Compensation ($)		Total ($)

Byron A. Dunn	2010	93,750	(9)	250,000	(15)	857,500	3,710,000	2,250	(23)	4,913,500
President and Chief
Executive Officer (1)

William Dozier	2010	60,000	(10)	-		360,000	-	-		420,000
Former Interim Chief
Executive Officer (2)

Frank C. Ingriselli	2010	272,647	(11)	-		-	-	189,467	(24)	462,114
Former President and	2009	350,000		135,000	(16)	802,001	350,486	24,300	(25)	1,661,787
Chief Executive	2008	350,000		140,000	(17)	100,550	136,500	21,000	(25)	748,050
Officer (3)

Abiola L. Lawal	2010	105,000	(12)	175,000	(18)	315,000	197,970	9,300	(26)	802,270
Executive Vice President
and Chief Financial
Officer (4)
Former Interim Chief
Financial Officer

Stephen F. Groth	2010	102,998	(13)	-		-	-	50,380	(27)	153,378
Former Vice President	2009	165,000		30,000	(16)	82,494	82,614	14,700	(26)	374,808
and Chief Financial	2008	165,000		50,000	(17)	105,600	64,350	13,080	(26)	398,030
Officer (5)										-

Richard Grigg	2010	147,641		-		-	-	183,194	(28)	330,835
Senior Vice President and	2009	185,861		90,000	(16)	239,998	60,084	161,371	(28)	737,314
Managing Director (6)	2008	200,000	(14)	96,000	(17)	156,750	93,600	107,355	(29)	653,705
										-
Heidi Wong	2010	198,974		27,185	(19)	-	-	68,494	(30)	294,653
General Manager -	2009	186,355		34,811	(20)	153,000	-	75,403	(31)	449,569
Business Development,
Government Relations
and Commercial
Affairs (7)

Clark R. Moore	2010	325,547		91,500	(21)	-	-	14,700	(26)	431,747
Secretary (8)

1)	Mr. Dunn was appointed President and Chief Executive Officer, and designated as a member of the Company’s Board of Directors, effective October 1, 2010. He resigned his positions on April 11, 2011.

2)
Mr. Dozier served as Interim Chief Executive Officer from August 1, 2010 through September 30, 2010 under a consulting agreement, while continuing to serve as a member of the Company’s Board of Directors, since May 2009.  This table excludes Mr. Dozier’s compensation as a director, which is reported elsewhere.

3)
Mr. Ingriselli was appointed President and Chief Executive Officer, and designated as a member of the Company’s Board of Directors, on May 7, 2007 upon closing of the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into the Company (the “Mergers”). Prior to that, he served as Manager, Chief Executive Officer and President of IMPCO.  Mr. Ingriselli elected retirement effective August 1, 2010.

4)
Mr. Lawal was appointed Executive Vice President and Chief Financial Officer effective August 1, 2010 and became an employee of the Company on September 1, 2010.  Prior to that, he was Interim Chief Financial Officer from May 17, 2010 to August 1, 2010 pursuant to a secondment  from CAMAC International Corporation, an affiliated company, where he had previously served as Executive Vice President and Chief Strategy Officer.

5)
Mr. Groth was appointed Vice President and Chief Financial Officer of the Company on May 7, 2007 upon closing of the Mergers. Prior to that, he served as Manager and Chief Financial Officer of IMPCO.  Mr. Groth elected retirement effective May 17, 2010.

6)
Mr. Grigg was appointed Managing Director of the Company’s international operations on March 1, 2008 and promoted to the position of Senior Vice President and Managing Director on August 1, 2008, at which time he entered into an Employment Agreement with the Company.  From October 11, 2007 until February 29, 2008, Mr. Grigg provided consulting services to the Company. Mr. Grigg entered into an amended Employment Agreement with the Company on January 27, 2009.  Mr. Grigg elected retirement effective January 31, 2011.

7)
Ms. Wong was appointed General Manager – Business Development, Government Relations and Commercial Affairs on May 7, 2007.  On August 14, 2008, Ms. Wong entered into an Employment Agreement, as amended on January 21, 2011, with the Company.

8)
Mr. Moore was appointed Secretary of the Company in May 2010.  On November 16, 2009, Mr. Moore entered into an employment relationship with the Company.  Mr. Moore has served as corporate counsel and Assistant Secretary to the Company since May 2007, and serves as corporate counsel and Secretary in his current employment relationship with the Company.

9)	Represents employee salary as an officer of the Company from October 1, 2010 to December 31, 2010.

10)	Represents consulting fees as an interim officer of the Company from August 1, 2010 to September 30, 2010.

11)	Represents employee salary as an officer of the Company from January 1, 2010 through August 1, 2010.

12)	Represents employee salary as an officer of the Company from September 1, 2010 to December 31, 2010.

13)	Represents employee salary as an officer of the Company from January 1, 2010 through May 17, 2010.

14)
 Represents salary as Managing Director of the Company’s international operations from March 1, 2008 until  July 31, 2008, and as Senior Vice President and Managing Director from August 1, 2008 to December 1, 2008.

15)
Represents $150,000 paid in fiscal year 2010 as a one-time cash sign-on bonus and $100,000 fiscal year 2010 bonus awarded by the Board of Directors and Compensation Committee of the Company and paid in 2011.

16)	Represents fiscal year 2009 bonus awarded by the Board of Directors and Compensation Committee of the Company and paid in 2010.

17)	Represents fiscal year 2008 bonus awarded by the Board of Directors and Compensation Committee of the Company and paid in 2008.

18)	Represents $50,000 paid in fiscal year 2010 as a one-time cash promotion bonus and $125,000 fiscal year 2010 bonus awarded by the Board of Directors and Compensation Committee of the Company and paid in 2011.

19)	Represents fiscal year 2010 bonus of $27,185 awarded by the Company and paid in 2010.

20)	Represents fiscal year 2009 bonus awarded to Ms. Wong by the Company and paid in 2009.

21)	Represents fiscal year 2010 bonus awarded by Board of Directors and Compensation Committee of the Company and paid in 2011.

22)
Represents the grant date fair value of restricted common stock and option awards for each of the years presented. The assumptions used in estimating the grant date fair value of option awards are found in the Notes to Consolidated Financial Statements, Note 13 (“Stock-Based Compensation”) in the Company’s Form 10-K for the year ended December 31, 2010.

23)	Represents car allowance for the period October 1, 2010 to December 31, 2010.

24)	Represents lump sum payment in 2010 of $169,167, Company 401(k) contributions of $14,700, and rent reimbursement of $5,600.

25)	Represents Company 401(k) plan contributions of $14,700 in 2009, $13,800 in 2008, and rent reimbursement of $9,600 in 2009 and $7,200 in 2008 paid in these respective years.

26)	Represents Company 401(k) plan contributions, provided on the same basis as for all U.S. employees.
27)	Represents lump sum payment in 2010 of $40,000 and Company 401(k) contributions of $10,380.

28)
Includes $137,324 for 2010 and $126,794 for 2009 in fees paid in the respective years to KKSH Holdings, Ltd., under the Company’s Contract of Engagement with KKSH Holdings, Ltd.  Mr. Grigg holds a noncontrolling interest in and is a member of the board of directors of KKSH. Also includes $45,870 for 2010 and $34,577 for 2009 in housing allowance, medical and life insurance benefits and other items paid or reimbursed in the respective years.

29)
Includes $42,000 in consulting fees for the period January 1, 2008 through February 29, 2008 pursuant to terms of Mr. Grigg’s Consulting Agreement with the Company.  Also includes $36,528 in housing allowance, $2,670 in medical and life insurance benefits, $13,200 in 401(k)-like benefits and $12,957 in travel allowance paid or reimbursed.

30)	Includes $68,494 for housing allowance, transportation and annual leave allowance paid or reimbursed.

31)	Includes $52,491 in housing allowance, $9,189 in medical and life insurance and $13,723 for local transportation costs and annual leave allowance paid or reimbursed.

Grants of Plan-Based Awards in Year 2010

The following table sets forth information concerning grants of plan-based awards to each of the Named Executive Officers under the 2009 Equity Incentive Plan and approved by the Compensation Committee of the Board of Directors during fiscal year 2010.

Name	Grant Date	Stock Awards: Number of Shares of Common Stock (#)		Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Stock and Option Awards ($/Share) (6)	Closing Stock Price on Date of Awards ($/Share) (6)	Grant Date Fair Value of Stock and Option Awards ($) (7)

Byron A. Dunn	10/1/2010	250,000	(1)	-		3.43	3.43	857,500
	10/1/2010	-		1,500,000	(4)	3.43	3.43	3,710,000

William E. Dozier	7/20/2010	100,000	(2)	-		3.60	3.60	360,000

Frank C. Ingriselli	-	-		-		-	-	-

Abiola L. Lawal	6/7/2010	84,000	(3)	-		3.75	3.75	315,000
	9/1/2010	-		116,000	(5)	2.44	2.44	197,970

Stephen F. Groth	-	-		-		-	-	-

Richard Grigg	-	-		-		-	-	-

Heidi Wong	-	-		-		-	-	-

Clark R. Moore	-	-		-		-	-	-

1)	Represents shares of restricted stock. In accordance with the terms of Mr. Dunn’s Separation and General Release of Claims Agreement of April 11, 2011, the shares vested on April 19, 2011.

2)	Represents shares of restricted stock. The shares vested 100% on October 1, 2010.

3)	Represents shares of restricted stock. The shares vest as follows: 42,000 shares vested on November 17, 2010; 21,000 shares will vest on June 17, 2011; and 21,000 shares will vest on June 17, 2012.

4)	Represents grant of stock options. The options were forfeited in April 2011 in accordance with the terms of Mr. Dunn’s Separation and General Release of Claims Agreement.

5)	Represents grant of stock options. Options vest monthly for 36 months, on first day of each month starting with date of grant.

6)	The exercise or the base price of restricted stock and option awards is equal to the closing price of the Company’s Common Stock as reported by the NYSE Amex on the grant date.

7)	Aggregate grant date fair value of restricted stock and stock options granted computed in accordance with FASB ASC Topic 718.

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

Pursuant to the 2007 Plan, the Company could from time to time grant its employees, directors and consultants restricted stock and options to purchase shares of, and SARs with respect to, the Company’s Common Stock at exercise prices determined by the Board of Directors. The exercise price of incentive stock options may not be less than 110% of the fair market value of Common Stock as of the date of grant. The Internal Revenue Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 2007 Plan or any other option plan adopted by the Company. Nonqualified options could be granted under the 2007 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options could be granted without regard to any restriction on the amount of Common Stock that could be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant. All stock options are non-transferrable by the grantee (other than upon the grantee’s death) and may be exercised only by the optionee during his service to the Company as an employee, director or consultant or for a specified period of time following termination of such service. The aggregate number of shares of Common Stock issuable under the 2007 Plan, the number of shares of stock, options and SARs outstanding, and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

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

As of December 31, 2010, options to purchase an aggregate of 1,372,000 shares of Common Stock and restricted stock grants of an aggregate of 1,270,400 shares of Common Stock had been issued under the 2007 Plan.  The 2007 Plan terminates on May 7, 2017.

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

Pursuant to the 2009 Plan, the Company may from time to time grant its employees, directors and consultants restricted stock and options to purchase shares of, and SARs, RSUs, performance shares and performance units, with respect to, the Company’s Common Stock at exercise prices determined by the Board of Directors. The exercise price of incentive stock options may not be less than 100% (110% in the case an owner of 10% or more of Company Common Stock) of the fair market value of Common Stock as of the date of grant. The Internal Revenue Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 2009 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 2009 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant. All stock options are non-transferable by the grantee (other than upon the grantee’s death) and may be exercised only by the optionee during his service to the Company as an employee, director or consultant or for a specified period of time following termination of such service. The aggregate number of shares of Common Stock issuable under the 2009 Plan, the number of shares of stock, options, SARs, RSUs, performance units and performance shares outstanding, and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

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

As of December 31, 2010, options to purchase an aggregate of 2,079,570 shares of Common Stock and restricted stock grants of an aggregate of 1,387,739 shares of Common Stock had been issued under the 2009 Plan. The 2009 Plan terminates on June 3, 2019.

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

The Company currently maintains Executive and Organization Liability Insurance Policies issued by Illinois National Insurance Company, a member company of the Chartis division of American International Group, Inc. , Federal Insurance Company, a member company of the Chubb group, and other companies.  These policies provide insurance coverage on behalf of any person who is or was a director, officer or employee of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise against liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against liability under the provisions of this section.

The right of any person to be indemnified is subject always to the right of the Company by its Board of Directors, in lieu of such indemnity, to settle any such claim, action, suit or proceeding at the expense of the Company by the payment of the amount of such settlement and the costs and expenses incurred in connection therewith.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by each of the Named Executive Officers as of December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (9)	Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($) (14)

Byron A. Dunn	-	1,500,000	(1)	3.43	10/1/2015	250,000	(10)	497,500

William E. Dozier	-	-		-	-	-		-

Frank C. Ingriselli	63,334	-		6.00	1/28/2011	-		-
	85,070	-		4.02	1/28/2011	-		-

Abiola L. Lawal	12,889	103,111	(2)	2.44	9/1/2015	42,000	(11)	83,580

Stephen F. Groth	-	-		-	-	-		-

Richard Grigg	9,500	500	(3)	6.00	12/17/2017	101,850	(12)	202,682
	204,000	36,000	(4)	0.64	12/9/2018	-		-
	14,584	14,583	(5)	4.02	12/8/2014	-		-

Heidi Wong	15,000	-		0.64	12/9/2018	12,500	(13)	24,875

Clark R. Moore	9,500	500	(6)	6.00	12/17/2017	-		-
	34,000	6,000	(7)	0.64	12/9/2018	-		-
	20,000	20,000	(8)	4.02	12/8/2014	-		-

1)	The options were forfeited in 2011 in accordance with the terms of Mr. Dunn’s Separation and General Release of Claims Agreement of April 2011.

2)
Options will vest monthly on the first day of each month in 32 equal installments from January 1, 2011 through August 1, 2013, subject to continued employment and terms and conditions of the option agreement.

3)	Options vested on February 7, 2011 as a result of Mr. Grigg’s retirement from the Company.

4)	Options for 24,000 shares became vested on February 7, 2011 as a result of Mr. Grigg’s retirement. Options for 12,000 shares were forfeited at that date.

5)	Options for 7,292 shares became vested on February 7, 2011 as a result of Mr. Grigg’s retirement. Options for 7,291 shares were forfeited at that date.

6)	Options will vest on December 17, 2011.

7)	Options for 4,000 shares will vest on December 9, 2011. Options for 2,000 shares will vest on December 9, 2012.

8)	Options for 10,000 shares will vest on January 8, 2011. Options for 10,000 shares will vest on January 8, 2012.

9)
The option exercise price for the 2007 and 2009 awards is equal to the fair market value of Common Stock of the Company determined in accordance with either the 2007 Stock Plan or 2009 Equity Incentive Plan, as applicable.  Under the 2007 Stock Plan, fair value represents the mean between the bid and asked prices on the close of business the day immediately prior to the date of grant as reported by Pink Sheets LLC.  The fair market value under the 2009 Equity Incentive Plan represents the closing price of the Company’s Common Stock on the option grant date, as reported by the NYSE Amex.

10)	Represents restricted stock granted in 2010. In accordance with the terms of Mr. Dunn’s Separation and General Release of Claims Agreement of April 11, 2011, the shares vested on April 19, 2011.

11)
Represents restricted stock granted in 2010. The shares will vest as follows:  21,000 on June 17, 2011 and  21,000 on June 17, 2012, subject to continued employment and the terms and conditions of the restricted stock agreement.

12)
Represents 72,000 shares and 29,850 shares of restricted stock previously granted under our 2007 Plan and 2009 Plan respectively.  The shares vested in 2011 as follows: 14,925 on January 8, 2011; and 86,925 on February 7, 2011, as a result of Mr. Grigg’s Retirement.

13)	Represents restricted stock previously granted under our 2007 Plan. These shares vest on September 12, 2011, subject to terms and conditions of the restricted stock agreement.

14)	Represents the market value of the shares calculated based on the closing price of the Company’s Common Stock as reported by NYSE Amex on December 31, 2010.

Options Exercised and Stock Vested - 2010

Name	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Stock Awards Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Bryon A. Dunn	-	-	-	-

William E. Dozier	-	-	100,000	343,000

Frank C. Ingriselli	491,311	1,747,288	183,533	701,343

Abiola L. Lawal	-	-	42,000	95,340

Stephen F. Groth	235,197	803,013	64,261	171,577

Richard Grigg	-	-	131,851	389,960

Heidi Wong	85,000	186,150	37,500	90,375

Clark R. Moore	-	-	-	-

Pension Benefits

Other than our 401(k) plan, we do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

In 2007, the Company adopted a defined contribution 401(k) plan for its U.S. employees. The plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. Company contributions are immediately vested to the employee.  The Named Executive Officers participate in this plan on the same basis as other employees.  There is no supplemental nonqualified plan of this type for officers.

Non-Qualified Deferred Compensation

We do not have a plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to our Named Executive Officers upon termination or a change in control, see ”Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements and Post-Termination Benefits” above.

The following table quantifies the termination benefits due to our Named Executive Officers, in the event of their termination for various reasons, including any termination occurring within 12 months following a change of control. The amounts were computed as if each executive officer's employment terminated on December 31, 2010.  Amounts include Named Executive Officers who have retired or resigned since December 31, 2010.  In those cases, the amounts shown in the table do not represent the actual amounts received by the respective persons on leaving employment with the Company.

		Termination for other than Cause, Death or Disability
Name	Termination Due to Death or Disability ($)	or by Executive for Good Reason ($)	Within 12 Months Following Change of Control ($)

Byron A. Dunn
Salary and Bonus (1)	100,000	850,000	1,037,500
Equity Awards (2)	-	497,500	497,500
Benefits (3)	-	111,746	119,096
Total	100,000	1,459,246	1,654,096

Abiola L. Lawal
Salary and Bonus (1)	125,000	755,000	912,500
Equity Awards (2)	-	83,580	83,580
Benefits (3)	-	84,175	91,525
Total	125,000	922,755	1,087,605

Richard Grigg
Salary (4)	360,100	360,100	360,100

Heidi Wong
Salary (5)	99,487	99,487	99,487

Clark R. Moore	-	-	-

1)
For termination due to death or disability, represents year 2010 bonus that was paid in January 2011. For other terminations, amounts represent year 2010 bonus plus 24 months salary in the case of termination for “good reason” and  year 2010 bonus plus 30 months salary in the case of termination due to “change of control” as specified.

2)
Represents intrinsic value at December 31, 2010 for unvested restricted stock and unvested stock options that would become vested under terms of the Named Executive Officer’s employment agreement.  The intrinsic value for restricted stock was equal to the number of shares valued at $1.99 per share, the closing price on December 31, 2010.   There were no unvested stock options held by these officers having intrinsic value at that date, as the option exercise prices were greater than $1.99 per share.

3)
Represents 24 months maximum company contribution under the Company’s 401(k) plan for termination for “good reason”,  30 months of such company contribution for termination for “change of control”; $20,000 maximum allowance for outplacement services; and employee health, life and other insurance benefits of $62,346 for Mr. Dunn and $34,775 for Mr. Lawal for a maximum of two years.

4)	Represents 50% of Mr. Grigg’s salary per his employment contract and 215% of fees earned by him under the agreement between Mr. Grigg, the Company and KKSH Holdings, Ltd.

5)	Represents 50% of Ms. Wong’s annual salary plus local income tax gross-up, per her employment agreement.

Compensation of Directors

There are no standard arrangements by which directors of the Company are compensated for their services as directors, and none of the directors received any cash compensation for their services as such during the most recently completed fiscal year, except pursuant to the Company’s Board Compensation Plan adopted on April 22, 2009 by the Board of Directors (the “Board Compensation Plan”).    Pursuant to the Board Compensation Plan, each independent director of the Company in good standing is entitled to (i) cash payments totaling $20,000, payable in equal quarterly installments of $5,000 each in arrears, and (ii) a grant of restricted Common Stock of the Company under the Company’s incentive stock plan with a fair market value of $60,000 measured as of the date of grant as calculated under the Company’s incentive stock plan, 100% of which shares shall be subject to a Company repurchase option that lapses one year following the date of grant subject to the Board member’s continued service as a member of the Company’s Board of Directors during such time.  In accordance with the Board Compensation Plan, on July 29, 2010 each of Messrs. Link, Brown, Dozier and Hofmeister, and Ms. O’Leary, as the Company’s independent directors, received a grant of 20,270 shares of restricted Common Stock of the Company under the Company’s 2009 Stock Plan, 100% of which shares will become vested and non-forfeitable on the twelve month anniversary of the grant date.

In addition, in accordance with the Board Compensation Plan and in consideration of their service as Chairs of the Board of Directors’ Committees, on July 29, 2010, the Company’s Board of Directors issued (i) 20,000 shares of restricted Common Stock of the Company to Mr. Link as Chairman of the Audit Committee, (ii) 10,000 shares of restricted Common Stock of the Company to Dr. Brown as Chairman of the Nominating and Corporate Governance Committee, (iii) 10,000 shares of restricted Common Stock of the Company to Ms. O’Leary as Chair of the Compensation Committee, and (iv) 10,000 shares of restricted Common Stock of the Company to Mr. Dozier as Chairman of the Technical/Operating Committee, in each case subject to vesting 50% on July 29, 2011 and 50% on July 29, 2012, subject to continued services with the Company.

Additionally, on July 20, 2010 and pursuant to that certain consulting agreement, dated August 1, 2010 (the “Dozier Consulting Agreement”), whereunder current director Mr. William E. Dozier served as the Company’s Interim Chief Executive Officer following the retirement of former President and Chief Executive Officer Frank C. Ingriselli, the Company granted to Mr. Dozier 100,000 shares of the Company’s Common Stock pursuant to the Company’s 2009 Equity Compensation Plan, all of which shares vested upon the effective date of the Company’s appointment of a new Chief Executive Officer, Byron A. Dunn, on October 1, 2010.  In addition, Mr. Dozier received a fee of $30,000 per month from August through September 2010 under the Dozier Consulting Agreement, terminating upon the appointment of Mr. Byron A. Dunn on October 1, 2010 as Chief Executive Officer.

Additionally, in 2010, the Company paid and issued to Byron A. Dunn cash and long-term equity compensation as described above in connection with his services as the President and Chief Executive Officer of the Company following his appointment effective October 1, 2010.  Mr. Dunn resigned all positions with the Company effective April 11, 2011.

Furthermore, in 2010, the Company paid and issued to Frank C. Ingriselli, former director, Chief Executive Officer, and President, cash and long-term equity compensation as described above in connection with his services as President and Chief Executive Officer of the Company until his retirement effective August 1, 2010, and as an independent consultant to the Company following his retirement from August 1, 2010 through September 30, 2010.

Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

The following table sets forth for each non-employee director the compensation earned for duties as a director for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)

Dr. Lee Brown	10,000	89,599	99,599

Dr. Kase L. Lawal	-	-	-

William E. Dozier	20,000	89,599	109,599

John Hofmeister	10,000	59,999	69,999

Hazel R. O'Leary	10,000	89,599	99,599

James F. Link Jr.	20,000	119,199	139,199

Elizabeth P. Smith	10,000	-	10,000

Robert C. Stempel	10,000	-	10,000

1)
During 2010, non-employee members of the Board at July 29, 2010, excluding Dr. Lawal, were awarded restricted shares at that date.  The grant date fair value per share was at the closing price for Company common  stock as reported on the NYSE Amex at that date.

2)
At December 31, 2010, non-employee Board members other than Dr. Lawal held 151,350 shares of unvested stock awards as follows: Dr. Brown, Mr. Dozier, and Ms. O’Leary each held 30,270 shares;  Mr. Hofmeister  held 20,270 shares; and Mr. Link held 40,270 shares.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during the fiscal year ended December 31, 2010 were, are, or have ever been officers or employees of the Company.   No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K during the fiscal year ended December 31, 2010, except to the extent that the Company’s entry into stockholder-approved Indemnification Agreements with all of its current officers and directors is required to be disclosed under such Item.

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

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the preceding Compensation Discussion and Analysis be included herein.

Compensation Committee of
The Board of Directors

Hazel O’Leary, Chair
Dr. Lee Brown, Member
John Hofmeister, Member

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 29, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company’s directors; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial ownership(1)		Percent of Class

Common Stock	CAMAC Energy Holdings Ltd.	89,467,120	(2)	58.0%
	c/o CAMAC International Corporation
	1330 Post Oak Blvd., Suite 2200
	Houston, Texas 77056

Common Stock	Dr. Kase Lukman Lawal	90,467,120	(3)	58.6%
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	Frank C. Ingriselli	3,085,360		2.0%
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	Richard Grigg	1,167,017	(4)	*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	Stephen F. Groth	270,443		*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	Byron A. Dunn	250,000		*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	Abiola L. Lawal	209,509	(5)	*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	William E. Dozier	205,354		*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	John Hofmeister	20,270		*
	1330 Post Oak Blvd., Suite 2575 Houston, TX 77056

Common Stock	Dr. Lee Patrick Brown	30,270		*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	Hazel R. O’Leary	30,270		*
	1330 Post Oak Blvd., Suite 2575
	Houston, TX 77056

Common Stock	All Directors and	95,735,613	(6)	61.9%
	Executive Officers as a Group (10 persons)
______________

*Less than 1%.

1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of April 29, 2011, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2)
Includes all shares of the Company’s Common Stock held directly by CAMAC Energy Holdings Ltd., including all shares of the Company’s Common Stock indirectly held by Dr. Kase Lukman Lawal through Dr. Lawal’s 27.7% ownership in CAMAC International Limited, which entity indirectly owns 100% of CAMAC Energy Holdings Ltd. as described in footnote 3 below.

3)
Includes all shares of the Company’s Common Stock held directly by CAMAC Energy Holdings Ltd. as described in footnote 2 above.  Dr. Lawal owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CAMAC Energy Holdings Ltd.  Dr. Lawal disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

4)	Includes (i) 899,850 shares of the Company’s Common Stock held directly by Mr. Grigg, and (ii) options exercisable as of February 7, 2011 for an aggregate of 267,167 shares.

5)
Includes (i) 177,288 shares of the Company’s Common Stock held directly by Mr. Lawal (ii) options exercisable as of April 29, 2011 for an aggregate of 25,777 shares; and (iii) options for an aggregate of 6,444 shares which will become exercisable within 60 days of April 29, 2011.

6)
Includes all shares of the Company’s Common Stock, immediately exercisable warrants to purchase Company Common Stock, and options to purchase Company Common Stock exercisable within sixty (60) days of April 29, 2011, beneficially owned or held by (i) Messrs. Ingriselli and Dunn who served as Chief Executive Officers of the Company during the last completed fiscal year, (ii) Messrs. Dr. Kase Lukman Lawal, Hofmeister, Brown, and Dozier, and Ms. O’Leary, who currently serve as directors of the Company, (iii) Mr. Grigg, who served as an executive officer of the Company during the last completed fiscal year, (iv) Mr. Groth, who served as an executive officer of the company during the last completed fiscal year, (v) Mr. Abiola L. Lawal, who currently serves as an executive officer of the Company, and (iv) CAMAC Energy Holdings Ltd., which is 100% indirectly owned by CAMAC International Limited, 27.7% of which is owned by Dr. Kase Lukman Lawal.  Dr. Lawal disclaims beneficial ownership of the securities owned by CAMAC Energy Holdings Ltd. except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all the reported shares for purposes of Section 16 or for any other purpose.

Equity Compensation Plan Information

The following table sets forth all compensation plans previously approved by the Company’s security holders and all compensation plans not previously approved by the Company’s security holders as of December 31, 2010.

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

Changes in Control

There are currently no arrangements that may result in a change in control of the Company.

Changes in Control

On April 7, 2010, the Company announced that it had closed its previously announced acquisition of all of the interests (the “Contract Rights”) held by CAMAC Energy Holdings Limited (“CEHL”) and certain of its affiliates (the “CAMAC Group”) in a Production Sharing Contract (the “PSC”) with respect to an oilfield asset known as the Oyo Field (the “Oyo Field”).  Following consummation of the transaction, the Company changed its name to CAMAC Energy Inc. and its stock ticker symbol.  The Company’s shares have subsequently traded on the NYSE Amex under the symbol “CAK.”

As consideration for the Contract Rights, the Company paid CEHL $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL 89,467,120 shares of the Company’s Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”).  In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of the Company’s Common Stock  were exercised following the closing, then the Company was  obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL to maintain its 62.74% interest in the Company. As of April 29, 2011 the maximum number of such shares issuable was 6,811,446, comprised of 188,591 shares issuable as a result of past exercise of certain warrants and 6,622,855 shares potentially issuable if certain unexercised warrants are exercised prior to their expiration dates.  As additional Cash Consideration, the Company agreed to pay CEHL $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date, which the Company has paid.

In connection with the closing on April 7, 2010, the Company’s Board of Directors was expanded from five members to seven members, with CEHL having the right to initially designate four of the seven members.  CEHL agreed, for a one-year period following the closing date, to vote its Consideration Shares in favor of electing or removing the remaining three directors nominated by the Company, provided that any persons nominated by the Company must be reasonably acceptable to a majority of the Board of Directors or a majority of the members of the Nominating and Corporate Governance Committee.

On April 7, 2010, Mr. Robert Stempel and Ms. Elizabeth Smith resigned from the Company’s Board of Directors.  Neither Mr. Stempel nor Ms. Smith resigned as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  The four vacancies created by these resignations and expansion of the Board of Directors have been filled by the appointment of the following individuals as nominated by CEHL: Dr. Kase Lukman Lawal, John Hofmeister, Dr. Lee Patrick Brown and Hazel O’Leary.

In connection with the acquisition of the Contract Rights on April 7, 2010, a change of control of the Company occurred upon the issuance to CEHL of Consideration Shares representing approximately 62.74% of the Company’s issued and outstanding Common Stock.  As a result of its controlling interest in the Company, CEHL or its designees will have the ability to approve any matter submitted to the Company’s stockholders where a simple majority vote is required to obtain stockholder approval, whether such action is sought through a special or annual meeting or through written consent.  Additionally, CEHL currently owns and controls enough shares to elect or remove the Company’s directors at stockholder meetings, subject to the contractual restrictions described above.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act and the rules promulgated thereunder, the Company’s directors, executive officers, and any person holding beneficially more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s securities and any changes in that ownership to the SEC and to file copies of the reports with the Company.  Specific due dates for these reports have been established, and the Company is required to report any failures to file by these dates during the last fiscal year.

Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s Common Stock complied during the year ended December 31, 2010 with the reporting requirements of Section 16(a) of the Exchange Act, except that due to an administrative oversight, a report for  Dr. Kase Lukman Lawal covering 10,000 shares of Company Common Stock purchased on October 1, 2010 pursuant to a Rule 10b5-1 Plan established August 17, 2010 and administered by Wells Fargo Advisors, LLC was filed on October 7, 2010.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the Company’s last fiscal year, the Company has been or is currently a participant in the following material transactions with related persons:

Employment Agreement and Consulting Agreement with Frank C. Ingriselli (Retired)
The Company and Frank C. Ingriselli, its former President, Chief Executive Officer and member of the Board of Directors, were parties to an employment agreement (the “Ingriselli Agreement”) through the date of Mr. Ingriselli’s voluntary retirement effective August 1, 2010.  The Ingriselli Agreement contained, among other things, severance payment provisions that required the Company to continue Mr. Ingriselli’s salary for 36 months and his benefits for 36 months if employment was terminated without “cause,” as such term is defined in the Ingriselli Agreement, and to make a lump sum payment equal to 48 months salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” as such term is defined in the Ingriselli Agreement. Pursuant to this agreement, Mr. Ingriselli’s annual base salary was $350,000, and he was entitled to an annual bonus of between 20% and 40% of his base salary, as determined by the Company’s Board of Directors, based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company.   Under the agreement, Mr. Ingriselli was eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. Mr. Ingriselli voluntarily retired from his employment and all positions with the Company effective August 1, 2010, and in connection with Mr. Ingriselli’s retirement, the Company and Mr. Ingriselli entered into a separately negotiated Separation and Mutual Release Agreement pursuant to which Mr. Ingriselli provided a general release of all claims against the Company in exchange for the Company’s release of all claims against Mr. Ingriselli, the release by the Company of repurchase rights with respect to an aggregate of 60,000 shares of unvested restricted Company Common Stock held by Mr. Ingriselli, the acceleration of vesting with respect to options to purchase an aggregate of 154,666 shares of the Company’s Common Stock held by Mr. Ingriselli, and a lump sum payment of $169,166.66 to Mr. Ingriselli.

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

Employment Agreement with Stephen F. Groth (Retired)
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

Employment Agreement with Richard Grigg (Retired)
On August 1, 2008, the Company entered into an Employment Agreement with Richard Grigg, the Company’s Senior Vice President and Managing Director (the “Grigg Agreement”).  The Grigg Agreement, which superseded the prior employment agreement the Company entered into with Mr. Grigg in March 2008, had a three year term, and provided for a base salary of 1,650,000 RMB (approximately $241,000) per year and an annual performance-based bonus award targeted at between 30% and 40% of his then-current annual base salary awardable in the discretion of the Company’s Board of Directors.  Mr. Grigg was also entitled to reimbursement of certain accommodation expenses in Beijing, China, medical insurance, annual leave expenses, and certain other transportation fees and expenses.  In addition, in the event the Company terminated Mr. Grigg’s employment without Cause (as defined in the Grigg Agreement), the Company would have been required to pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  However, on January 27, 2009, the Company revised the terms of its employment relationship with Richard Grigg by entering into an Amended and Restated Employment Agreement with Mr. Grigg (the “Amended Employment Agreement”) and a Contract of Engagement (“Contract of Engagement”) with KKSH Holdings Ltd., a company registered in the British Virgin Islands (“KKSH”). Mr. Grigg is a minority shareholder and member of the board of directors of KKSH.  The Amended Employment Agreement superseded the Grigg Agreement and governed the employment of Mr. Grigg in the capacity of Managing Director of the Company for a period of three years.  The Amended Employment Agreement provided for a base salary of 990,000 RMB (approximately $144,000) per year and the reimbursement of certain accommodation expenses in Beijing, China, annual leave expenses, and certain other transportation and expenses of Mr. Grigg.  In addition, in the event the Company terminated Mr. Grigg’s employment without Cause (as defined in the Amended Employment Agreement), the Company would pay to Mr. Grigg a lump sum amount equal to 50% of Mr. Grigg’s then-current annual base salary.  The Contract of Engagement governed the engagement of KKSH for a period of three years to provide the services of Mr. Grigg through KKSH as Senior Vice President of the Company strictly with respect to the development and management of business opportunities for the Company outside of the People’s Republic of China.  The basic fee for the services provided under the Contract of Engagement was 919,000 RMB (approximately $134,000)  per year, to be prorated and paid monthly and subject to annual review and increase upon mutual agreement by the Company and KKSH.  Pursuant to the Contract of Engagement, the Company also provided Mr. Grigg with medical benefits and life insurance coverage, and an annual performance-based bonus award targeted at between 54% and 72% of the basic fee, awardable in the discretion of the Company’s Board of Directors.  In addition, in the event the Company terminated the Contract of Engagement without Cause (as defined in the Contract of Engagement), the Company would pay to KKSH a lump sum amount equal to 215% of the then-current annual basic fee.   On February 7, 2011 the Company and Mr. Grigg entered into a voluntary retirement agreement for Mr. Grigg’s retirement effective on that date.  In addition, Mr. Grigg and KKSH entered into a General Release of All Claims Agreements with the Company in return for a payment of $50,000, acceleration of vesting with respect to options to purchase an aggregate of 31,792 shares of Company Common Stock held by Mr. Grigg and KKSH, and release by the Company of repurchase rights with respect to an aggregate of 86,925 shares of unvested restricted Company Common Stock held by Mr. Grigg. On February 8, 2011 KKSH and the Company entered into a Consulting Agreement for temporary services of Mr. Grigg through March 31, 2011 to provide transition services for a total fee of approximately $54,000.

Transaction with Richard Grigg (Retired)
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

Employment Agreement with Jamie Tseng (Retired)
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

Employment Agreement and Separation and Release Agreement with Byron A. Dunn (New Hire, Resigned in 2011)
Effective October 1, 2010, the Board of Directors appointed Mr. Byron A. Dunn as the Company’s new President, Chief Executive Officer, and member of the Board of Directors.  The Company and Mr. Dunn were parties to an employment agreement (“Dunn Employment Agreement”) pursuant to which Mr. Dunn received an annual base salary of $375,000, a one-time cash sign-on bonus of $150,000, and payment of certain club membership and transportation expenses, and Mr. Dunn was also eligible to receive a discretionary cash performance bonus each year targeted at 100% of his then-current annual base salary.  Also, effective on his start date of October 1, 2010, the Company issued to Mr. Dunn 250,000 shares of Company restricted Common Stock subject to a one year vesting period, and an option to purchase 1.5 million shares of the Company’s Common Stock vesting 1/3 on December 1 of each of 2011, 2012 and 2013.  In addition, in the event the Company terminated Mr. Dunn’s employment without Cause (as defined in the Dunn Employment Agreement) or Mr. Dunn resigned for Good Reason (as defined in the Employment Agreement, (i) the Company was required to pay to Mr. Dunn an amount equal to 24 months of his base salary plus target bonus as in effect immediately before Mr. Dunn’s termination or resignation (30 months in connection with a Change in Control, as defined in the Dunn Employment Agreement), (ii) the Company was required to pay to Mr. Dunn an amount equal to 24  months of the maximum contribution the Company may make for Mr. Dunn under the Company’s 401(k) plan (30 months in connection with a Change in Control, as defined in the Employment Agreement), (iii) any outstanding stock options and restricted stock would become fully vested, and options would remain exercisable for 12 months, (iv) the Company would reimburse Mr. Dunn for up to $20,000 of outplacement services, and (v) the Company would continue to provide Mr. Dunn and his dependents with the same level of insurance benefits received immediately prior to termination or resignation for up to 2 years, or until Mr. Dunn obtained similar replacement benefits through a new employer. Effective April 11, 2011, Mr. Dunn resigned from all his positions with the Company and the Dunn Employment Agreement was terminated.

On April 11, 2011, in connection with Mr. Dunn’s resignation, the Company agreed to provide Mr. Dunn with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Dunn and the Company: (i) the Company agreed to pay Mr. Dunn $400,000 in cash upon the expiration of seven days following the effective date (which amount was paid on April 19, 2011), and $200,000 in cash ninety days following the effective date of the severance agreement; (ii) monthly reimbursement of Mr. Dunn’s health benefits under the Company’s group health and dental plan for up to eighteen months following the effective date of the severance agreement; and (iii) upon the expiration of seven days following the effective date of the severance agreement, 250,000 shares of restricted stock issued to Mr. Dunn under the Company’s 2009 Equity Incentive Plan shall become fully vested (which became fully vested on April 19, 2011). In addition, the Company and Mr. Dunn agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation and General Release of Claims Agreement extinguished all rights, if any, which Mr. Dunn had, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Dunn Employment Agreement.

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

Employment Agreement with Abiola L. Lawal (New Hire)
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

Employment Agreements with Heidi Wong (Existing Employee/Promotion)
On August 14, 2008, the Company and Ms. Heidi Wong, the Company’s General Manager of Business Development, Government Relations and Commercial Affairs, entered into an Employment Agreement (the “Wong Employment Agreement”) pursuant to which Ms. Wong became a full-time employee of the Company.  Pursuant to the Wong Employment Agreement, Ms. Wong received an annual base salary of RMB 900,000 (approximately US $135,450) net of Chinese income tax per full year of employment.  In addition, Ms. Wong was eligible for a discretionary cash performance bonus each year targeted at 20% of her then-current annual base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors and Compensation Committee.  Ms. Wong was also reimbursed a maximum of RMB 30,000 per month for accommodation expenses in Beijing, China.  The Company granted to Ms. Wong 45,000 shares of restricted stock to vest over the next three years beginning six months from the effective date of this agreement and ending on the third anniversary date of this agreement.  Ms. Wong was also entitled to an annual transportation allowance of RMB 60,000 and a fixed reimbursement of expenses for annual leave for each calendar year in the amount of RMB 40,000.  In addition, in the event the Company terminated Ms. Wong’s employment without Cause or Ms. Wong resigned for Good Reason (each as defined in the Wong Employment Agreement), the Company would have paid to Ms. Wong an amount equal to 50% of the employee’s then-current annual base salary at the time she was terminated.

Effective January 21, 2011 the Company and Ms. Wong entered into an Amended and Restated Employment Agreement (the “Amended Wong Employment Agreement”) pursuant to which Ms. Wong receives an annual base salary of RMB 970,872 (approximately US $146,116) net of Chinese income tax per full year of employment in her new role as Managing Director of the Company.  In addition, Ms. Wong is eligible for a discretionary cash performance bonus each year targeted at 20% of her then-current annual base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors and Compensation Committee. In addition, the Company granted Ms. Wong 100,000 shares of options to vest a third on each of December 31, 2011, December 31, 2012, and December 31, 2013, subject to her continued employment with the Company.  Ms. Wong was also granted a one-time cash bonus of US $40,000 for her promotion.  Ms. Wong continues to be eligible for a maximum reimbursement amount of RMB 30,000 per month for accommodation expenses in Beijing, China, an annual transportation allowance of RMB 60,000, and a fixed reimbursement of expenses for annual leave in the amount of RMB 40,000.  In addition, in the event the Company terminates Ms. Wong’s employment without Cause or Ms. Wong resigns for Good Reason (each as defined in the Wong Employment Agreement), the Company shall pay to Ms. Wong an amount equal to 50% of the employee’s then-current annual base salary at the time she is terminated.

Employment Agreement with Clark R. Moore (Existing Employee)
On November 16, 2009, the Company and Mr. Clark R. Moore, the Company’s Corporate Counsel and Assistant Secretary, entered into an Employment Relationship (the “Moore Employment Relationship”) pursuant to which Mr. Moore became a part-time employee of the Company.  Pursuant to the Moore Employment Relationship, Mr. Moore receives a monthly base salary of $10,000, based on a minimum work schedule of 55 hours per month.  For all hours exceeding 55 hours worked per month, he is compensated at an hourly rate of $210 per hour, rounded to the nearest 1/10 hour.  In the event the Company terminates Mr. Moore’s employment without Cause (as defined in the Moore Employment Relationship), Mr. Moore shall become immediately and fully vested in all options and restricted shares held by him.

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

Oyo Field Transaction with CAMAC Energy Holdings Limited and Affiliates
See Note 5 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 regarding the Oyo Field transaction in April, 2010, which resulted in a change in control of the Company and began a related party relationship with the new majority owner and additional parties.  Dr. Kase Lawal, the Company’s current Chief Executive Officer, and Chairman of the Company’s Board of Directors, is the Chairman of CEHL.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CAMAC Energy Holdings Limited.  As a result, Dr. Lawal may be deemed to have an indirect material interest in agreements related to the Oyo Field involving CEHL.

Technical Services Agreement with CEHL
On April 7, 2010, CEHL entered into a technical services agreement with the Company to provide the Company with certain technical services with respect to the Oyo Field.  In consideration for these services, the Company paid CEHL (i) an initial monthly service fee of $400,000 per month for the initial three months, plus out-of-pocket expenses, commencing immediately following the closing, with the monthly service fee to be negotiated after the initial three months, and (ii) $1.6 million for service-related expenses incurred by CEHL prior to the closing, due and payable from proceeds received by the Company under the PSC following the closing.  The technical service agreement was terminated effective March 31, 2011.

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

Registration Rights Agreement with CEHL
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

On February 15, 2011, the Company and CEHL entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file with the SEC one or more registration statements covering the resale of any and all shares of the common stock of the Company issued to Allied under an option-based consideration structure pursuant to the Purchase Agreement, in addition to providing certain “piggyback” and other registration rights to CEHL with respect to the shares issued, in each case, subject to certain limitations and conditions.  Each registration statement must be filed within 15 days of the Company’s receipt of Allied’s election to receive shares under the Purchase Agreement (subject to such notice being received within 15 days of the occurrence of a milestone under the Purchase Agreement).  If any shares are not covered by a registration statement within 90 days following the required filing date of the registration statement, then the Company is required to pay liquidated damages to CEHL.

OML 120/121 Agreement with CAMAC Energy Holdings Limited and Affiliates
On December 13, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL, superseding earlier related agreements.  Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL’s full remaining interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In April 2010 the Company had acquired from CEHL the Oyo Contract Rights in the OML 120/121 PSC. This transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL’s full interest in the OML 120/121 PSC.

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

 Dr. Kase Lawal, the Company’s current Chief Executive Officer, Chairman and member of the Board of Directors, is a director of each of CEHL, CINL, and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

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

Indemnification Agreements
The Company has entered into a stockholder-approved Indemnification Agreement with many of its current officers and directors.

Transactions with Related Parties

	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
	Receivables	Receivables	Payables	Payables
EORP related parties	$39	$55	$-	$538
CEHL	$-	$-	$2,244	$-
U.S. executive bonuses	$-	$-	$400	$200
Total	$39	$55	$2,644	$738

	Years Ended
	December 31,
(In thousands)	2010	2009
	Purchases Charged to Income
CEHL	$3,471	$-

The Company has adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees, the text of which has been posted on the Company’s website (www.camacenergy.com).  Among other provisions, the Code provides that all officers, directors and employees shall avoid all conflicts of interest or improper or unlawful conduct and even the appearance thereof, and, further, that only the Board of Directors of the Company may waive a conflict of interest or any other non-compliance with the Code.  Although the Company has not adopted a formal policy that covers the review and approval of related party transactions by the Board, in accordance with the Code and Section 144 of the DGCL, it is the practice of the Board of Directors to review each contract or transaction between the Company and its directors, officers or employees, including the material facts as to the relationship or interest and as to the contract or transaction, determine in good faith whether such contract or transaction is fair as to the Company, and to approve or ratify such contract or transaction if the Board of Directors determines the contract or transaction to be fair as to the Company and in good faith authorizes the contract or transaction by affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum.

Each of the above-referenced related party transactions were approved by the Company’s Board of Directors or the Compensation Committee of the Board, save for the Tongsheng Arrangement and Mr. Abiola Lawal’s Secondment, provided, however, that (i) while the Tongsheng Arrangement was not directly approved by the Company’s Board of Directors, the Company’s Board of Directors did approve the acquisition of the EORP technology, the formation of Dong Fang and transactions related thereto and in furtherance thereof, and (ii) while the Secondment was not directly approved by the Company’s Board of Directors, the Company’s Board of Directors did approve the financial terms of Mr. Abiola’s secondment from CIC.

Director Independence

The Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable NYSE Amex listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002, as amended. Our independent directors are:  John Hofmeister, Dr. Lee Patrick Brown, Hazel R. O’Leary and William E. Dozier.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has selected RBSM LLP (“RBSM”) to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2011.  RBSM was the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2009.

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

The Company has been advised by RBSM that neither the firm nor any of its associates had any relationship with the Company other than the usual relationship that exists between independent registered public accounting firms and their clients during the last fiscal year.  Representatives of RBSM will be available via teleconference during the Meeting, at which time they may make any statement they consider appropriate and will respond to appropriate questions raised at the Meeting.

Independent Registered Public Accounting Firm’s Fees

RBSM examined, as independent auditors, the financial statements of the Company for the years ended December 31, 2009 and 2010.  The following table shows the fees billed to us by RBSM for the audit and other services rendered by RBSM during fiscal 2009 and 2010.  The Company’s Audit Committee has determined that the non-audit services rendered by RBSM were compatible with maintaining RBSM’s independence.

	2009	2010
Audit Fees (1)	$127,936	$265,969
Audit-Related Fees (2)	1,921	12,625
Tax Fees	4,725	5,950
Total	$134,582	$284,544
______________

1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and internal controls over financial reporting and review of our quarterly financial statements, as well as audit services provided in connection with other statutory or regulatory filings.

2)	Audit-related fees consisted primarily of accounting consultations.

Pre-Approval Policies and Procedures

All audit-related and other services rendered by RBSM were pre-approved by the Audit Committee before RBSM was engaged to render such services.  It is the Audit Committee’s standard practice to require pre-approval by the Committee of all audit, audit-related, tax and other services rendered by RBSM.  The Audit Committee is solely responsible for selecting, hiring and replacing our external auditors. The Committee also pre-approves fees for both audit and non-audit services. In reaching decisions on these matters, the Committee confirms the independence of the external auditors and whether the services to be provided are permissible under applicable rules and regulations. The Committee evaluates the competency of the external audit firm and assesses its fee schedule for reasonableness.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents as part of this Report: (1,2) None

(3)    EXHIBITS:

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

Dated:  May 2, 2011
CAMAC Energy Inc.

By:	/s/ Dr. Kase Lukman Lawal
Dr. Kase Lukman Lawal
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Abiola l. lawal
Abiola L. Lawal
Chief Financial Officer (Principal Financial and Accounting Officer)