Form 10-Q
period 2011-03-31
CAMAC Energy Inc.
filed 2011-05-04
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number:  01-34525

CAMAC ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0349798
(State or Other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1330 Post Oak Blvd., Suite 2525, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 797-2940
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At April 29, 2011 there were 154,059,878 shares of common stock, par value $0.001 per share, outstanding.

CAMAC Energy Inc.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Limited operating history, operating revenue or earnings history.
•	Ability to raise capital to fund our operations on terms and conditions acceptable to the Company.
•	Ability to develop oil and gas reserves.
•	Dependence on key personnel, technical services and contractor support.
•	Fluctuation in quarterly operating results.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	Competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks and changing economic conditions.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMAC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,552	$28,918
Short-term investments	-	256
Accounts receivable	10,381	10,411
Inventories	75	72
Other current assets	2,466	2,847
Total current assets	33,474	42,504
Property, plant and equipment, net
Oil and gas properties (successful efforts method of accounting)	209,951	204,523
Property, plant and equipment, other	442	456
Total property, plant and equipment, net	210,393	204,979
Long-term advances	34	34
Investment in nonsubsidiary - at fair value	276	272
Deferred charges	40	54
Total Assets	$244,217	$247,843
LIABILITIES AND EQUITY
Liabilities
Accounts payable	$664	$63
Income taxes payable	45	163
Accrued contracting and development fees	56,061	32,329
Accrued personnel expenses	363	606
Accrued liability for contingent acquisition cost	890	890
Accrued royalties	5,933	5,933
Accrued and other liabilities	314	870
Total current liabilities	64,270	40,854
Commitments and Contingencies
Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock, Authorized - 50,000,000 shares at $0.001 par value
Issued - 23,708,952 shares as of March 31, 2011 and December 31, 2010
Outstanding - None as of March 31, 2011 and December 31, 2010	-	-
Common stock, Authorized - 300,000,000 shares at $0.001 par value
Issued and outstanding - 153,806,863 shares as of March 31, 2011 and
153,611,792 shares as of December 31, 2010	154	154
Paid-in capital	459,712	458,523
Accumulated deficit	(279,123)	(250,925)
Other comprehensive income (deficit)	(105)	(120)
Total stockholders' equity - CAMAC Energy Inc.	180,638	207,632
Noncontrolling interests deficit	(691)	(643)
Total equity	179,947	206,989
Total Liabilities and Equity	$244,217	$247,843

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	For Three Months Ended March 31,
	2011	2010
Revenues
Crude oil	$-	$-
Products and services	-	77
Total revenues	-	77
Costs and operating expenses
Lease operating expenses and production costs	25,073	631
Exploratory expenses	82	22
Selling, general and administrative expenses	2,990	2,693
Depreciation, depletion and amortization	66	49
Total costs and operating expenses	28,211	3,395
Operating loss	(28,211)	(3,318)
Other income (expense)
Interest income	8	4
Total other income	8	4
Net loss before income taxes and
noncontrolling interests	(28,203)	(3,314)
Income tax expense	(45)	(8)
Net loss	(28,248)	(3,322)
Less: Net loss attributable to noncontrolling interests	50	148
Net Loss attributable to CAMAC Energy Inc. stockholders	$(28,198)	$(3,174)
Net loss per common share attributable to CAMAC Energy Inc.
common stockholders - basic and diluted	$(0.18)	$(0.07)
Weighted average number of common
shares outstanding, basic and diluted	153,735	46,844

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS  OF CASH FLOWS
(In thousands)
(Unaudited)

	For Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(28,248)	$(3,322)
Adjustments to reconcile net loss to cash
used in operating activities:
Currency transaction gain	(4)	(3)
Stock and options compensation expense	1,159	1,499
Depreciation, depletion and amortization expense	66	49
Changes in operating assets and liabilities:
Decrease in accounts and other receivables	30	17
(Increase) decrease in inventories	(3)	22
Decrease in other current assets	381	13
Increase in accounts payable	601	172
Increase (decrease) in accrued contracting and development fees	23,732	(366)
Decrease in accrued personnel and other liabilities	(917)	(408)
Net cash used in operating activities	(3,203)	(2,327)
Cash flows from investing activities
Net sales of available for sale securities	256	1,508
(Increase) decrease in long-term advances and deferred charges	14	(82)
Additions to property, plant and equipment	(5,480)	(107)
Net cash (used in) provided by investing activities	(5,210)	1,319
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	30	153
Issuance of common stock net of issuance costs	-	35,200
Net cash provided by financing activities	30	35,353
Effect of exchange rate changes on cash	17	(4)
Net (decrease) increase in cash and cash equivalents	(8,366)	34,341
Cash and cash equivalents at beginning of period	28,918	3,602
Cash and cash equivalents at end of period	$20,552	$37,943
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$2
Supplemental schedule of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$-	$547
Issuance costs paid as warrants issued	$-	$457

The accompanying notes are an integral part of these consolidated financial statements

CAMAC Energy Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1.  COMPANY DESCRIPTION, SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CAMAC and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net loss, equity or cash flows.

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any subsequent quarter or for the year ending December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions. Estimates affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods.  Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of unaudited consolidated financial statements are appropriate, actual results could differ from those estimates.  Estimates that may have a significant effect include oil and natural gas reserve quantities, depreciation depletion, and amortization relating to oil and natural gas properties, and income taxes.  The accounting estimates used in the preparation of the unaudited consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

For the period from inception of the Company through March 31, 2010, the Company’s consolidated financial statements were prepared as a development stage company.  In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets located in Nigeria and at that time ceased reporting as a development stage company. Prior period data has been revised to the current period reporting basis as an operating company, and accordingly, comparison with previous period reported amounts may not be meaningful.

Liquidity

Net loss attributable to CAMAC Energy Inc. stockholders was $28.2 million during the three months ended March 31, 2011 and at that date the accumulated deficit was $279.1 million.  The Company completed the workover on well #5 in the Oyo Field in mid-January 2011 and incurred a total cost of approximately $55.1 million to reduce gas production and to improve the daily crude oil production rate from this well.  Of this amount, $30.7 million was charged to expense as of December 31, 2010 for costs incurred as of that date and the remaining $24.4 million was charged to expense during the quarter ended March 31, 2011.  The Company plans to pay for the workover using available cash, a debt facility to be entered into with Allied Energy Plc. (“Allied”) and through Oyo Field lifting proceeds.

The Company expects to utilize a term credit facility of $25 million from Allied, an affiliated company, which has agreed to provide this facility, in order to meet a substantial portion of the Company’s cash obligations with respect to the workover on well #5 in the Oyo Field. The Company expects to finalize the term credit facility in early May 2011.  The costs of this work will be recovered as Cost Oil in revenues under the OML 120/121 PSC starting in second half of 2011, which the Company expects will enable it to repay the loans within the due date under the term facility.  The portion of the workover funded from the Company’s own cash will also be recovered as Cost Oil in revenues and thus is expected to be available for future operations after such recovery occurs.

The Company’s unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. Based upon current cash flow projections, management believes that the Company will have sufficient liquidity and capital resources to meet projected cash flow requirements through March 31, 2012.

Recently Issued Accounting Standards Not Yet Adopted

As of the balance sheet date, there were no new accounting pronouncements not yet adopted that are expected to materially affect the Company.

NOTE 2.  OML 120/121 TRANSACTION

On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CAMAC Energy Holdings Limited, Allied, an affiliate of CEHL, CAMAC International (Nigeria) Limited (“CINL”), an affiliate of CEHL, (collectively “CEHL”), superseding earlier related agreements.  Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL’s full remaining interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In April 2010 the Company had acquired from CEHL the Oyo Contract Rights in the OML 120/121 PSC. The OML 120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL’s full interest in the OML 120/121 PSC.

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

The $5 million paid for acquiring the Non-Oyo Contract Rights is recorded as unproved oil and gas properties in the accompanying unaudited consolidated financial statements.

NOTE 3.  PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consist of following (in thousands):

	March 31, 2011	December 31, 2010
Oil and gas Properties:
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	1,917	1,917
Proved oil and gas properties, net	204,295	204,295
Unproved oil and gas properties	5,656	228
Oil and gas Properties, net	209,951	204,523

Property, plant and equipment, other	897	845
Less: Accumulated depreciation	455	389
Property, plant and equipment, other, net	442	456
Total property, plant and equipment	$210,393	$204,979

NOTE 4. OPERATING SEGMENT DATA

Our segments derive revenues from the sale of oil and gas products.  The revenues, net loss attributable to CAMAC Energy Inc., and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
Africa	$-	$-
Asia	-	77
Total revenues	$-	$77

	Three Months Ended March 31,
	2011	2010
Net Loss attributable to CAMAC Energy Inc. stockholders
Africa	$(24,489)	$-
Asia	(691)	(601)
Corporate	(3,018)	(2,573)
Total net loss attributable to CAMAC Energy Inc. stockholders	$(28,198)	$(3,174)

	As of	As of
	March 31, 2011	December 31, 2010
Assets
Africa	$221,395	$216,721
Asia	911	408
Corporate	21,911	30,714
Total assets	$244,217	$247,843

NOTE 5.   EQUITY

During the three months ended March 31, 2011, the Company issued 195,071 shares of Common Stock on exercises of options and warrants, and vesting of restricted stock awards.

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units and restricted stock awards to result in issuance of a maximum aggregate of 6,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors.  During the three months ended March 31, 2011, the Company granted a total of 1,486,642 stock options and 144,688 restricted stock awards with vesting periods from 1 month to 36 months.

NOTE 6. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS was 153,735,000 and 46,844,000 for the three months ended March 31, 2011 and 2010, respectively.

Warrants issued in stock offerings, options and restricted stock are potentially dilutive in future periods if the Company has net income. These potentially dilutive securities have been anti-dilutive for all periods to date because the Company has been in a loss position.

NOTE 7.  RELATED PARTY TRANSACTIONS

Retirement and Consulting Agreement with Richard Grigg

On February 7, 2011 the Company and Mr. Grigg entered into a voluntary retirement agreement for Mr. Grigg’s retirement effective on that date.  In addition, Mr. Grigg and KKSH Holdings Ltd., a company registered in the British Virgin Islands (“KKSH”) entered into General Release of All Claims Agreements with the Company in return for a payment of $50,000, acceleration of vesting with respect to options to purchase an aggregate of 31,792 shares of Company Common Stock held by Mr. Grigg and KKSH, and release by the Company of repurchase rights with respect to an aggregate of 86,925 shares of unvested restricted Company Common Stock held by Mr. Grigg. On February 8, 2011 KKSH and the Company entered into a Consulting Agreement for temporary services of Mr. Grigg through March 31, 2011 to provide transition services for a total fee of approximately $54,000.

Amended and Restated Employment Agreement with Abiola L. Lawal
Effective March 8, 2011 the Company and Mr. Lawal entered into an Amended and Restated Employment Agreement (the “Amended Lawal Employment Agreement”) pursuant to which Mr. Lawal receives an annual base salary of $315,000.  In addition, Mr. Lawal is eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current annual base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors. In addition, in the event the Company terminates Mr. Lawal’s employment without Cause (as defined in the Amended Lawal Employment Agreement) or Mr. Lawal resigns for Good Reason (as defined in the Amended Lawal Employment Agreement, (i) the Company must pay to Mr. Lawal an amount equal to 24 months of his base salary plus target bonus as in effect immediately before Mr. Lawal’s termination or resignation (30 months in connection with a Change in Control, as defined in the Lawal Amended Employment Agreement), (ii) the Company must pay to Mr. Lawal an amount equal to 24  months of the maximum contribution the Company may make for Mr. Lawal under the Company’s 401(k) plan (30 months in connection with a Change in Control, as defined in the Amended Lawal Employment Agreement), (iii) any outstanding stock options and restricted stock shall become fully vested, and options shall remain exercisable for 12 months, (iv) the Company shall reimburse Mr. Lawal for up to $20,000 of outplacement services, and (v) the Company shall continue to provide Mr. Lawal and his dependents with the same level of insurance benefits received immediately prior to termination or resignation for up to 2 years, or until Mr. Lawal obtains similar replacement benefits through a new employer.  Mr Abiola Lawal and Dr. Kase Lawal have no familial relationship.

OML 120/121 Agreement with CAMAC Energy Holdings Limited and Affiliates
On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL, superseding earlier related agreements.  Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL’s full remaining interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In April 2010 the Company had acquired from CEHL the Oyo Contract Rights in the OML 120/121 PSC. The OML120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL’s full interest in the OML 120/121 PSC.

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

Dr. Kase Lawal, the Company’s Chief Executive Officer, Chairman and member of the Board of Directors, is a director of each of CEHL, CINL, and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

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

Amended Oyo Field Supplemental Agreement with CEHL
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

Term Credit Facility Commitment Letter with Allied
On March 21, 2011, the Company executed a commitment letter to utilize a term credit facility of $25 million from Allied to meet a substantial portion of its cash obligations for workover expenses on Oyo Field well #5. We expect the credit facility to be finalized in early May 2011 and to provide for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable within 24 months from the closing date.

Employment Agreement and Separation and Release Agreement with Byron A. Dunn
Effective October 1, 2010, the Company appointed Mr. Byron A. Dunn as the Company’s new President, Chief Executive Officer, and member of the Board of Directors.  The Company and Mr. Dunn were parties to an employment agreement (“Dunn Employment Agreement”) pursuant to which Mr. Dunn received an annual base salary of $375,000, a one-time cash sign-on bonus of $150,000, and payment of certain club membership and transportation expenses, and Mr. Dunn was also eligible to receive a discretionary cash performance bonus each year targeted at 100% of his then-current annual base salary.  Also, effective on his start date of October 1, 2010, the Company issued to Mr. Dunn 250,000 shares of Company restricted Common Stock subject to a one year vesting period, and an option to purchase 1.5 million shares of the Company’s Common Stock vesting 1/3 on December 1 of each of 2011, 2012 and 2013.  In addition, in the event the Company terminated Mr. Dunn’s employment without Cause (as defined in the Dunn Employment Agreement) or Mr. Dunn resigned for Good Reason (as defined in the Employment Agreement, (i) the Company would have been required to pay to Mr. Dunn an amount equal to 24 months of his base salary plus target bonus as in effect immediately before Mr. Dunn’s termination or resignation (30 months in connection with a Change in Control, as defined in the Dunn Employment Agreement), (ii) the Company would have been required to pay to Mr. Dunn an amount equal to 24  months of the maximum contribution the Company may have made for Mr. Dunn under the Company’s 401(k) plan (30 months in connection with a Change in Control, as defined in the Employment Agreement), (iii) any outstanding stock options and restricted stock would have become fully vested, and options would have remained exercisable for 12 months, (iv) the Company would have been required to reimburse Mr. Dunn for up to $20,000 of outplacement services, and (v) the Company would have been required to continue to provide Mr. Dunn and his dependents with the same level of insurance benefits received immediately prior to termination or resignation for up to 2 years, or until Mr. Dunn obtained similar replacement benefits through a new employer.  Effective April 11, 2011, Mr. Dunn resigned from all his positions with the Company and the Dunn Employment Agreement was terminated.

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

The Separation and General Release of Claims Agreement extinguishes all rights, if any, which Mr. Dunn may have, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Dunn Employment Agreement.

NOTE 8.  FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The March 31, 2011, unaudited consolidated balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $276,000.  The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).  Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At March 31, 2011, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short- and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was calculated as follows (in thousands):

	For Three Months Ended March 31,
	2011	2010

Net Loss	$(28,248)	$(3,322)

Other comprehensive income (loss) - pre-tax and net of tax:
Currency translation adjustment	13	(7)
Unrealized gain (loss) on investment in securities	4	(162)
Total other comprehensive income (loss)	17	(169)

Comprehensive income (loss)	(28,231)	(3,491)

Less: Comprehensive (income) loss - Noncontrolling interests share:
Net loss plus pre-tax and net of tax other
comprehensive income (loss)	48	151

Comprehensive income (loss) - Camac Energy Inc. stockholders	$(28,183)	$(3,340)

NOTE 10.  LITIGATION AND CONTINGENCIES

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

NOTE 11.  SUBSEQUENT EVENTS

As discussed in Note 7, effective April 11, 2011, Mr. Byron A. Dunn resigned as Chief Executive Officer, President, and Director of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is a publicly traded Company which engages in the exploration, development, and production of oil and gas outside the U.S., directly and through joint ventures and other partnerships in which it may participate. The Company controls the rights to significant gas acreage under contract in China and has interests in OML 120/121 oil leases in deepwater offshore Nigeria. The Company is a strategic partner with several major energy companies in oil and gas fields in Nigeria and China. The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. Members of the Company’s senior management team have experience in the fields of international business development, geology, petroleum engineering, strategy, government relations, and finance and will seek to utilize their experience, expertise and contacts to create value for shareholders.  Oil and gas exploration and production operations are managed geographically.  Our current operations are in Nigeria and China.

For the period from inception of the Company through March 31, 2010, the Company’s consolidated financial statements were prepared as a development stage company.  In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets located in Nigeria and at that time ceased reporting as a development stage company. Prior period data has been revised to the current period reporting basis as an operating company, and accordingly, comparison with previous period reported amounts may not be meaningful.

Africa Developments

OML 120/121 Transaction

On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CAMAC Energy Holdings Limited, Allied, an affiliate of CEHL, CAMAC International (Nigeria) Limited (“CINL”), an affiliate of CEHL, (collectively “CEHL”), superseding earlier related agreements.  Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL’s full remaining interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In April 2010 the Company had acquired from CEHL the Oyo Contract Rights in the OML 120/121 PSC. The OML 120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL’s full interest in the OML 120/121 PSC.

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

Dr. Kase Lawal, the Company’s Chief Executive Officer, Chairman and member of the Board of Directors, is a director of each of CEHL, CINL, and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

Well # 5 workover in the Oyo Field

The Company completed the workover on well #5 in the Oyo Field in mid-January 2011 and incurred a total cost of approximately $55.1 million to reduce gas production and to improve the daily crude oil production rate from this well.  Of this amount, $30.7 million was charged to expense as of December 31, 2010 for costs incurred as of that date and the remaining $24.4 million was charged to expense during the quarter ended March 31, 2011.  The Company plans to pay for the workover using available cash, a debt facility to be entered into with Allied and through Oyo Field lifting proceeds.  The Company is testing the flow rates to evaluate the ultimate outcome of the workover on Oyo well #5.

The Company expects to utilize a term credit facility of $25 million from Allied, an affiliated company, which has agreed to provide this facility, in order to meet a substantial portion of the Company’s cash obligations with respect to the workover on well #5 in the Oyo Field. We expect the credit facility to provide for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable within 24 months from the closing date, expected in May 2011.  The workover costs will be recovered as Cost Oil in revenues under the OML 120/121 PSC starting in second half of 2011.  The portion of the workover funded from the Company’s own cash will also be recovered as Cost Oil in revenues and thus is expected to be available for future operations after such recovery occurs.

The Oyo Field in Nigeria contains the Company's entire total proved reserves as of March 31, 2011.  The well #5 was shut in during the workover operation for part of December 2010 and January 2011.  During the three months ended March 31, 2011, the average gross production from the Oyo Field was 4,017 barrels per day and the Company’s share of average daily net production was 217 barrels per day.

China Developments

In January 2011, the Company and its Chinese partner, PetroChina, approved a work program to expedite exploration and delineation of the gas resources in the Zijinshan contract area.  The work program consists of drilling three additional wells and conducting a seismic reinterpretation integrating the data obtained from recent drilling.  The first of the three wells, ZJS-3, spudded mid-March 2011, and reached its target depth on May 1, 2011. The Company anticipates setting casing and flow testing this well upon completion of the drilling operations on ZJS-4 and ZJS-5, which we plan to drill in 2011.  As of March 31, 2011, the Company incurred and capitalized approximately $506,000 as exploratory drilling costs related to ZJS-3, pending determination of proved reserves.

Results of Operations

Consolidated Statements of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

There were no revenues in the three months ended March 31, 2011; as compared to $77,000 for the three months ended March 31, 2010.  There were no liftings in the three months ended March 31, 2011, accordingly, no revenue was recorded. The Company did not have significant oil and gas operations in the three months ended March 31, 2010.

Our lease operating expenses and production costs in the three months ended March 31, 2011 were $25,073,000 as compared to $631,000 for the three months ended March 31, 2010.  The increase of $24,442,000 was primarily due to the remaining workover costs for well #5 in the Oyo Field in Africa of $24,477,000 in the current period.

Our exploratory expenses in the three months ended March 31, 2011 were $82,000 as compared to $22,000 for the three months ended March 31, 2010.  The $60,000 increase was primarily due to additional costs related to the ZJS-2 well in China in the current period.

Our selling, general and administrative expenses in the three months ended March 31, 2011were $2,990,000 as compared to $2,693,000 for the three months ended March 31, 2010.  The increase of $297,000 was primarily due to an increase in salaries, benefits and bonus expenses of $270,000.

Our depreciation, depletion and amortization expenses in the three months ended March 31, 2011 were $66,000 as compared to $49,000 for the three months ended March 31, 2010.  The increase of $17,000 was primarily due to an increase in our depreciable asset base in the current period.

For the three months ended March 31, 2011, the net loss attributable to CAMAC Energy Inc. stockholders was $28,198,000 as compared to $3,174,000 for the three months ended March 31, 2010. The increase in net loss attributable to CAMAC Energy Inc. stockholders of $25,024,000 was primarily due to the remaining workover cost for well #5 in the Oyo Field in Africa of $24,477,000.

Segment Analysis

The following table compares revenues and net loss attributable to CAMAC Energy Inc. stockholders for each of our business segments for the three months ended March 31, 2011 and 2010. Net loss attributable to CAMAC Energy Inc. stockholders consists of our revenues less costs and operating expenses, other income (expense), income tax expense and noncontrolling interests (in thousands):

	Revenues			Net Loss attributable to Camac Energy Inc. stockholders
	Three Months Ended March 31,			Three Months ended March 31,
	2011	2010	Change	2011	2010	Change

Africa	$-	$-	$-	$(24,489)	$-	$(24,489)
Asia	-	77	(77)	(691)	(601)	(90)
Corporate	-	-	-	(3,018)	(2,573)	(445)
Total	$-	$77	$(77)	$(28,198)	$(3,174)	$(25,024)

Africa

There were no liftings in the three months ended March 31, 2011; accordingly no revenue was recorded.  Net loss attributable to CAMAC Energy Inc. stockholders increased by $24,489,000 in Africa, primarily due to recording the remaining workover costs for well #5 in the Oyo Field of $24,477,000 in the current period. The Company did not have oil and gas operations in the three months ended March 31, 2010.

Asia

Net loss attributable to CAMAC Energy Inc. stockholders in Asia for  the three months ended March 31, 2011 was $691,000 as compared to $601,000 for the three months ended March 31, 2010. The increase of $90,000 was primarily due to additional costs related to the drilling of well ZJS-2 in the current period.

Corporate

Net loss attributable to CAMAC Energy Inc. stockholders in Corporate for the three months ended March 31, 2011was $3,018,000 as compared to $2,573,000 for the three months ended March 31, 2010.  The increase of $445,000 was primarily due to an increase in salaries, benefits and bonus expenses of $270,000.

Liquidity and Capital Resources

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below (in thousands):

	Three Months Ended March 31,
	2011	2010	Change

Net cash used in operating activities	$(3,203)	$(2,327)	$(876)
Net cash (used in) provided by investing activities	(5,210)	1,319	(6,529)
Net cash provided by financing activities	30	35,353	(35,323)
Effect of exchange rate changes on cash	17	(4)	21
Net (decrease) increase in cash and cash equivalents	$(8,366)	$34,341	$(42,707)

During the three months ended March 31, 2011, net cash used in operating activities was approximately $3,203,000 as compared to $2,327,000 for the three months ended March 31, 2010.  The increase of $876,000 was primarily due to an increase in operating costs in the current period.

During the three months ended March 31, 2011, net cash used in investing activities was $5,210,000 as compared to $1,319,000 of cash provided by investing activities in the three months ended March 31, 2010.  The change of $6,529,000 was primarily due to the $5,000,000 payment related to the OML 120/121 Transaction in the current period.

There were minimal cash flows from financing activities during the three months ended March 31, 2011 as compared to $35,353,000 for the three months ended March 31, 2010.  The prior year period activity was primarily due to two registered direct offerings of equity securities.

The Company expects to utilize a term credit facility of $25 million from Allied, an affiliated company, to meet a substantial portion of its cash obligations for workover expenses on well #5 in Oyo Field.  We expect the credit facility to be finalized in early May 2011 and to provide for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable within 24 months from the closing date.

The Company’s unaudited consolidated financial statements have been prepared assuming it will continue as a going concern.  Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through March 2012.

Our continued operations will depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Previously, all of our financing had been raised through private placements and registered direct offerings of equity instruments. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

Please see our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 7 for a table summarizing the Company’s significant contractual obligations as of December 31, 2010.    No material changes to such information have occurred during the three months ended March 31, 2011 other than those disclosed in Note 7 related to Separation Agreement and General Release of Claims with Byron A. Dunn.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices. Please see our Annual Report on Form 10-K for the year ended December 31, 2010 under Part II, Item 7A.  No material changes to such information have occurred during the three months ended March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

ITEM 1A.  RISK FACTORS

Please see our Annual Report on Form 10-K for the year ended December 31, 2010, Part I, Item 1A, for discussion on the risk factors.  No material changes to such information have occurred during the three months ended March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2011, the Company issued an aggregate of 6,804 shares of Common Stock to one person upon the cashless "net" exercise by such person on such date of a placement agent warrant exercisable at $1.50 per share for an aggregate of 30,000 shares of the Company's Common Stock. The aggregate number of shares of Common Stock issued upon cashless “net” exercise was reduced from 30,000 shares of Common Stock to 6,804 shares of Common Stock to effect the cashless "net" exercise of the warrant in accordance with its terms, assuming a deemed fair market value of $1.94 per share, as calculated under the warrant as the closing price quoted for one share of the Company's Common Stock on the last trading day prior to the exercise date.

On February 2, 2011, the Company issued an aggregate of 21,551 shares of Common Stock to one person upon the cashless "net" exercise by such person on such date of a placement agent warrant exercisable at $1.25 per share for an aggregate of 65,000 shares of the Company's Common Stock. The aggregate number of shares of Common Stock issued upon cashless “net” exercise was reduced from 65,000 shares of Common Stock to 21,551 shares of Common Stock to effect the cashless "net" exercise of the warrant in accordance with its terms, assuming a deemed fair market value of $1.87 per share, as calculated under the warrant as the closing price quoted for one share of the Company's Common Stock on the last trading day prior to the exercise date.

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

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended March 31, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company as of April 11, 2011.
4.1
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

10.2
Second Agreement Novating Production Sharing Contract, dated as of February 15, 2011, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian AGIP Exploration Limited, and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 16, 2011).

10.3
Amended and Restated Oyo Field Agreement Hereby Renamed OML 120/121 Management Agreement, dated as of February 15, 2011, by and among CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, and Allied Energy Plc (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 16, 2011).

10.4
Amended and Restated Employment Agreement effective March 8, 2011, by and between Abiola L. Lawal and the Company (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed on March 11, 2011).

10.5	Separation Agreement and General Release of Claims effective April 11, 2011 by and between Mr. Byron Dunn and the Company.
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Dated: May 3, 2011	By:	/s/ Dr. Kase Lukman Lawal
Dr. Kase Lukman Lawal
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Abiola l. lawal
Abiola L. Lawal
Chief Financial Officer (Principal Financial and Accounting Officer)