Form 10-Q
period 2011-06-30
CAMAC Energy Inc.
filed 2011-08-03
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 01-34525

CAMAC ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0349798
(State or Other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd., Suite 2575, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

At July 29, 2011 there were 154,539,947 shares of common stock, par value $0.001 per share, outstanding.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the value of our oil and gas properties, proved reserves and the market price of our stock are:

•	Limited operating history, operating revenue or earnings history.

•	Ability to raise capital to fund our current and future operations, including participation in the Oyo Field development, on terms and conditions acceptable to the Company.

•	Ability to develop oil and gas reserves.

•	Dependence on key personnel, technical services and contractor support.

•	Fluctuation in quarterly operating results.

•	Possible significant influence over corporate affairs by significant stockholders.

•	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.

•	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.

•	Competition from large petroleum and other energy interests.

•	Changes in laws and regulations that affect our operations and the energy industry in general.

•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.

•	Expropriation and other risks associated with foreign operations.

•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.

•	The lack of availability of oil and gas field goods and services.

•	Environmental risks and changing economic conditions.

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “ Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”), formerly Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Limited (“PAPL”), Pacific Asia Petroleum Energy Limited (“PAPE”), Inner Mongolia Production Company (HK) Limited (“IMPCO HK”), Pacific Asia Petroleum (HK) Limited (“PAP HK”), Inner Mongolia Sunrise Petroleum Co. Ltd. (“IMPCO Sunrise”), Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”), and CAMAC Petroleum Limited (“CPL”) and collectively, the “Company”. References to “CAMAC” as a corporate entity refer to CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.) prior to the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries of CAMAC Energy Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,226	$28,918
Short-term investments	—	256
Accounts receivable	28,229	10,411
Inventories	19	72
Other current assets	1,609	2,847

Total current assets	41,083	42,504

Property, plant and equipment, net
Oil and gas properties (successful efforts method of accounting)	204,286	204,523
Property, plant and equipment, other	353	456

Total property, plant and equipment, net	204,639	204,979
Other assets	243	360

Total Assets	$245,965	$247,843

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$1,231	$63
Income taxes payable	—	163
Accrued expenses	34,034	40,628

Total current liabilities	35,265	40,854
Long-term note payable - related party	25,000	—

Total liabilities	60,265	40,854

Commitments and Contingencies

Equity
Stockholders’ equity - CAMAC Energy Inc.
Preferred stock, Authorized - 50,000,000 shares at $0.001 par value Issued and Outstanding - None as of June 30, 2011 and December 31, 2010	—	—
Common stock, Authorized - 300,000,000 shares at $0.001 par value Issued and outstanding - 154,230,581 shares as of June 30, 2011 and 153,611,792 shares as of December 31, 2010	154	154
Paid-in capital	459,107	458,523
Accumulated deficit	(273,426)	(250,925)
Other comprehensive income (loss)	(150)	(120)

Total stockholders’ equity - CAMAC Energy Inc.	185,685	207,632
Noncontrolling interests	15	(643)

Total equity	185,700	206,989

Total Liabilities and Equity	$245,965	$247,843

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Crude oil	$24,892	$12,248	$24,892	$12,248
Other operating revenue	—	95	—	172

Total revenues	24,892	12,343	24,892	12,420

Costs and expenses
Lease operating expenses	7,292	236	31,769	236
Cost of sales	—	11,885	—	12,023
Exploratory expenses	250	84	427	161
Depreciation, depletion and amortization	6,941	126	7,007	175
General and administrative expenses	4,183	3,195	7,674	6,326

Total costs and expenses	18,666	15,526	46,877	18,921

Operating income (loss)	6,226	(3,183)	(21,985)	(6,501)

Other income (expense)
Interest income	2	2	10	6
Interest expense	(33)	—	(33)	—

Total other income (expense)	(31)	2	(23)	6

Net income (loss) before income taxes and noncontrolling interests	6,195	(3,181)	(22,008)	(6,495)
Income tax expense	(525)	(88)	(570)	(96)

Net income (loss)	5,670	(3,269)	(22,578)	(6,591)

Less: Net loss attributable to noncontrolling interests	27	97	77	245

Net Income (Loss) attributable to CAMAC Energy Inc. stockholders	$5,697	$(3,172)	$(22,501)	$(6,346)

Net income (loss) per common share attributable to CAMAC Energy Inc. common stockholders
Basic	$0.04	$(0.02)	$(0.15)	$(0.07)
Diluted	$0.04	$(0.02)	$(0.15)	$(0.07)

Weighted average number of common shares outstanding
Basic	154,243	135,760	154,084	91,548
Diluted	154,607	135,760	154,084	91,548

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(22,578)	$(6,591)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Currency transaction gain	(11)	(5)
Stock and options compensation expense	1,288	2,988
Depreciation, depletion and amortization expense	7,007	175
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(16,580)	13,432
Decrease in inventories	53	5,512
Increase in accounts payable	1,168	17
(Decrease) increase in income taxes payable	(163)	69
Decrease in accrued expenses	(6,594)	(2,361)

Net cash (used in) provided by operating activities	(36,410)	13,236

Cash flows from investing activities
Net sales of available for sale securities	256	1,506
Decrease (increase) in other assets	117	(36)
Additions to property, plant and equipment	(6,667)	(32,120)

Net cash used in investing activities	(6,294)	(30,650)

Cash flows from financing activities
Proceeds from long-term note payable - related party	25,000	—
Proceeds from exercise of stock options	30	154
Proceeds from exercise of warrants	—	454
Issuance of common stock net of issuance costs	—	35,128

Net cash provided by financing activities	25,030	35,736

Effect of exchange rate changes on cash	(18)	(1)

Net (decrease) increase in cash and cash equivalents	(17,692)	18,321
Cash and cash equivalents at beginning of period	28,918	3,602

Cash and cash equivalents at end of period	$11,226	$21,923

The accompanying notes are an integral part of these consolidated financial statements

CAMAC Energy Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1. COMPANY DESCRIPTION, SIGNIFICANT ACCOUNTING POLICIES

Company Description

CAMAC Energy Inc. (the “Company” or “CAMAC”) is a publicly traded Company which engages in the exploration, development, and production of oil and gas outside the U.S., directly and through joint ventures and other ventures in which it may participate. The Company’s name was changed from Pacific Asia Petroleum, Inc. (“PAP”) to CAMAC Energy Inc. upon the change in control resulting from the acquisition of oil and gas properties located in offshore Nigeria on April 7, 2010.

The Company operates in the upstream segment of the oil and gas industry in exploration and producing activities. The Company’s corporate headquarters is located in Houston, Texas and currently the Company has interests in OML 120/121 oil and gas leases in deepwater offshore Nigeria along with the rights to significant gas acreage under contract in China.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CAMAC and its wholly and majority owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current period’s presentation. Such reclassifications have no impact on previously reported net loss, equity or cash flows.

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Reports on Forms10-K and 10-K/A for the year ended December 31, 2010. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any subsequent quarter or for the year ending December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions. Estimates affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of unaudited consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates that may have a significant effect include oil and natural gas reserve quantities, depreciation, depletion and amortization relating to oil and natural gas properties, and income taxes. The accounting estimates used in the preparation of the unaudited consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

For the period from inception of the Company through March 31, 2010, the Company’s consolidated financial statements were prepared as a development stage company. In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets located in Nigeria and at that time ceased reporting as a development stage company.

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05 amending Accounting Standard Codification (“ASC”) Topic 220 related to comprehensive income. The amendment to ASC 220 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders equity. The reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company is presently evaluating the impact, if any, of this ASU on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, which generally aligns the principles for fair value measurements (“ASC 820”) and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is presently evaluating the impact, if any of this ASU on its consolidated financial statements.

NOTE 2. ASSET ACQUISITIONS

The Company has acquired the following economic interests in oil and gas assets located in offshore Nigeria:

Acquisition of Oyo Field Production Sharing Contract Interest

On April 7, 2010, the Company consummated the acquisition of all economic interests held by CAMAC Energy Holdings Limited (“CEHL”) and two of its affiliates, Allied Energy Plc. (“Allied”) and CAMAC International (Nigeria) Limited (“CINL”) (collectively “CEHL Group”) in a Production Sharing Contract (the “OML 120/121 PSC”) with respect to an oilfield asset known as the Oyo Field located offshore Nigeria (the “Oyo Contract Rights”). The Oyo Field was under development through 2009, and oil production commenced in December 2009. As consideration for the Oyo Contract Rights, the Company paid CEHL Group $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL Group 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”). In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock were exercised following the closing, then the Company was obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL Group to maintain CEHL Group’s approximately 62.74% interest in the Company. At June 30, 2011, due to warrant expirations, the maximum additional Consideration Shares obligations on the warrants and options had been reduced to 7,484,983 shares of which 188,591 related to exercised warrants. As additional Cash Consideration, the Company agreed to pay CEHL Group $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date. This amount was paid in July 2010. In connection with the closing on April 7, 2010, the Company and CEHL Group entered into a number of ancillary documents to consummate the transaction.

On April 7, 2010, the Company and CEHL Group entered into a Registration Rights Agreement, pursuant to which the Company was required to prepare and file with the SEC a registration statement on Form S-3 covering the resale of the Consideration Shares, in addition to providing unlimited “piggyback” registration rights to CEHL Group with respect to the Consideration Shares, in each case, subject to certain limitations and conditions. If any Consideration Shares were not covered by a registration statement within 18 months following the closing date, the Company would be required to pay liquidated damages to CEHL Group. As required, the Company filed a related Form S-3 with the SEC on May 21, 2010, which became effective on June 4, 2010.

The original purchase cost for the acquisition of CEHL Group’s interests in the PSC with respect to the Oyo Field was allocated as indicated in the table below. The measurement date was the closing date, April 7, 2010. The fair value of the consideration paid was determined at closing. The transaction was accounted for as an asset acquisition, and does not represent the acquisition of a business, as follows (in thousands):

As of April 7, 2010
Accounts receivable	$13,880
Inventories	11,619
Property cost of PSC interest	393,648
Current liabilities	(7,771)

Total purchase cost	$411,376

As disclosed above, one of the assets acquired as part of the Oyo Field interest was crude oil inventory which had been produced but not yet sold as of the acquisition date. As disclosed in the table below (in thousands), virtually all of the crude oil revenues in the six months ended June 30, 2010 arose from the sale of this acquired inventory. At the date of acquisition this inventory had been recorded at fair value. Accordingly, the related portion of cost of sales for six months 2010 reflects the liquidation of this inventory. For the remainder of crude oil sold in the period (and for post acquisition production periods), cost is the basis for lease operating expenses.

	As of June 30, 2010
	Revenues	Lease Operating Expenses	Cost of Sales
Crude Oil
From liquidation of acquired inventory (Oyo Field interest)	$11,827	$—	$11,715
From post-acquisition production (Oyo Field interest)	421	236	—

Total	$12,248	$236	$11,715

OML 120/121 Transaction

On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with the CEHL Group, superseding all earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL Group’s full remaining economic interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). In April 2010 the Company had acquired from CEHL Group the Oyo Contract Rights in the OML 120/121 PSC. The OML 120/121 Transaction closed on February 15, 2011. The $5 million paid for acquiring the Non-Oyo Contract Rights is recorded as unproved oil and gas properties in the accompanying unaudited consolidated financial statements. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL Group’s full economic interest in the OML 120/121 PSC.

In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to CEHL Group upon the closing of the OML 120/121 Transaction on February 15, 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to CEHL Group as follows:

a.	First Milestone: Upon commencement of drilling of the first well outside of the Oyo Field under the OML 120/121 PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to CEHL Group of $5 million (either in cash, or at CEHL Group’s option, in shares);

b.	Second Milestone: Upon discovery of hydrocarbons outside of the Oyo Field under the OML 120/121 PSC in sufficient quantities to warrant the commercial development thereof, the Company may elect to retain the Non-Oyo Contract Rights upon payment to CEHL Group of $5 million (either in cash, or at CEHL Group’s option, in shares);

c.	Third Milestone: Upon the approval by the Management Committee (as defined in the OML 120/121 PSC) of a Field Development Plan with respect to the development of non-Oyo Field areas under the OML 120/121, as approved by the Company, the Company may elect to retain the Non-Oyo Contract Rights upon payment to CEHL Group of $20 million (either in cash, or at CEHL Group’s option, in shares); and

d.	Fourth Milestone: Upon commencement of commercial hydrocarbon production outside of the Oyo Field under the OML 120/121, the Company may elect to retain the Non-Oyo Contract Rights (with no additional milestones or consideration required thereafter following payment in full of the following consideration) upon payment to CEHL Group, at CEHL Group’s option of (i) $25 million in shares, or (ii) $25 million in cash through payment of up to 50% of the Company’s net cash flows received from non-Oyo Field production under the PSC.

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL Group without any compensation due to the Company and with CEHL Group retaining all consideration paid by the Company to date.

The Purchase Agreement contained the following conditions to the closing of the Transaction: (i) CAMAC Petroleum Limited, a subsidiary of the Company (“ CPL”), CINL, Allied, and Nigerian Agip Exploration Limited (“NAE”) must enter into a Novation Agreement in a form satisfactory to the Company and CEHL Group and that contains a waiver by NAE of the enforcement of Section 8.1(e) of the OML 120/121 PSC (providing for the continued waiver by NAE of its entitlement to “profit oil” in favor of CEHL Group), and that notwithstanding anything to the contrary contained in the OML 120/121 PSC, the profit sharing allocation set forth in the OML 120/121 PSC shall be maintained after the consummation of the OML 120/121 Transaction; (ii) the Company, and CEHL Group must enter into a registration rights agreement with respect to any shares issued by the Company to CEHL Group at its election as consideration upon the occurrence of any of the above-described milestone events, in a form satisfactory to the Company and CEHL Group; and (iii) the Oyo Field Agreement, dated April 7, 2010, by and among the Company and CEHL Group, must be amended in order to remove certain indemnities with respect to Non-Oyo Operating Costs (as defined therein). The Company agreed to limited waivers of certain of these closing conditions under the Limited Waiver Agreement.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of following (in thousands):

	June 30, 2011	December 31, 2010
Oil and gas properties:
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	8,797	1,917

Proved oil and gas properties, net	197,415	204,295
Unproved oil and gas properties	6,871	228

Oil and gas properties, net	204,286	204,523

Property, plant and equipment, other	860	845
Less: Accumulated depreciation	507	389

Property, plant and equipment, other, net	353	456

Total property, plant and equipment, net	$204,639	$204,979

NOTE 4. OPERATING SEGMENT DATA

Our segments derive revenues from the sale of oil and gas products. The revenues, net income (loss) attributable to CAMAC Energy Inc., and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Africa	$24,892	$12,248	$24,892	$12,248
Asia	—	95	—	172

Total revenues	$24,892	$12,343	$24,892	$12,420

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income (Loss) attributable to CAMAC Energy Inc. stockholders
Africa	$9,904	$203	$(14,585)	$203
Asia	(705)	(637)	(1,396)	(1,238)
Corporate	(3,502)	(2,738)	(6,520)	(5,311)

Total net income (loss) attributable to CAMAC Energy Inc. stockholders	$5,697	$(3,172)	$(22,501)	$(6,346)

	As of
	June 30, 2011	December 31, 2010
Assets
Africa	$231,357	$216,721
Asia	2,000	408
Corporate	12,608	30,714

Total assets	$245,965	$247,843

NOTE 5. LONG TERM NOTE PAYABLE – RELATED PARTY

On June 6, 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agrees to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. CPL may prepay and re-borrow all or a portion of such amount, but any unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. As of June 30, 2011, the interest rate was 2.19 % and $25.0 million was outstanding under long term note payable – related party.

Pursuant to the Promissory Note and as a condition to the obligations of the Lender to perform under the Promissory Note, on June 6, 2011, the Company, as direct parent of CPL, executed a Guaranty Agreement (“Guaranty Agreement”) in favor of the Lender. Under the Guaranty Agreement, the Company irrevocably, unconditionally and absolutely guarantees all of CPL’s obligations under the Promissory Note.

Dr. Kase Lawal, the Company’s Chairman, Chief Executive Officer, and member of the Board of Directors, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval by unanimous written consent.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010
Contracting and development fees	$26,440	$32,329
Personnel expenses	367	606
Liability for contingent acquisition cost	890	890
Royalties	4,875	5,933
Other Liabilities	1,462	870

	$34,034	$40,628

NOTE 7. EQUITY

During the three and six months ended June 30, 2011, the Company issued 423,718 and 1,459,125 shares respectively, of Common Stock on exercises of options, vesting of restricted stock awards and stock issued for services.

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units and restricted stock awards to result in issuance of a maximum aggregate of 12,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors. During the three months ended June 30, 2011, the Company granted a total of 1,000,000 stock options and 517,520 shares of restricted stock awards with vesting periods from 12 months to 36 months.

NOTE 8. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three and six months ended June 30, 2011 and 2010, respectively was as the table below (in thousands):

	For three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010

Basic	154,243	135,760	154,084	91,548
Diluted	154,607	135,760	154,084	91,548

For the three months ended June 30, 2011, 188,000 options, 82,000 shares of restricted stock and warrants issued in stock offerings exercisable for 92,000 shares were potentially dilutive. For all the other periods presented in the consolidated statements of operations these potentially dilutive securities have been anti-dilutive because the Company was in a loss position.

NOTE 9. RELATED PARTY TRANSACTIONS

OML 120/121 Transaction

In April 2010 the Company had acquired from CEHL Group, the Oyo Contract Rights in a OML 120/121 PSC. On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding all earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL’s full remaining economic interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). The OML 120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL Group’s full economic interest in the OML 120/121 PSC. Please see Note 2 for a detailed description of the OML 120/121 Transaction.

Term Credit Facility Commitment Letter and Promissory Note with Allied

On March 21, 2011, the Company executed a commitment letter to utilize a term credit facility of $25 million from Allied to meet a substantial portion of its cash obligations for workover expenses on Oyo Field well #5.

On June 6, 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agrees to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. CPL may prepay and re-borrow all or a portion of such amount, but any unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.

Pursuant to the Promissory Note and as a condition to the obligations of the Lender to perform under the Promissory Note, on June 6, 2011, the Company, as direct parent of CPL, executed a Guaranty Agreement (“Guaranty Agreement”) in favor of the Lender. Under the Guaranty Agreement, the Company irrevocably, unconditionally and absolutely guarantees all of CPL’s obligations under the Promissory Note.

Dr. Kase Lawal, the Company’s Chairman, Chief Executive Officer, and member of the Board of Directors, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval by unanimous written consent.

Relationships with Li Xiang Dong

During the third quarter of 2009, the Company conducted its enhanced oil recovery and production (“EORP”) business prior to incorporation of its Chinese joint venture company, Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (Dong Fang), through an arrangement with Tongsheng, a subsidiary of the family owned business of Mr. Li Xiang Dong (LXD). Upon the incorporation of Dong Fang in China on September 24, 2009, LXD became a 24.5% interest owner in Dong Fang. The patent application rights and related technology for the specialty chemicals and processes in this business have been contributed to Dong Fang by LXD. The original arrangement with Tongsheng was necessary because, pending the incorporation of Dong Fang, the Company was not licensed in China to purchase, blend or sell chemicals. Dong Fang does not presently have a license to manufacture finished chemicals. Under the most current arrangement with Tongsheng for finished product sales, Tongsheng purchases raw chemicals from Dong Fang, manufactures specialty blends of chemicals using technology developed by LXD, and sells the finished product to the Company’s customers. Tongsheng remits to the Company revenues it collects in advance of delivering finished product to customers and bills the Company for the related costs.

In the fourth quarter of 2010, the Company decided the EORP business was no longer a core business and ceased all active EORP operations. Accordingly, effective June 20, 2011, the Company entered into a settlement and release agreement with Mr. Li Xiang Dong, Mr. Ho Chi Kong and Dong Ying Tong Sheng Sci-Tech Company Limited to dissolve the operations of Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”). Pursuant to this settlement agreement, outstanding claims and disputes between the Company and the other parties were settled, existing contracts and agreements were terminated, and disposition of remaining EORP related assets and liabilities was agreed to. The Company agreed to transfer and assign all EORP related patent application rights for patents to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang. The EORP assets are not material in terms of the Company’s total assets, and the minority interest in EORP operations is reflected as a non-controlling interest in the accompanying unaudited consolidated financial statements.

Separation and Release Agreement with Byron A. Dunn

On April 11, 2011, in connection with Mr. Dunn’s resignation, as the Company’s President, Chief Executive Officer, and member of the Board of Directors, the Company agreed to provide Mr. Dunn with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Dunn and the Company: (i) the Company agreed to pay Mr. Dunn $400,000 in cash upon the expiration of seven days following the effective date (which amount was paid on April 19, 2011), and $200,000 in cash ninety days following the effective date of the severance agreement (which amount was paid on or about July 11, 2011); (ii) monthly reimbursement of Mr. Dunn’s health benefits under the Company’s group health and dental plan for up to eighteen months following the effective date of the severance agreement; and (iii) upon the expiration of seven days following the effective date of the severance agreement, 250,000 shares of restricted stock issued to Mr. Dunn under the Company’s 2009 Equity Incentive Plan shall become fully vested (which became fully vested on April 19, 2011). In addition, the Company and Mr. Dunn agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation and General Release of Claims Agreement extinguishes all rights, if any, which Mr. Dunn may have, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Dunn Employment Agreement.

Separation of Abiola L. Lawal

On June 6, 2011, Abiola L. Lawal’s employment with the Company as Executive Vice President and Chief Financial Officer was terminated, effective June 6, 2011, due to Mr. Lawal’s unwillingness to accept a reassignment to the senior executive position of Senior Vice President, Strategy and New Ventures, which was offered by the Company to Mr. Lawal. On July 6, 2011, the Company paid to Mr. Lawal all severance amounts due under the Amended and Restated Employment Agreement that was entered into on March 8, 2011, including (i) $630,000 representing twenty-four (24) months of Mr. Lawal’s base salary, (ii) $315,000 representing Mr. Lawal’s target bonus for 2011, (iii) $29,400 representing required 401(k) contributions, and (iv) acceleration of vesting of all outstanding stock options and restricted stock held by Mr. Lawal. The Company also confirmed that it would provide up to $20,000 in outplacement services and continued insurance coverage for Mr. Lawal as required by that contract. Also refer to Note 13, Litigation and Contingencies.

NOTE 10. FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The June 30, 2011, unaudited consolidated balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $243,000. The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures). Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At June 30, 2011, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short- and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was calculated as follows (in thousands):

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010

Net Income (Loss)	$5,670	$(3,269)	$(22,578)	$(6,591)

Other comprehensive income (loss) - pre-tax and net of tax:
Currency translation adjustment	(12)	(2)	—	(9)
Unrealized gain (loss) on investment in securities	(33)	(218)	(29)	(380)

Total other comprehensive income (loss)	(45)	(220)	(29)	(389)

Comprehensive income (loss)	5,625	(3,489)	(22,607)	(6,980)

Less: Comprehensive (income) loss - Noncontrolling interests share:
Net loss plus pre-tax and net of tax other comprehensive income (loss)	27	97	75	249

Comprehensive income (loss) - Camac Energy Inc. stockholders	$5,652	$(3,392)	$(22,532)	$(6,731)

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents our supplemental cash flow information (in thousands):

	For Six Months Ended June 30,
	2011	2010

Supplemental disclosures of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$11

Supplemental schedule of non-cash investing and financing activities

Common stock issued for services and fees	$—	$547
Issuance costs paid as warrants issued	$—	$457
Common stock issued for net assets acquired in acquisition	$—	$372,183

NOTE 13. LITIGATION AND CONTINGENCIES

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. The Company intends to vigorously defend itself against these claims.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date but before the unaudited consolidated financial statements were filed with the SEC, noting no events or transactions other than those having been previously disclosed which require adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is a publicly traded Company which engages in the exploration, development, and production of oil and gas outside the U.S., directly and through joint ventures and other ventures in which it may participate. The Company’s corporate headquarters is located in Houston Texas and currently the Company has interests in OML 120/121 oil and gas leases in deepwater offshore Nigeria along with the rights to significant gas acreage under contract in China. The Company is a strategic partner with several major energy companies in oil and gas fields in Nigeria and China. The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. Members of the Company’s senior management team have experience in the fields of international oil and gas operations, business development, geology, petroleum engineering, energy services, strategy, government relations, and finance and will seek to utilize their experience, expertise and contacts to create value for shareholders. Oil and gas exploration and production operations are managed geographically.

For the period from inception of the Company through March 31, 2010, the Company’s consolidated financial statements were prepared as a development stage company. In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets located in Nigeria and at that time ceased reporting as a development stage company.

Africa Developments

OML 120/121 Transaction

In April 2010 the Company had acquired from CAMAC Energy Holdings Limited (“CEHL”), and two of its affiliates, Allied Energy Plc., an and CAMAC International (Nigeria) Limited (“CINL”), (collectively “CEHL Group”), the Oyo Contract Rights in a Production Sharing Contract (the “OML 120/121 PSC”). On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding all earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire CEHL Group’s full remaining economic interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). The OML 120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired CEHL Group’s full economic interest in the OML 120/121 PSC. Please see Note 2 to the unaudited consolidated financial statements for detailed description of OML120/121 Transaction.

Oyo Field Developments

The Company completed the workover on well #5 in the Oyo Field in mid-January 2011 and incurred a total cost of approximately $55.9 million in an effort to reduce gas production and improve the crude oil production rate from this well. Of this amount, $30.7 million was charged to expense as of December 31, 2010, $24.5 million was charged to expense during the quarter ended March 31, 2011 and the remaining $0.7 million was charged to expense during the quarter ended June 30, 2011. The Company is funding the workover using available cash, a debt facility entered into with Allied on June 6, 2011 and through Oyo Field lifting proceeds. The workover on well #5 successfully reduced the amount of gas and water production. The oil production did not significantly increase; however, based on results available to date, the crude oil production rate appears to have stabilized in the short term, although it is anticipated that the production rate will continue to decline.

Well #6 in the Oyo Field is producing at a water cut of about 74%. The current intent is to place the well on gas lift later in the year, using equipment already installed in the well, to increase the gross production by an estimated 200 bbl/d - 400 bbl/d.

During the quarter ended June 30, 2011, meetings of the Technical and Financial Committees members representing the Company, Camac Petroleum Limited (“CPL”) and Nigerian Agip Exploration Limited (“NAE”) (the Operating Contractor) were held, to review the Oyo Field production performance and to discuss future plans for the Oyo Field and OML 120/121. The Operating Contractor has committed to provide, as soon as possible, the results of ongoing reservoir studies which have been undertaken to evaluate the viability of further development wells, and the continuing interpretation of 3D seismic should allow identification of the locations of potential exploration wells to be confirmed in OML 120/121. The Company is also exploring options for marketing Oyo Field gas to existing third party gas processing and transportation facilities.

Additionally, both the Company and NAE are reviewing all potential options to ensure the rapid development of OML 120/121, with a final determination anticipated to be made by the end of the year.

During the three months and six months ended June 30, 2011 the Oyo Field had gross crude oil production from two producing wells averaging totals of 4,109 and 4,063 barrels per day, respectively, of which the Company’s net shares including Cost Oil barrels totaled 1,215 and 1,201 barrels per day. In June 2011, there was a lifting of approximately 600,000 barrels of crude oil, at a price of $112.83 per barrel. This was the only sale during the six months ended June 30, 2011. It is anticipated that the next partial lifting and sale of oil from the Oyo Field will occur in September 2011.

China Developments

In January 2011, the Company and its Chinese partner, PetroChina, approved a work program to expedite exploration and delineation of the gas resources in the Zijinshan contract area. The work program consists of drilling three additional wells and conducting a 2D seismic reinterpretation integrating the data obtained from recent drilling. The first of the three wells under this work program, ZJS-3, spudded mid-March 2011, and reached its target depth on May 1, 2011. The second well ZJS-4, spudded the first week of June 2011 and reached its target depth on July 14, 2011. The logs and cores are presently being evaluated by third party contractors. Data obtained from ZJS-3 and ZJS-4 in conjunction with the 2D seismic reinterpretation results will be used to refine the well location for ZJS-5, which is planned to be drilled later in 2011 or early 2012. As of June 30, 2011, the Company had incurred and capitalized approximately $1,721,000 as exploratory drilling costs related to ZJS-3 and ZJS-4, pending determination of whether proved reserves have been found.

In the fourth quarter of 2010, the Company decided the Enhanced Oil Recovery and Production (“EORP”) business was no longer a core business and ceased all active EORP operations. Accordingly, effective June 20, 2011, the Company entered into a settlement and release agreement with Mr. Li Xiang Dong, Mr. Ho Chi Kong and Dong Ying Tong Sheng Sci-Tech Company Limited to dissolve the operations of Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”). Pursuant to this settlement agreement, outstanding claims and disputes between the Company and the other parties were settled, existing contracts and agreements were terminated, and disposition of remaining EORP related assets and liabilities was agreed to. The Company agreed to transfer and assign all EORP related patent application rights for patents to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang. The EORP assets are not material in terms of the Company’s total assets, and the minority interest in EORP operations is reflected as a non-controlling interest in the unaudited consolidated financial statements.

Results of Operations

Consolidated Statements of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Our revenues in the three months ended June 30, 2011 were $24,892,000 as compared to $12,343,000 for the three months ended June 30, 2010. The increase of $12,549,000 was primarily related to significantly increased Cost Oil recovery of $16,198,000 (due to cost recovery of workover costs incurred on well #5 in the Oyo Field) and higher revenue per barrel. During the three months ended June 30, 2011 and 2010, the average gross production from the Oyo Field was 4,109 and 10,072 barrels per day, respectively, and the Company’s share of average daily net production was 1,215 and 554 barrels per day. Our share of production commenced in April 2010. Average revenue per barrel on crude oil sold during the three months ended June 30, 2011 and 2010 was $112.83 and $87.37, respectively.

Lease operating expenses consists of royalty expense, salaries and personnel costs directly associated with the production of oil, and technical service agreement costs. Our lease operating expenses in the three months ended June 30, 2011 were $7,292,000 as compared to $236,000 for the three months ended June 30, 2010. The increase of $7,056,000 was primarily due to the recognition in 2011 of royalties of $4,875,000 and technical services cost of $1,653,000 related to the oil lifting in June 2011 from the Oyo Field.

Cost of sales consists of costs related to the sale of acquired oil inventory in the second quarter of 2010 and costs associated with our other operating revenue in China. Our cost of sales in the three months ended June 30, 2011 was none as compared to $11,885,000 for the three months ended June 30, 2010. The decrease of $11,885,000 was due to the non-recurring sale of acquired inventory in the prior period.

Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, and costs for acquisition of seismic data. Our exploratory expenses in the three months ended June 30, 2011 were $250,000 as compared to $84,000 for the three months ended June 30, 2010. The $166,000 increase was primarily due to increased exploration staff expenses of $76,000, additional 2011 costs of $22,000 related to the ZJS-2 well, and $32,000 related to a seismic study in China in the current period.

Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in the three months ended June 30, 2011 were $6,941,000 as compared to $126,000 for the three months ended June 30, 2010. The increase of $6,815,000 was primarily due to recording depletion related to our share of Profit Oil, Cost Oil and Tax Oil during the current period.

General and administrative expenses consists primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, accounting and legal services, consulting projects and insurance. Our general and administrative expenses in the three months ended June 30, 2011 were $4,183,000 as compared to $3,195,000 for the three months ended June 30, 2010, an increase of $988,000. This was primarily due to an increase in salaries, benefits and bonus expenses of $1,524,000, of which $1,574,000 was due to officer resignations, an increase in consulting and legal expenses of $501,000 and an increase in other expenses of $235,000, partially offset by a decrease in share-based compensation expense of $1,272,000 principally due to forfeiture of options and restricted stock on officer and director resignations.

For the three months ended June 30, 2011, the net income attributable to CAMAC Energy Inc. stockholders was $5,697,000 as compared to net loss attributable to CAMAC Energy Inc. stockholders of $3,172,000 for the three months ended June 30, 2010. The increase in net income attributable to CAMAC Energy Inc. stockholders of $8,869,000 was primarily due to the recovery of Cost Oil of $16,198,000 related to the workover of well #5 in the Oyo Field from our June 2011 lifting.

Comparison of Six Months Ended June 30, 2011 and 2010

Our revenues in the six months ended June 30, 2011 were $24,892,000 as compared to $12,420,000 for the six months ended June, 2010. The increase of $12,472,000 was primarily related to significantly increased Cost Oil recovery of $16,198,000 (due to cost recovery of workover costs incurred on well #5 in the Oyo Field) and higher revenue per barrel. During the six months ended June 30, 2011 and the three months ended June 30, 2010 (the initial period), the average gross production from the Oyo Field was 4,063 and 10,072 barrels per day respectively, and the Company’s share of average daily net production was 1,201 and 554 barrels per day, respectively. Average revenue per barrel on crude oil sold during the six months ended June 30, 2011 and 2010 were $112.83 and $87.37, respectively.

Our lease operating expenses in the six months ended June 30, 2011 were $31,769,000 as compared to $236,000 for the six months ended June 30, 2010. The increase of $31,533,000 was primarily due to the recognition in 2011 of workover cost of $25,213,000 related to Oyo Well #5, royalties of $4,875,000 and technical services cost of $1,653,000 related to the lifting in June 2011.

Our cost of sales in the six months ended June 30, 2011 was none as compared to $12,023,000 for the three months ended June 30, 2010. The decrease of $12,023,000 was primarily due to the non-recurring sale of acquired inventory in the prior period.

Our exploratory expenses in the six months ended June 30, 2011 were $427,000 as compared to $161,000 for the six months ended June 30, 2010. The $266,000 increase was primarily due to increased exploration staff expenses of $115,000, additional 2011 costs of $112,000 related to the ZJS-2 well, and $62,000 related to a seismic study in China in the current period.

Our depreciation, depletion and amortization expenses in the six months ended June 30, 2011 were $7,007,000 as compared to $175,000 for the six months ended June 30, 2010. The increase of $6,832,000 was primarily due to recording increased depletion related to our share of Profit Oil, Cost Oil and Tax Oil during the current period.

Our general and administrative expenses in the six months ended June 30, 2011 were $7,674,000 as compared to $6,326,000 for the six months ended June 30, 2010. The increase of $1,348,000 was primarily due to an increase in salaries, benefits and bonus expenses of $1,768,000, of which $1,574,000 was due to officer resignations, an increase in consulting and legal expenses of $673,000 and an increase in other expenses of $344,000, partially offset by a decrease in share-based compensation expense of $1,437,000 principally due to forfeiture of options and restricted stock on officer and director resignations.

For the six months ended June 30, 2011, the net loss attributable to CAMAC Energy Inc. stockholders was $22,501,000 as compared to $6,346,000 for the six months ended June 30, 2010. The increase in net loss attributable to CAMAC Energy Inc. stockholders of $16,155,000 was primarily due to the recognition in 2011 of workover cost of $25,213,000 related to workover for well #5 in the Oyo Field, depreciation, depletion and amortization of $7,007,000 and technical services cost of $1,653,000, offset by recognition of Profit Oil of $3,340,000 and our share of Cost Oil of $16,198,000 from our June 2011 lifting, related to workover cost for well #5 in the Oyo Field.

Segment Analysis

The following table compares revenues and net income (loss) attributable to CAMAC Energy Inc. stockholders for each of our business segments for the three and six months ended June 30, 2011 and 2010. Net income (loss) attributable to CAMAC Energy Inc. stockholders consists of our revenues less costs and operating expenses, other income (expense), income tax expense and non-controlling interests (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Revenues
Africa	$24,892	$12,248	$12,644	$24,892	$12,248	$12,644
Asia	—	95	(95)	—	172	(172)

Total revenues	$24,892	$12,343	$12,549	$24,892	$12,420	$12,472

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Net Income (Loss) attributable to CAMAC Energy Inc. stockholders
Africa	$9,904	$203	$9,701	$(14,585)	$203	$(14,788)
Asia	(705)	(637)	(68)	(1,396)	(1,238)	(158)
Corporate	(3,502)	(2,738)	(764)	(6,520)	(5,311)	(1,209)

Total net income (loss) attributable to CAMAC Energy Inc. stockholders	$5,697	$(3,172)	$8,869	$(22,501)	$(6,346)	$(16,155)

Africa

Our revenues in both the three and six months ended June 30, 2011 were $24,892,000, as compared to $12,248,000 for both the three and six months ended June 30, 2010. The revenues increased by $12,644,000 during both the three and six months ended June 30, 2011 primarily due to significantly increased Cost Oil related volumes (due to cost recovery of workover costs on well #5 in the Oyo Field) and higher revenue per barrel in the current period. This was partially offset by decreased Profit Oil related volumes due to a smaller size cargo sale in 2011.

For the three months ended June 30, 2011 versus June 30, 2010, net income increased by $9,701,000 principally due to higher revenues from the sale of crude oil less decreased Profit Oil related volumes as previously discussed above. Additionally, the liquidation of acquired inventory in the 2010 period resulted in minimal profit.

For the six months ended June 30, 2011 versus June 30, 2010, net loss increased by $14,788,000, due to workover expenses on well #5 in the Oyo Field of $25,213,000 in the six months ended June 30, 2011, partially offset by higher revenues from the sale of crude oil. The higher revenues related to Cost Oil of $16,198,000 and Profit Oil of $3,340,000 from the June 2011 lifting as compared to liquidation of acquired inventory in 2010 which resulted in minimal profit in the 2010 period.

The results for the Africa segment for the three months and six months ended June 30, 2011 should not be viewed as predictive of future results. The dollar amount of the Company’s participation in the expenditures of the PSC will vary from period to period; for amounts chargeable to expense as incurred rather than capitalized, the expense charge is likely to occur prior to recovery in revenues as Cost Oil because sales do not occur every month due to cargo size requirements. As of June 30, 2011 the Company has recorded all expense for the workover on well #5 in the Oyo Field, but has still to recover a significant portion of that expense in future Cost Oil revenue. However, such Cost Oil is also subject to recording of depletion expense charges on a unit-of-production rate basis as the oil is sold, which will reduce the impact of that future revenue on net income.

Asia

Our revenues in both the three and six months ended June 30, 2011 were none as compared to $95,000 and $172,000 for the three and six months ended June 30, 2010, respectively. The revenues decreased in both the three and six months ended June 30, 2011, primarily due to the ceasing of activities in our EORP business since late 2010. Net loss for the Asia segment for the three and six months ended June 30, 2011 was $705,000 and $1,396,000, respectively as compared to $637,000 and $1,238,000 for the three and six months ended June 30, 2010, respectively. The increase in net loss of $68,000 and $158,000 for the three and six months ended June 30, 2011, respectively was primarily due to additional drilling costs related to the previously announced unsuccessful ZJS 2 well and a seismic study in the current period.

Corporate

Net loss attributable in the Corporate segment for the three and six months ended June 30, 2011 was $3,502,000 and $6,520,000, respectively, as compared to $2,738,000 and $5,311,000 for the three and six months ended June 30, 2010, respectively. The increase in net loss of $764,000 and $1,209,000 for the three and six months ended June 30, 2011, respectively, was primarily due to an increase in salaries, benefits and bonus expenses.

Liquidity and Capital Resources

As of June 30, 2011, the Company had cash and cash equivalents of $11,226,000, accounts receivable of $28,229,000, which was collected on July 28, 2011, accounts payable of $1,231,000 and accrued expenses of $34,034,000. The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below (in thousands):

	Six Months Ended June 30,
	2011	2010	Change

Net cash (used in) provided by operating activities	$(36,410)	$13,236	$(49,646)
Net cash used in investing activities	(6,294)	(30,650)	24,356
Net cash provided by financing activities	25,030	35,736	(10,706)
Effect of exchange rate changes on cash	(18)	(1)	(17)

Net (decrease) increase in cash and cash equivalents	$(17,692)	$18,321	$(36,013)

During the six months ended June 30, 2011, net cash used in operating activities was approximately $36,410,000 as compared to $13,236,000 of net cash provided by operating activities for the six months ended June 30, 2010. The net decrease effect of $49,646,000 was primarily due to an increase in receivables in the current period, versus a decrease in receivables in the prior period.

During the six months ended June 30, 2011, net cash used in investing activities was $6,294,000 as compared to $30,650,000 in the six months ended June 30, 2010. The decrease of $24,356,000 primarily relates to prior period during which $32,000,000 cash was paid as partial consideration to acquire the Oyo Field economic interest, versus the $5,000,000 payment related to the OML 120/121 Transaction in the current period.

During the six months ended June 30, 2011, net cash provided by financing activities was $25,030,000 as compared to $35,736,000 in the six months ended June 30, 2010. The decrease of $10,706,000 primarily relates to the prior period during which two registered direct offerings of equity securities occurred related to the Oyo Contract Rights acquisition, partially offset by the proceeds from the Promissory Note in the current period.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through June 2012.

Our continued operations will depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Previously, all of our financing had been raised through private placements and registered direct offerings of equity instruments, and debt financing arranged through a related party. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to fund our future operations, including participation in the Oyo Field development.

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

Tabular Disclosure of Contractual Obligations

Please see our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 7 for a table summarizing the Company’s significant contractual obligations as of December 31, 2010. No material changes to such information have occurred during the six months ended June 30, 2011 other than those unpaid amounts disclosed in Note 9 related to Separation Agreement and General Release of Claims with Byron A. Dunn and the severance payment made by the Company to Abiola L. Lawal in July 2011 for all the amounts due under the Amended and Restated Employment Agreement that was entered into on March 8, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices. Please see our Annual Report on Form 10-K for the year ended December 31, 2010 under Part II, Item 7A. No material changes to such information have occurred during the six months ended June 30, 2011.

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

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. The Company intends to vigorously defend itself against these claims.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

Item 1A.	Risk Factors

Please see our Annual Report on Form 10-K for the year ended December 31, 2010, Part I, Item 1A, for discussion on the risk factors. No material changes to such information have occurred during the six months ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on form 10-Q filed on May 3, 2011).

4.1	Registration Rights Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.1	Limited Waiver Agreement Related to Purchase and Continuation Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Petroleum Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.2	Second Agreement Novating Production Sharing Contract, dated as of February 15, 2011, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian AGIP Exploration Limited, and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 16, 2011).

10.3	Amended and Restated Oyo Field Agreement Hereby Renamed OML 120/121 Management Agreement, dated as of February 15, 2011, by and among CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, and Allied Energy Plc (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 16, 2011).

10.4	Amended and Restated Employment Agreement effective March 8, 2011, by and between Abiola L. Lawal and the Company (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed on March 11, 2011).

10.5	Separation Agreement and General Release of Claims effective April 11, 2011 by and between Mr. Byron Dunn and the Company. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on May 3, 2011)

10.6	Promissory Note Agreement dated June 6, 2011 by and among CAMAC Petroleum Limited and Allied Energy Plc., (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 9, 2011)

10.7	Guaranty Agreement dated June 6, 2011 by and among CAMAC Energy Inc. and Allied Energy Plc., (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 9, 2011)

10.8	Executive Employment Agreement dated June 6, 2011, by and between Edward G. Caminos and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2011)

10.9	Executive Employment Agreement dated June 6, 2011, by and between Alan W. Halsey and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 6, 2011)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Schema Document.

101. CAL	XBRL Calculation Linkbase Document.

101. LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2011

CAMAC Energy Inc.

By:	/s/ DR. KASE LUKMAN LAWAL
Dr. Kase Lukman Lawal
Chief Executive Officer (Principal Executive Officer)