Form 10-Q
period 2011-09-30
CAMAC Energy Inc.
filed 2011-11-09
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 3, 2011 there were 154,543,559 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,925	$28,918
Short-term investments	—	256
Accounts receivable	12,639	10,411
Inventories	—	72
Other current assets	1,179	2,847

Total current assets	32,743	42,504

Property, plant and equipment, net
Oil and gas properties (successful efforts method of accounting)	199,387	204,523
Property, plant and equipment, other	298	456

Total property, plant and equipment, net	199,685	204,979
Other assets	229	360

Total Assets	$232,657	$247,843

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$35,121	$63
Income taxes payable	27	163
Accrued expenses	11,868	40,628

Total current liabilities	47,016	40,854
Long-term note payable – related party	—	—

Total liabilities	47,016	40,854

Commitments and Contingencies

Equity
Stockholders’ equity – CAMAC Energy Inc.
Preferred stock, Authorized – 50,000,000 shares at $0.001 par value Issued and Outstanding – None as of September 30, 2011 and December 31, 2010	—	—
Common stock, Authorized – 300,000,000 shares at $0.001 par value Issued and outstanding – 154,543,559 shares as of September 30, 2011 and 153,611,792 shares as of December 31, 2010	154	154
Paid-in capital	459,798	458,523
Accumulated deficit	(274,101)	(250,925)
Other comprehensive income (loss)	(225)	(120)

Total stockholders’ equity – CAMAC Energy Inc.	185,626	207,632
Noncontrolling interests	15	(643)

Total equity	185,641	206,989

Total Liabilities and Equity	$232,657	$247,843

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Crude oil	$12,593	$8,790	$37,485	$21,037
Other operating revenue	—	30	—	203

Total revenues	12,593	8,820	37,485	21,240

Costs and expenses
Lease operating expenses	3,644	6,266	35,413	6,502
Cost of sales	—	120	—	12,143
Exploratory expenses	2,428	88	2,855	248
Depreciation, depletion and amortization	3,224	2,066	10,231	2,241
Impairment of assets	—	186,235	—	186,235
General and administrative expenses	3,341	2,759	11,015	9,086

Total costs and expenses	12,637	197,534	59,514	216,455

Operating loss	(44)	(188,714)	(22,029)	(195,215)

Other income (expense)
Interest income	3	1	13	7
Interest expense	(81)	—	(114)	—
Other expense	—	(3)	—	(3)

Total other income (expense)	(78)	(2)	(101)	4

Net loss before income taxes and noncontrolling interests	(122)	(188,716)	(22,130)	(195,211)
Income tax expense (benefit)	553	(83)	1,123	13

Net loss	(675)	(188,633)	(23,253)	(195,224)

Less: Net loss attributable to noncontrolling interests	—	76	77	321

Net Loss attributable to CAMAC Energy Inc. stockholders	$(675)	$(188,557)	$(23,176)	$(194,903)

Net loss per common share attributable to CAMAC Energy Inc. common stockholders
Basic	$(0.00)	$(1.32)	$(0.15)	$(1.79)
Diluted	$(0.00)	$(1.32)	$(0.15)	$(1.79)

Weighted average number of common shares outstanding
Basic	154,687	143,313	154,287	108,993
Diluted	154,687	143,313	154,287	108,993

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(23,253)	$(195,224)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Currency transaction gain	(17)	(11)
Share-based compensation expense	1,832	3,404
Dry hole costs	2,100	—
Impairment of assets	—	186,235
Depreciation, depletion and amortization expense	10,231	2,241
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(560)	4,536
Decrease in inventories	72	5,514
Increase in accounts payable	35,058	15
(Decrease) increase in income taxes payable	(136)	105
(Decrease) increase in accrued expenses	(28,760)	2,693

Net cash (used in) provided by operating activities	(3,433)	9,508

Cash flows from investing activities
Net sales of available for sale securities	256	1,506
Decrease (increase) in other assets	131	(20)
Additions to property, plant and equipment	(7,120)	(39,515)

Net cash used in investing activities	(6,733)	(38,029)

Cash flows from financing activities
Proceeds from long-term note payable – related party	25,000	—
Repayment of long-term note payable – related party	(25,000)	—
Proceeds from exercise of stock options	177	154
Proceeds from exercise of warrants	—	454
Issuance of common stock net of issuance costs	—	35,128

Net cash provided by financing activities	177	35,736

Effect of exchange rate changes on cash	(4)	2

Net (decrease) increase in cash and cash equivalents	(9,993)	7,217
Cash and cash equivalents at beginning of period	28,918	3,602

Cash and cash equivalents at end of period	$18,925	$10,819

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

The Company operates in the upstream segment of the oil and gas industry in exploration and producing activities. The Company’s corporate headquarters is located in Houston, Texas and currently the Company has interests in OML 120/121 oil and gas leases in deep water offshore Nigeria along with the rights to gas acreage under contract in China.

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

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for filing of Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Reports on Forms10-K and 10-K/A for the year ended December 31, 2010. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any subsequent quarter or for the year ending December 31, 2011.

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

NOTE 2. ASSET ACQUISITIONS

The Company has acquired the following economic interests in oil and gas assets located in offshore Nigeria:

Acquisition of Oyo Field Production Sharing Contract Interest

On April 7, 2010, the Company consummated the acquisition of certain economic interests held by CAMAC Energy Holdings Limited (“CEHL”) and two of its affiliates, Allied Energy Plc. (“Allied”) and CAMAC International (Nigeria) Limited (“CINL”) (collectively “CEHL Group”) in a Production Sharing Contract (the “OML 120/121 PSC”) with respect to an oilfield asset known as the Oyo Field located offshore Nigeria (the “Oyo Contract Rights”). The Oyo Field was under development through 2009, and oil production commenced in December 2009. As consideration for the Oyo Contract Rights, the Company paid CEHL Group $32 million in cash consideration (the “Cash Consideration”) and issued to CEHL Group 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”). In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock were exercised following the closing, then the Company was obligated to issue up to an additional 13,457,188 Consideration Shares to CEHL Group to maintain CEHL Group’s approximately 62.74% interest in the Company. At June 30, 2011, due to warrant expirations, the maximum additional Consideration Shares obligations on the warrants and options had been reduced to 7,484,983 shares, of which 188,591 related to exercised warrants. As additional Cash Consideration, the Company agreed to pay CEHL Group $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date. This amount was paid in July 2010. In connection with the closing on April 7, 2010, the Company and CEHL Group entered into a number of ancillary documents to consummate the transaction.

Also, on April 7, 2010, the Company and CEHL Group entered into a Registration Rights Agreement, pursuant to which the Company was required to prepare and file with the SEC a registration statement on Form S-3 covering the resale of the Consideration Shares, in addition to providing unlimited “piggyback” registration rights to CEHL Group with respect to the Consideration Shares, in each case, subject to certain limitations and conditions. If any Consideration Shares were not covered by a registration statement within 18 months following the closing date, the Company would be required to pay liquidated damages to CEHL Group. As required, the Company filed a related Form S-3 with the SEC on May 21, 2010, which became effective on June 4, 2010.

The original purchase cost for the acquisition of certain economic interests in CEHL Group’s OML 120/121 PSC with respect to the Oyo Field was allocated as indicated in the table below. The measurement date was the closing date, April 7, 2010. The fair value of the consideration paid was determined at closing. The transaction was accounted for as an asset acquisition, and does not represent the acquisition of a business, as follows (in thousands):

As of April 7, 2010
Accounts receivable	$13,880
Inventories	11,619
Property cost of Oyo Contract Rights	393,648
Current liabilities	(7,771)

Total purchase cost	$411,376

As disclosed above, one of the assets acquired as part of the Oyo Field interest was crude oil inventory which was recorded at fair value at the acquisition date. The sale of this acquired inventory and the related cost of sales are included in the three months ended June 30, 2010 revenues and cost of sales in the amounts of $11,827,000 and $11,715,000, respectively.

OML 120/121 Transaction

On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with the CEHL Group, superseding all earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL Group’s interest in the OML 120/121 PSC (the “OML 120/121 Transaction” or the “Non-Oyo Contract Rights”). In April 2010 the Company had acquired from CEHL Group the Oyo Contract Rights in the OML 120/121 PSC. The OML 120/121 Transaction closed on February 15, 2011. The $5 million paid for acquiring the Non-Oyo Contract Rights is recorded as unproved oil and gas properties in the accompanying unaudited consolidated financial statements. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired certain of the remainder of CEHL Group’s interest in the OML 120/121 PSC.

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

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL Group without any compensation due to the Company and with CEHL Group retaining all consideration paid by the Company to date. As of September 30, 2011, none of the above noted milestones were reached.

Dr. Kase Lawal, the Company’s Chief Executive Officer, Chairman and member of the Board of Directors, is a director of each of CEHL, CINL, and Allied. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. As a result, if the milestones are reached, Dr. Lawal may at that time be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement. Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

NOTE 3. IMPAIRMENT OF ASSETS

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

The Company then determined that the September 30, 2010 aggregate undiscounted future net cash flows on the Company’s interest in the Oyo Field (recoverable amounts) were less than the net carrying amount of that asset in property, plant and equipment. Accordingly, on November 5, 2010, the Company determined that the leasehold asset was impaired. The estimate of cash flows included the use of the above Reserve Report combined with management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on sales and other costs to produce crude oil. This fair value was determined using “Level 3” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures).

At September 30, 2010, a non-cash impairment charge of $186,235,000 was recorded in the Africa operating segment to adjust the Oyo Field carrying amount to estimated fair value based upon the present value of estimated future net cash flows.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of following (in thousands):

	September 30, 2011	December 31, 2010
Oil and gas properties:
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	11,975	1,917

Proved oil and gas properties, net	194,237	204,295
Unproved oil and gas properties	5,150	228

Oil and gas properties, net	199,387	204,523

Property, plant and equipment, other	777	845
Less: Accumulated depreciation	479	389

Property, plant and equipment, other, net	298	456

Total property, plant and equipment, net	$199,685	$204,979

During the quarter ended September 30, 2011, the Company expensed approximately $2,100,000 as exploratory expenses related to the ZJS-3 and ZJS-4 wells.

NOTE 5. OPERATING SEGMENT DATA

Our segments derive revenues from the sale of oil and gas products. The revenues, net income (loss) attributable to CAMAC Energy Inc., and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Africa	$12,593	$8,790	$37,485	$21,037
Asia	—	30	—	203

Total revenues	$12,593	$8,820	$37,485	$21,240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income (Loss) attributable to CAMAC Energy Inc. stockholders
Africa – before impairment	$4,487	$636	$(10,098)	$839
Africa – impairment	—	(186,235)	—	(186,235)
Asia	(2,386)	(644)	(3,782)	(1,885)
Corporate	(2,776)	(2,314)	(9,296)	(7,622)

Net income (loss) attributable to CAMAC Energy Inc. stockholders	$(675)	$(188,557)	$(23,176)	$(194,903)

	As of
	September 30, 2011	December 31, 2010
Assets
Africa	$212,455	$216,721
Asia	260	408
Corporate	19,942	30,714

Total assets	$232,657	$247,843

NOTE 6. LONG TERM NOTE PAYABLE – RELATED PARTY

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. The entire loan outstanding of $25.0 million was repaid on August 23, 2011. CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013.

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

Dr. Kase Lawal, the Company’s Chairman, Chief Executive Officer, and member of the Board of Directors, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal is deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval.

NOTE 7. INCOME TAXES

For the fiscal 2011 periods presented in the accompanying consolidated statements of operations, total net losses attributable to CAMAC Energy Inc. stockholders and the Africa segment include a net charge of $508,000 to income tax expense representing adjustments between the original book basis income tax provision and the Company’s allocated share of the year 2010 Nigeria Petroleum Profits Tax return filed for the OML 120/121 PSC in September 2011. The adjustments recorded were based upon changes deemed more likely than not to be sustained. The Company also has unrecognized tax benefits of $2,513,000 related to the 2010 Nigeria Petroleum Profits Tax return for which the future realization is uncertain at present; accordingly, the tax benefit has been fully offset by a valuation allowance. Further, as part of the above adjustments, the Company has recorded approximately $548,000 in other current assets for excess 2010 Nigeria Petroleum Profits Tax paid into the escrow account of the OML 120/121 PSC.

For 2011, the Company does not anticipate any tax expense related to Nigeria Petroleum Profits Tax due to reduced production levels.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010
Contracting and development fees	$7,308	$32,329
Personnel expenses	259	606
Liability for contingent acquisition cost	890	890
Royalties	2,945	5,933
Other Liabilities	466	870

	$11,868	$40,628

NOTE 9. EQUITY

During the three and nine months ended September 30, 2011, the Company issued 228,000 and 322,694 shares, respectively, of Common Stock on exercises of options and warrants.

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units and restricted stock awards to result in issuance of a maximum aggregate of 12,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors. During the three months ended September 30, 2011, the Company granted a total of 2,700,000 stock options and 550,000 shares of restricted stock awards with vesting periods from 12 months to 36 months. As of September 30, 2011, approximately 4,213,000 shares remain available for future grants under the 2009 Equity Incentive Plan.

NOTE 10. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010, respectively, were as follows in the table below (in thousands):

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
Basic	154,687	143,313	154,287	108,993
Diluted	154,687	143,313	154,287	108,993

The number of stock options, warrants issued in stock offerings and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position, were as follows in the table below (in thousands):

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	91	421	133	439
Warrants issued in stock offering	—	786	193	900
Restricted stock awards	—	245	285	286

Total	91	1,452	611	1,625

NOTE 11. RELATED PARTY TRANSACTIONS

OML 120/121 Transaction

In April 2010, the Company had acquired from CEHL Group, the Oyo Contract Rights in an OML 120/121 PSC. On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding all earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL Group’s interest in the OML 120/121 PSC (the “OML 120/121 Transaction” or the “Non-Oyo Contract Rights”). The OML 120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired certain of the remainder of CEHL Group’s interest in the OML 120/121 PSC. Please see Note 2 for a detailed description of the OML 120/121 Transaction.

Term Credit Facility Commitment Letter and Promissory Note with Allied

On June 6, 2011, CPL, a wholly owned subsidiary of the Company, executed the Promissory Note in favor of Allied. Under the terms of the Promissory Note, the Lender agreed to make loans to CPL from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. The entire loan outstanding of $25.0 million was repaid on August 23, 2011. CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013. Please see Note 6 for a detailed description of the Promissory Note and related transactions.

Separation and Release Agreement with Byron A. Dunn

On April 11, 2011, in connection with Mr. Dunn’s resignation as the Company’s President, Chief Executive Officer, and member of the Board of Directors, the Company agreed to provide Mr. Dunn with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Dunn and the Company: (i) the Company agreed to pay Mr. Dunn $400,000 in cash upon the expiration of seven days following the effective date (which amount was paid on April 19, 2011), and $200,000 in cash ninety days following the effective date of the severance agreement (which amount was paid on or about July 11, 2011); (ii) monthly reimbursement of Mr. Dunn’s health benefits under the Company’s group health and dental plan for up to eighteen months following the effective date of the severance agreement; and (iii) upon the expiration of seven days following the effective date of the severance agreement, 250,000 shares of restricted stock issued to Mr. Dunn under the Company’s 2009 Equity Incentive Plan shall become fully vested (which became fully vested on April 19, 2011). In addition, the Company and Mr. Dunn agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation and General Release of Claims Agreement extinguishes all rights, if any, which Mr. Dunn may have, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under his Employment Agreement.

Separation of Abiola L. Lawal

Effective June 6, 2011, Abiola L. Lawal (no relation to Dr. Kase Lawal) was terminated from employment with the Company as Executive Vice President and Chief Financial Officer, due to Mr. Lawal’s unwillingness to accept a reassignment to the senior executive position of Senior Vice President, Strategy and New Ventures, which was offered by the Company to Mr. Lawal. On July 6, 2011, the Company paid to Mr. Lawal all severance amounts due under the Amended and Restated Employment Agreement that was entered into on March 8, 2011, including (i) $630,000 representing twenty-four (24) months of Mr. Lawal’s base salary, (ii) $315,000 representing Mr. Lawal’s target bonus for 2011, (iii) $29,400 representing required 401(k) contributions, and (iv) acceleration of vesting of all outstanding stock options and restricted stock held by Mr. Lawal. The Company also confirmed that it would provide up to $20,000 in outplacement services and continued insurance coverage for Mr. Lawal as required by that contract. Also refer to Note 15, Litigation and Contingencies.

Transactions with Related Parties

Our transactions with related parties, primarily CEHL Group, for the periods presented in the accompanying consolidated financial statements are reported below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total costs and expenses	$45	$1,495	$1,712	$1,660
Total other expenses	81	—	114	—

Total related party expenses	$126	$1,495	$1,826	$1,660

	Receivables		Payables
	As of September 30, 2011	As of December 31, 2010	As of September 30, 2011	As of December 31, 2010
EORP related parties	—	39	—	—
CEHL Group	—	—	890	2,244
Total	—	39	890	2,244

NOTE 12. FINANCIAL INSTRUMENTS FAIR VALUES AND FAIR VALUE ADJUSTMENTS

The September 30, 2011, unaudited consolidated balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $187,000. The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures). Level 1 inputs represent inputs observable in an active market, which in this case is a public active stock market.

At September 30, 2011, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short-term and long-term investments, trade receivables, deposits, long-term advances, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was calculated as follows (in thousands):

	000000000000	000000000000	000000000000	000000000000
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
Net Loss	$(675)	$(188,633)	$(23,253)	$(195,224)

Other comprehensive income (loss) – pre-tax and net of tax:
Currency translation adjustment	(18)	(3)	(18)	(12)
Unrealized gain (loss) on investment in securities	(56)	51	(85)	(329)

Total other comprehensive income (loss)	(74)	48	(103)	(341)

Comprehensive loss	(749)	(188,585)	(23,356)	(195,565)

Less: Comprehensive (income) loss – Noncontrolling interests share:
Net loss plus pre-tax and net of tax other comprehensive income (loss)	—	76	75	325

Comprehensive loss – Camac Energy Inc. stockholders	$(749)	$(188,509)	$(23,281)	$(195,240)

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents our supplemental cash flow information (in thousands):

	000000000000	000000000000
	For Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information
Interest paid	$114	$—
Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities

Common stock issued for services and fees	$—	$1,096
Issuance costs paid as warrants issued	$—	$457
Common stock issued for net assets acquired in acquisition	$—	$372,183

NOTE 15. LITIGATION AND CONTINGENCIES

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. The Company believes the claims are without merit and intends to vigorously defend itself against such claims. See Note 11 for additional details regarding Mr. Lawal’s separation from employment.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

NOTE 16. SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date but before the unaudited consolidated financial statements were filed with the SEC, noting no events or transactions which require adjustment to or disclosure in these unaudited consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is a publicly traded Company which engages in the exploration, development, and production of oil and gas outside the U.S., directly and through joint ventures and other ventures in which it may participate. The Company’s corporate headquarters is located in Houston, Texas and currently the Company has interests in OML 120/121 oil and gas leases in deep water offshore Nigeria along with the rights to significant gas acreage under contract in China. The Company is a strategic partner with major energy companies in oil and gas fields in Nigeria and China. The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. Members of the Company’s senior management team have experience in the fields of international oil and gas operations, business development, geology, petroleum engineering, energy services, strategy, government relations, and finance and will seek to utilize their experience, expertise and contacts to create value for shareholders. Oil and gas exploration and production operations are managed geographically.

In April 2010 the Company acquired from CAMAC Energy Holdings Limited (“CEHL”), and two of its affiliates, Allied Energy Plc., and CAMAC International (Nigeria) Limited (“CINL”), (collectively “CEHL Group”), the Oyo Contract Rights in a Production Sharing Contract (the “OML 120/121 PSC”). On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding all earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL Group’s interest in the OML 120/121 PSC (the “OML 120/121 Transaction” or the “Non-Oyo Contract Rights”). The OML 120/121 Transaction closed on February 15, 2011. Upon consummation of the acquisition of the Non-Oyo Contract Rights under the Purchase Agreement, the Company acquired certain of the remainder of CEHL Group’s interest in the OML 120/121 PSC. Please see Note 2 to the unaudited consolidated financial statements for a detailed description of the OML120/121 Transaction.

For the period from inception of the Company through March 31, 2010, the Company’s consolidated financial statements were prepared as a development stage company. In the three months ended June 30, 2010 the Company commenced the recognition of significant revenues from operating assets located in Nigeria and at that time ceased reporting as a development stage company.

Africa Developments

In mid-January 2011, the Company completed a workover on well #5 in the Oyo Field and incurred a total cost of approximately $56.4 million in an effort to reduce gas production and improve the crude oil production rate from this well. Of this amount, $30.7 million was charged to expense as of December 31, 2010, $24.5 million was charged to expense during the quarter ended March 31, 2011, $0.7 million was charged to expense during the quarter ended June 30, 2011 and the remaining $0.5 million was charged to expense during the quarter ended September 30, 2011. The Company is funding the workover using available cash, a debt facility entered into with Allied on June 6, 2011 and through Oyo Field lifting proceeds. The workover on well #5 in the Oyo Field initially reduced the amount of gas and water production, however, the oil production rate did not significantly improve and recently, the water production has started to increase again to a current level of 36%. A gradual decline in oil production is anticipated if the water production continues to rise.

Well #6 in the Oyo Field currently produces at a water cut of about 76%. The Company plans to place the well on gas lift later in the year, using equipment already installed in the well. It is expected that the addition of gas lift will increase the gross production by an estimated 200-300 barrels per day.

Based on the production history of the Oyo Field, the Company believes that three additional development wells will be required to recover all reserves. The Company intends to update the current simulation model for the Oyo Field to reflect actual performance. This information will also be used to confirm (i) optimum number and locations for future development wells and (ii) the estimated associated production volumes.

The Company is continuing to explore options for marketing Oyo Field gas to third party gas processing and transportation facilities.

The Operating Contractor for the Oyo Field has agreed to review all alternatives that could lead to acceleration of development, including a divestiture of their interest to another party. Since then, the Operating Contractor has been engaged with this process, which is moving towards a resolution by the end of the year. It is the Company’s belief that a new operator or partner may facilitate the acceleration of drilling, development and exploration activities in OML 120/121.

During the three months and nine months ended September 30, 2011 the Oyo Field had gross crude oil production from two producing wells averaging totals of 3,514 and 3,878 barrels per day, respectively, of which the Company’s net shares including Cost Oil barrels totaled 833 and 1,025 barrels per day. In August 2011, there was a lifting of approximately 350,000 barrels of crude oil, at a price of $116.91 per barrel and in June 2011, there was a lifting of approximately 600,000 barrels of crude oil, at a price of $112.83 per barrel.

China Developments

The Company and its Chinese partner, PetroChina, have approved a work program to expedite exploration and delineation of the gas resources in the Zijinshan contract area. The last of the three wells under the first phase of the exploration period, ZJS-3, spudded mid-March 2011, and reached its target depth on May 1, 2011. As a result, the Company has fulfilled all the work obligation of the first phase of the exploration period and opted to enter into the second phase of the exploration period of the production sharing contract. During the second phase of the exploration period, from May 1, 2011 to April 30, 2013, the Company is obligated to drill four wells. The first well of the second phase of the exploration period ZJS-4, spudded the first week of June 2011 and reached its target depth on July 14, 2011. Both of the ZJS-3 and ZJS-4 wells encountered gas accumulations. Data from the wells is being analyzed, and further evaluation on the area is required to determine if the discovered gas can be economically developed. As a result, as of September 30, 2011, the Company expensed approximately $2,100,000 as exploratory expenses related to the ZJS-3 and ZJS-4 wells. Further, in September 2011, the Company and PetroChina agreed to revise the work program to delay the drilling of ZJS-5 well to 2012, in order to allow time to utilize the data obtained from ZJS-3 and ZJS-4 in conjunction with the 2D seismic reinterpretation results to refine the location for ZJS-5.

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

In October 2011, the Company retained a financial advisor to assist in the identification and evaluation of opportunities to monetize its Zijinshan gas asset. The proceeds of any such transaction are expected to be invested in the Company’s current or planned core Africa opportunities. However, there can be no assurance that any transaction will be consummated.

Results of Operations

Consolidated Statements of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Our revenues in the three months ended September 30, 2011 were $12,593,000 as compared to $8,820,000 for the three months ended September 30, 2010. The $3,773,000 increase was primarily related to Cost Oil recovery of $7,367,000 (due to cost recovery of workover costs incurred on well #5 in the Oyo Field) and higher revenue per barrel, partially offset by lower sales volume in the current period. During the three months ended September 30, 2011 and 2010, the average gross production from the Oyo Field was 3,514 and 6,955 barrels per day, respectively, and the Company’s share of average daily net production was 833 and 375 barrels per day, respectively. The revenue per barrel on crude oil sold during the three months ended September 30, 2011 and 2010 was $116.91 and $75.09, respectively.

Lease operating expenses consists of royalty expense, salaries and personnel costs directly associated with the production of oil, and technical service agreement costs. Our lease operating expenses in the three months ended September 30, 2011 were $3,644,000 as compared to $6,266,000 for the three months ended September 30, 2010. The $2,622,000 decrease was due to lower royalties expense of $1,889,000, lower technical services cost of $1,228,000 and lower other costs of $40,000, partially offset by workover costs of $535,000 related to well #5 in the Oyo Field in the current period.

Cost of sales consists of costs related to the sale of acquired oil inventory and costs associated with our other operating revenue in China. Our cost of sales in the three months ended September 30, 2011 was none as compared to $120,000 for the three months ended September 30, 2010. The $120,000 decrease was due to the costs associated with other operating revenue in China in the prior period.

Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, and costs for acquisition of seismic data. Our exploratory expenses in the three months ended September 30, 2011 were $2,428,000 as compared to $88,000 for the three months ended September 30, 2010. The $2,340,000 increase was due to drilling costs of $2,100,000 related to ZJS-3 and ZJS-4 wells as previously discussed and higher exploration staff expenses of $396,000, partially offset by lower other costs of $156,000.

Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in the three months ended September 30, 2011 were $3,224,000 as compared to $2,066,000 for the three months ended September 30, 2010. The $1,158,000 increase was primarily due to recording depletion related to our share of Cost Oil during the current period, partially offset by lower depletion on Profit Oil due to fewer Profit Oil barrels in 2011.

Our impairment of assets for the three months ended September 30, 2010 was $186,235,000 related to write down of oil and gas properties in the Oyo Field.

General and administrative expenses consists primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, accounting and legal services, consulting projects and insurance. Our general and administrative expenses in the three months ended September 30, 2011 were $3,341,000 as compared to $2,759,000 for the three months ended September 30, 2010. The $582,000 increase was due to higher consulting and legal expenses of $238,000, higher share based compensation expense of $218,000 due to grants to new officers and higher other expenses of $122,000.

Income tax expense consists of petroleum profits tax in Nigeria and franchise taxes. Our income tax expense in the three months ended September 30, 2011 was $553,000 as compared to an income tax benefit of $83,000 during the three months ended September 30, 2010. The $636,000 increase was primarily due to a net charge of $508,000 to income tax expense representing adjustments between the original book basis income tax provision and the Company’s allocated share for the 2010 Nigeria Petroleum Profits Tax return in September 2011. Additionally, the Company has not recorded any Nigeria Petroleum Profits Tax in 2011 due to reduced production levels in the current period.

Comparison of Nine Months Ended September 30, 2011 and 2010

Our revenues in the nine months ended September 30, 2011 were $37,485,000 as compared to $21,240,000 for the nine months ended September 30, 2010. The $16,245,000 increase was primarily related to Cost Oil recovery of $23,565,000 (due to cost recovery of workover costs incurred on well #5 in the Oyo Field) in the current period and higher revenue per barrel offset by the non-recurring sale of $11,827,000 of acquired inventory in the prior period. During the nine months ended September 30, 2011 and the six months ended September 30, 2010 (the initial period), the average gross production from the Oyo Field was 3,878 and 8,452 barrels per day, respectively, and the Company’s share of average daily net production was 1,025 and 461 barrels per day, respectively. Weighted average revenue per barrel on crude oil sold during the nine months ended September 30, 2011 and 2010 was $114.33 and $83.23, respectively.

Our lease operating expenses in the nine months ended September 30, 2011 were $35,143,000 as compared to $6,502,000 for the nine months ended September 30, 2010. The $28,911,000 increase was due to the recognition in 2011 of workover cost of $25,747,000 related to well #5 in the Oyo Field, higher royalties of $2,828,000 and higher other costs of $336,000.

Our cost of sales in the nine months ended September 30, 2011 was none as compared to $12,143,000 for the nine months ended September 30, 2010. The $12,143,000 decrease was due to the non-recurring sale of acquired inventory of $11,715,000 and costs of $428,000 associated with other operating revenue in China in the prior period.

Our exploratory expenses in the nine months ended September 30, 2011 were $2,855,000 as compared to $248,000 for the nine months ended September 30, 2010. The $2,607,000 increase was due to drilling costs of $2,100,000 related to ZJS-3 and ZJS-4 wells in the current period as previously discussed, higher exploration staff expenses of $454,000 and higher other costs of $53,000.

Our depreciation, depletion and amortization expenses in the nine months ended September 30, 2011 were $10,231,000 as compared to $2,241,000 for the nine months ended September 30, 2010. The $7,990,000 increase was primarily due to higher depletion related to our share of Cost Oil barrels during the current period.

Our impairment of assets for the nine months ended September 30, 2010 was $186,235,000 related to write down of oil and gas properties in the Oyo Field.

Our general and administrative expenses in the nine months ended September 30, 2011 were $11,015,000 as compared to $9,086,000 for the nine months ended September 30, 2010. The $1,929,000 increase was primarily due to higher salaries, benefits and bonus expenses of $1,713,000, of which $1,377,000 was due to executive severance benefits, higher consulting and legal expenses of $902,000 and other expenses of $533,000, partially offset by lower share-based compensation expense of $1,219,000, primarily due to forfeiture of options and restricted stock upon officer departures in the prior period.

Income tax expense consists of petroleum profits tax in Nigeria and franchise taxes. Our income tax expense in the nine months ended September 30, 2011 was $1,123,000 as compared to an income tax expense of $13,000 during the nine months ended September 30, 2010. The $1,110,000 increase was primarily due to a net charge of $508,000 to income tax expense representing adjustments between the original book basis income tax provision and the Company’s allocated share for the 2010 Nigeria Petroleum Profits Tax return in September 2011. Additionally, the Company has not recorded any Nigeria Petroleum Profits Tax in 2011 due to reduced production levels in the current period.

Segment Analysis

The following table compares revenues and net income (loss) attributable to CAMAC Energy Inc. stockholders for each of our business segments for the three and nine months ended September 30, 2011 and 2010. Net income (loss) attributable to CAMAC Energy Inc. stockholders consists of our revenues less costs and operating expenses, other income (expense), income tax expense and non-controlling interests (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues
Africa	$12,593	$8,790	$3,803	$37,485	$21,037	$16,448
Asia	—	30	(30)	—	203	(203)

Total revenues	$12,593	$8,820	$3,773	$37,485	$21,240	$16,245

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Net Income (Loss) attributable to CAMAC Energy Inc. stockholders
Africa – before impairment	$4,487	$636	$3,851	$(10,098)	$839	$(10,937)
Africa – impairment	—	(186,235)	186,235		(186,235)	186,235
Asia	(2,386)	(644)	(1,742)	(3,782)	(1,885)	(1,897)
Corporate	(2,776)	(2,314)	(462)	(9,296)	(7,622)	(1,674)

Total net income (loss) attributable to CAMAC Energy Inc. stockholders	$(675)	$(188,557)	$187,882	$(23,176)	$(194,903)	$171,727

Africa

Our revenues during the three and nine months ended September 30, 2011 were $12,593,000 and $37,485,000, respectively, as compared to $8,790,000 and $21,037,000 for the three and nine months ended September 30, 2010, respectively. The revenues increased by $3,803,000 and $16,448,000 during the three and nine months ended September 30, 2011, respectively, primarily due to Cost Oil related volumes (due to cost recovery of workover costs on well #5 in the Oyo Field) and higher revenue per barrel in the current period. This was partially offset by lower Profit Oil related volumes due to a smaller cargo size in 2011.

For the three months ended September 30, 2011 as compared to September 30, 2010, net income before impairment increased by $3,851,000 primarily due to the impact of Cost Oil revenue, partially offset by lower Profit Oil revenue.

For the three and nine months ended September 30, 2010 the impairment charge was $186,235,000 related to write down of oil and gas properties in the Oyo Field.

For the nine months ended September 30, 2011 as compared to September 30, 2010, net loss before impairment increased by $10,937,000 primarily due to the recognition in 2011 of workover cost of $25,747,000 related to well #5 in the Oyo Field, higher depreciation, depletion and amortization of $10,231,000, partially offset by an increase in Cost Oil revenue of $23,565,000 from our June and August 2011 lifting, related to workover cost for well #5 in the Oyo Field.

The results for the Africa segment for the three months and nine months ended September 30, 2011 should not be viewed as predictive of future results. The dollar amount of the Company’s participation in the expenditures of the PSC will vary from period to period; for amounts chargeable to expense as incurred rather than capitalized, the expense charge is likely to occur prior to recovery in revenues as Cost Oil because sales do not occur every month due to cargo size requirements. As of September 30, 2011 the Company has recorded all known expense for the workover on well #5 in the Oyo Field, but has still to recover a significant portion of that expense through future Cost Oil revenue recognition. However, such Cost Oil is also subject to recording of depletion expense charges on a unit-of-production rate basis as the oil is sold, which will reduce the impact of that future revenue on net income.

Asia

Our revenues in both the three and nine months ended September 30, 2011 were none as compared to $30,000 and $203,000 for the three and nine months ended September 30, 2010, respectively. The revenues decreased in both the three and nine months ended September 30, 2011, primarily due to the ceasing of activities in our EORP business since late 2010. Net loss for the Asia segment for the three and nine months ended September 30, 2011 was $2,386,000 and $3,782,000, respectively, as compared to $644,000 and $1,885,000 for the three and nine months ended September 30, 2010, respectively. The increase in net loss of $1,742,000 and $1,897,000 for the three and nine months ended September 30, 2011, respectively, was primarily due to $2,100,000 drilling costs related to the previously discussed ZJS-3 and ZJS-4 wells in the current period.

Corporate

Net loss attributable in the Corporate segment for the three and nine months ended September 30, 2011 was $2,776,000 and $9,296,000, respectively, as compared to $2,314,000 and $7,622,000 for the three and nine months ended September 30, 2010, respectively. The increase in net loss of $462,000 and $1,674,000 for the three and nine months ended September 30, 2011, respectively, was primarily due to higher salaries, benefits and bonus expenses, including officer severance benefits.

Liquidity and Capital Resources

As of September 30, 2011, the Company had cash and cash equivalents of $18,925,000, accounts receivable of $12,639,000, accounts payable of $35,121,000 and accrued expenses of $11,868,000. The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash (used in) provided by operating activities	$(3,433)	$9,508	$(12,941)
Net cash used in investing activities	(6,733)	(38,029)	31,296
Net cash provided by financing activities	177	35,736	(35,559)
Effect of exchange rate changes on cash	(4)	2	(6)

Net (decrease) increase in cash and cash equivalents	$(9,993)	$7,217	$(17,210)

During the nine months ended September 30, 2011, net cash used in operating activities was $3,433,000 as compared to $9,508,000 of net cash provided by operating activities for the nine months ended September 30, 2010. The net decrease of $12,941,000 was primarily due to cash payments related to the workover of well # 5 in the Oyo Field in the current period, an increase in net loss before non-cash expenses (primarily impairment, dry hole costs, depreciation, depletion and amortization and share-based compensation expense), partially offset by the collection of accounts receivable in the current period.

During the nine months ended September 30, 2011, net cash used in investing activities was $6,733,000 as compared to $38,029,000 in the nine months ended September 30, 2010. The decrease in cash used in investing activities of $31,296,000 primarily relates to prior period during which $38,880,000 cash was paid as partial consideration to acquire certain economic interests in the Oyo Field, as compared to the $5,000,000 payment related to the OML 120/121 Transaction and $2,100,000 related to exploration expenses for ZJS-3 and ZJS-4 wells in China in the current period.

During the nine months ended September 30, 2011, net cash provided by financing activities was $177,000 as compared to $35,736,000 in the nine months ended September 30, 2010. The decrease of $35,559,000 primarily relates to the prior period during which two registered direct offerings of equity securities occurred related to acquisition of the Oyo Contract Rights and proceeds from exercise of warrants.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through September 2012 assuming no additional participation in Oyo Field operating and development costs through such date.

Our participation in Oyo Field operating and development costs and our continued operations beyond 2012 will depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Previously, all of our financing had been raised through private placements and registered direct offerings of equity instruments, and debt financing arranged through a related party. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to fund our future operations, including participation in the Oyo Field development.

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

Tabular Disclosure of Contractual Obligations

Please see our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 7 for a table summarizing the Company’s significant contractual obligations as of December 31, 2010. No material changes to such information have occurred during the nine months ended September 30, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices. Please see our Annual Report on Form 10-K for the year ended December 31, 2010 under Part II, Item 7A. No material changes to such information have occurred during the nine months ended September 30, 2011.

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

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. The Company believes the claims are without merit and intends to vigorously defend itself against such claims. See Note 11 of Notes to Unaudited Consolidated Financial Statements for additional details regarding Mr. Lawal’s separation from employment. From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

Item 1A.	Risk Factors

Please see our Annual Report on Form 10-K for the year ended December 31, 2010, Part I, Item 1A, for discussion on the risk factors. No material changes to such information have occurred during the nine months ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 10-SB (File No. 000-52770) filed on August 15, 2007).

3.2	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).

4.1	Registration Rights Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.1	Executive Employment Agreement dated September 1, 2011, by and between Nicholas J. Evanoff and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2011).

10.2	Executive Employment Agreement dated September 1, 2011, by and between Babatunde Omidele and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2011).

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Schema Document.

101. CAL	XBRL Calculation Linkbase Document.

101. LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011

CAMAC Energy Inc.

By:	/S/ DR. KASE LUKMAN LAWAL

Dr. Kase Lukman Lawal
Chief Executive Officer (Principal Executive Officer)