Form 10-K
period 2011-12-31
CAMAC Energy Inc.
filed 2012-03-15
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to

001-34525

(Commission File Number)

CAMAC ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0349798
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $84,805,329 (based on $1.33 per share, the last price of the common stock as reported on the NYSE Amex on such date). For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates. As of March 9, 2012, there were 155,393,675 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement or Form 10-K/A relating to the Company’s Annual Meeting of Stockholders to be held on May 30, 2012 are incorporated by reference in Part III of this report.

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

•

Ability to raise capital to fund our current and future operations, including participation in the Oyo Field development and other oil and gas leases we may participate in, on terms and conditions acceptable to the Company.

•	Ability to develop oil and gas reserves.

•	Dependence on key personnel, technical services and contractor support.

•	Fluctuation in quarterly operating results.

•	Possible significant influence over corporate affairs by significant stockholders.

•	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.

•	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.

•	Competition from large petroleum and other energy interests.

•	Changes in laws and regulations that affect our operations and the energy industry in general.

•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.

•	Expropriation and other risks associated with foreign operations.

•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.

•	The lack of availability of oil and gas field goods and services.

•	Environmental risks and changing economic conditions.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “ Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”), formerly Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries, including Pacific Asia Petroleum, Limited (“PAPL”), Pacific Asia Petroleum Energy Limited (“PAPE”), Inner Mongolia Production Company (HK) Limited (“IMPCO HK”), Pacific Asia Petroleum (HK) Limited (“PAP HK”), Inner Mongolia Sunrise Petroleum Co. Ltd. (“IMPCO Sunrise”), Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (“Dong Fang”), and CAMAC Petroleum Limited (“CPL”) and collectively, the “Company”. References to “CAMAC” as a corporate entity refer to CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.) prior to the mergers of Inner Mongolia Production Company LLC (“IMPCO”) and Advanced Drilling Services, LLC (“ADS”) into wholly-owned subsidiaries of CAMAC Energy Inc.

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

Executive Summary of 2011

Nigeria – Oyo Field Production Sharing Contract Interest

During December 2010 and year 2011, the Company incurred a total of $59.6 million in costs relative to the workover to reduce gas production rising from the #5 well in the Oyo Field, offshore Nigeria, with the objective of increasing crude oil production from this well. By joint agreement with Allied energy Plc., a related party, the Company has committed to pay for the workover. To the extent the Company funds these costs, it is entitled to cost recovery of such costs as non-capital costs from Cost Oil, as defined in the terms of the OML 120/121 PSC, subject to future production levels. For purposes of Cost Oil recovery on each sale of production, non-capital costs are allocated for recovery prior to capital costs. We recovered a significant portion of these costs as revenue in 2011 and expect to recover the remainder as revenue in future liftings. In connection with funding for part of these costs prior to receiving cost recovery, the Company entered into a Promissory Note and Guaranty Agreement with a related party, which is discussed below under “Promissory Note and Guaranty Agreement.” The remainder is being funded using available cash and the future Oyo Field lifting proceeds.

The workover on well #5 in the Oyo Field initially reduced the amount of gas and water production; however, the oil production rate did not significantly improve and the water production has increased again to a current level of 48%. A gradual decline in oil production is anticipated if the water production continues to rise.

Well #6 in the Oyo Field currently produces at a water cut of about 76%. The Company continues to evaluate the viability of placing this well on gas lift.

Based on the production history of the Oyo Field and the recently completed study by Netherland, Sewell & Associates Inc., the Company believes that three additional development wells will be required to recover all economically recoverable reserves. The Company is continuing to explore options for marketing Oyo Field gas to third party gas processing and transportation facilities.

Nigeria – OML 120/121 Transaction

On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CAMAC Energy Holdings Limited (“CEHL”), superseding the October 11, 2010 agreement. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL’s interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). In April 2010 the Company had acquired from CEHL the Oyo Contract Rights in the OML 120/121 PSC. The OML 120/121 Transaction closed on February 15, 2011 under the terms of the Purchase Agreement.

In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to Allied Energy Plc. (“Allied”) upon the closing of the OML 120/121 Transaction on February 15, 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to Allied as follows:

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

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date. As of December 31, 2011, none of the above noted milestones were reached.

The Purchase Agreement contained the following conditions to the closing of the Transaction: (i) CPL, CAMAC International (Nigeria) Limited (“CINL”), Allied, and Nigerian Agip Exploration Limited (“NAE”) must enter into a Novation Agreement in a form satisfactory to the Company and CEHL and that contains a waiver by NAE of the enforcement of Section 8.1(e) of the OML 120/121 PSC (providing for the continued waiver by NAE of its entitlement to “profit oil” in favor of Allied), and that notwithstanding anything to the contrary contained in the OML 120/121 PSC, the profit sharing allocation set forth in the OML 120/121 PSC shall be maintained after the consummation of the OML 120/121 Transaction; (ii) the Company, and CEHL must enter into a registration rights agreement with respect to any shares issued by the Company to Allied at its election as consideration upon the occurrence of any of the above-described milestone events, in a form satisfactory to the Company and CEHL; and (iii) the Oyo Field Agreement, dated April 7, 2010, by and among the Company, CEHL and Allied, must be amended in order to remove certain indemnities with respect to Non-Oyo Operating Costs (as defined therein). In addition, CEHL must deliver the certain data and certain equipment to the Company in as-is condition. The Company agreed to limited waivers of certain of these closing conditions under the Limited Waiver Agreement. See Note 19 to our consolidated financial statements for more information regarding the Limited Waiver Agreement.

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and Allied. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in the transactions contemplated by the OML 120/121 Agreement. Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

Promissory Note and Guaranty Agreement

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. The initial loan outstanding of $25.0 million was repaid on August 23, 2011. In late 2011, CPL re-borrowed $6 million under the Promissory Note, which was outstanding as of December 31, 2011. CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013.

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

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal is deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval.

China – Zijinshan

In 2011, the Company completed drilling of exploratory wells ZJS-3 and ZJS-4, both of which encountered gas accumulations, although not determinable as commercial quantities at this time. Further evaluation on the area is required to determine if the discovered gas can be economically developed. The costs of these wells were charged to exploratory expenses in the third quarter 2011. The drilling of exploratory well ZJS-5 is planned for 2012.

In October 2011, the Company retained a financial advisor to assist in the identification and evaluation of opportunities to monetize its Zijinshan gas asset. The proceeds of any such transaction are expected to be invested in the Company’s current or planned core Africa opportunities. However, there can be no assurance when or if a transaction will be consummated. The evaluation is ongoing as of the filing date of this form 10-K.

China – EORP

As of December 31, 2010, the Company had previously ceased all active EORP operations. Effective June 20, 2011, the Company entered into a settlement and release agreement with Mr. Li Xiang Dong, Mr. Ho Chi Kong and Dong Ying Tong Sheng Sci-Tech Company Limited to dissolve the operations of Dong Fang, the operating company for EORP. Pursuant to this settlement agreement, outstanding claims and disputes between the Company and the other parties were settled, existing contracts and agreements were terminated, and disposition of remaining EORP related assets and liabilities was agreed to. The Company agreed to transfer and assign all EORP related patent application rights to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang.

Termination of Agreement for Proposed Acquisition (Avana Petroleum Limited)

On November 7, 2011 the Company initially announced it had signed a heads of agreement (“HOA”) to acquire 100% of the issued share capital of Avana Petroleum Limited, a private Isle of Man company (“Avana”) for a purchase price of $15 million payable in shares of Company common stock. Avana is an independent oil and gas exploration group whose core area of interest centers on the western Indian Ocean and East African margin with interests in the Seychelles Islands and offshore Kenya. The purchase consideration was to be payable in shares of Company common stock, based on the volume-weighted average closing price on the NYSE Amex for the 30 trading days immediately before the date of issue, in three tranches: $10 million upon completion of purchase; $2.5 million six months following completion; and $2.5 million 12 months following completion.

On December 30, 2011 the Company further announced it had signed a definitive purchase agreement under the above purchase terms with the principal shareholders of Avana, with the intent of completing the transaction during the first quarter of 2012. On February 3, 2012 the Company announced that the agreement to acquire Avana had been terminated due to certain obligations and conditions not being met by the required deadline.

Pan-African Growth Strategy

As part of our Pan-African growth strategy, on January 23, 2012 the Company announced it has entered into an agreement with the Gambian Ministry of Petroleum (on behalf of the Government of the Republic of Gambia) on the provisional award of two offshore exploration blocks located in the West African Transform Margin. The Company will be the operator with 85% interest in the blocks A2 and A5, having a total surface area of 2,666 square kilometers in water depths of between 600-1,000 meters. Gambia National Petroleum Company will be carried as a 15% interest through first oil. The agreement sets forth the negotiated fiscal terms and work program for the two blocks and is subject to signing of the final petroleum exploration licenses within 90 days of the agreement date. The license blocks are located in the highly prospective West African Transform Margin, home to several recent major discoveries in Ghana (Jubilee, Odum) and Sierra Leone (Venus, Mercury) and a core focus area for the Company’s expansion efforts.

On February 12, 2012 the Company announced it has entered into a heads of agreement with the Kenyan Ministry of Energy for the award of three exploration blocks (the “Blocks”). Onshore Block 11A covers 10,913 square kilometers in northwest Kenya near the Ugandan border; onshore Block L1B covers 12,197 square kilometers in eastern Kenya on the Somali border; and Block L16 covers 1,699 square kilometers onshore and 89 square kilometers offshore on Kenya’s southeast coast. The Company will be the operator with 90% interest in the Blocks. The Government of Kenya will be carried at 10% through the time of commercial discovery and may thereafter elect to participate up to a 10% interest. The award is subject to negotiation and signing of formal Production Sharing Contracts within 30 days of the above date, requisite approvals and payment of requisite signature bonuses upon signing.

Operations

Africa – OML 120/121 Production Sharing Contract

On December 15, 2009, NAE, a subsidiary of Italy’s ENI SpA, and CEHL announced that they had commenced production of the Oyo Field. The Oyo Field has been producing from two subsea wells in a water depth of greater than 300 meters, which are connected to the Armada Perdana Floating Production Storage and Offloading (“FPSO”) vessel. The FPSO has a treatment capacity of 40,000 barrels of liquids per day, with gas treatment and re-injection facilities, and is capable of storing up to one million barrels of crude oil. The first lifting (sale) of crude oil was in February 2010. The associated gas has been largely re-injected into the Oyo Field reservoir by a third well, to minimize flaring and to maximize oil recovery. During December 2010 and year 2011, the Company incurred $59.6 million in costs relative to the workover to reduce gas production rising from the #5 well in the Oyo Field with the objective of increasing crude oil production from this well. By joint agreement with Allied, the Company will pay for the workover. We recovered a significant portion of these costs as revenue in 2011 and expect to recover the remainder in future liftings.

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

Profit oil is allocated to the parties according to the following schedule:

*	Petroleum profit tax of 50% plus education tax of 2%, chargeable on the total remainder oil after deduction of amortization and investment allowance.
**	Y-Factor: NAE and Allied will share the Profit Oil to Contractor based on their contribution on Capital Costs and Non-Capital Costs.

Asia – Zijinshan Production Sharing Contract

In 2007, we entered into a production sharing contract with China United Coalbed Methane Co., Ltd., (“CUCBM”) for exclusive rights to a large contract area located in the Shanxi Province of China (the “CUCBM Contract Area”), for the exploitation of gas resources (the “Zijinshan PSC”). CUCBM is owned 50/50 by China Coal Energy Group and China National Petroleum Corporation (“CNPC” and “PetroChina”). In 2008, PetroChina withdrew from the CUCBM partnership. As a result, 50% of the assets, including Zijinshan PSC, have become the asset of PetroChina. The change of ownership of these assets was subject to Chinese Government approval. The approval was formally granted in December 2010. A modification agreement to the Zijinshan PSC has been executed to formalize the change of partnership from CUCBM to PetroChina. Such modification agreement was approved by the Ministry of Commerce and effective on August 23, 2011. The Zijinshan PSC is administrated by PetroChina Coal Bed Methane Corporation which is a wholly owned subsidiary of PetroChina (“PCCBM”). The Zijinshan PSC covers an area of approximately 175,000 acres (“Zijinshan Block”). The Zijinshan PSC has a term of 30 years and was approved in 2008 by the Ministry of Commerce of China. The Zijinshan PSC provides, among other things, that PAPL, following approval of the Zijinshan PSC by the Ministry of Commerce of China, has a minimum commitment for the first three years to drill three exploration wells and to carry out 50 km of 2-D seismic data acquisition and in the fourth and fifth years to drill four pilot development wells (in each case subject to PAPL’s right to terminate the Zijinshan PSC). That five year period constitutes the exploration period, which is subject to extension. After the exploration period, but before commencement of the development and production period, PCCBM will have the right to acquire a 40% participating interest and work jointly and pay its participating share of costs to develop and produce gas. The Zijinshan PSC provides for cost recovery and profit sharing from production under a specified formula after commencement of production.

The Zijinshan PSC area is in close proximity to the major West-East and the Ordos-Beijing gas pipelines which link the gas reserves in China’s western provinces to the markets of Beijing and the Yangtze River Delta, including Shanghai.

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 160 kilometers of seismic under the work program. Based on the seismic interpretation, four potential well locations were identified. A regional environmental impact assessment study has also been completed. Following completion of a site-specific environmental impact study, the Company spudded well ZJS 001 on September 30, 2009. This well intersected 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation as anticipated. The well reached total depth in mid-November 2009. Core samples have undergone laboratory testing, including tests for gas content, gas saturation and coal characteristics. Based on the results of these tests, the Company agreed to a planned 2010 work program to include further technical studies related to the CUCBM Contract Area and drilling at least two additional wells there. Drilling commenced on well ZJS 002 in August 2010 and was completed on the downthrown block in November 2010. Mud logs during drilling confirmed the presence of gas at several intervals ranging in depth from 1,471 to 1,742 meters. However, no flow tests were conducted due to the deteriorated hole condition, and therefore all exploratory costs were expensed.

In 2011 the Company and its Chinese partner, PetroChina, approved a work program to explore and delineate the gas resources in the Zijinshan contract area. The last of the three wells under the first phase of the exploration period, ZJS-3, spudded mid-March 2011, and reached its target depth on May 1, 2011. As a result, the Company has fulfilled all the work obligation of the first phase of the exploration period and opted to enter into the second phase of the exploration period of the production sharing contract. During the second phase of the exploration period, from May 1, 2011 to April 30, 2013, the Company is obligated to drill four wells. The first well of the second phase of the exploration period ZJS-4, spudded the first week of June 2011 and reached its target depth on July 14, 2011. Both of the ZJS-3 and ZJS-4 wells encountered gas accumulations. Data from the wells is being analyzed, and further evaluation on the area is required to determine if the discovered gas can be economically developed. As a result, as of September 30, 2011, the Company expensed approximately $2,176,000 as exploratory expenses related to the ZJS-3 and ZJS-4 wells. Further, in September 2011, the Company and PetroChina agreed to revise the work program to delay the drilling of ZJS-5 well to 2012, in order to allow time to utilize the data obtained from ZJS-3 and ZJS-4 in conjunction with the 2D seismic reinterpretation results to refine the location for ZJS-5.

In October 2011, the Company retained a financial advisor to assist in the identification and evaluation of opportunities to monetize its Zijinshan gas asset. The proceeds of any such transaction are expected to be invested in the Company’s current or planned core Africa opportunities. However, there can be no assurance when or if a transaction will be consummated. The evaluation is ongoing as of the filing date of this Form 10-K.

Enhanced Oil Recovery and Production (“EORP”)

In May and June 2009, the Company entered into certain agreements with Mr. Li Xiang Dong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties in September 2009 formed a Chinese joint venture company, Dong Fang. Dong Fang was 75.5% owned by PAPE and 24.5% owned by LXD, and LXD agreed to assign certain pending patent rights related to chemical enhanced oil recovery thereto. PAPE was 70% owned by the Company and 30% owned by Best Source Group Holdings Limited, a company designated by HCK for his interest.

In late 2009, the Company commenced limited EORP operations in the Liaoning Province through the treatment of three pilot test wells in the Liaohe Oilfield utilizing the chemical treatment technology acquired by Dong Fang. Results of these efforts, which resulted in incremental production, have been evaluated by the Company.

In the fourth quarter of 2010, the Company decided it would explore all alternatives including the potential sale of the EORP business due to the lack of progress in establishing a significant business and the likelihood that further progress would be difficult to achieve under the existing local operating environment. All active operations ceased in 2010, including consideration of the Chifeng agreement area in Inner Mongolia for a possible EORP project. In February 2011, the Board of Directors of Dong Fang approved dissolution of Dong Fang, the operating company.

Effective June 20, 2011, the Company entered into a settlement and release agreement with Mr. Li Xiang Dong, Mr. Ho Chi Kong and Dong Ying Tong Sheng Sci-Tech Company Limited to dissolve the operations of Dong Fang. Pursuant to this settlement agreement, outstanding claims and disputes between the Company and the other parties were settled, existing contracts and agreements were terminated, and disposition of remaining EORP related assets and liabilities was agreed to. The Company agreed to transfer and assign all EORP related patent application rights to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang.

Reserves

The information included in this Annual Report on Form 10-K about our proved reserves represents evaluations prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants (“NSAI”). NSAI has prepared evaluations on 100 percent of our proved reserves on a valuation basis, and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties as of December 31, 2011. The scope and results of NSAI’s procedures are summarized in a letter which is included as an exhibit to this Annual Report on Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see “Item 8. – Financial Statements and Supplemental Data –Supplemental Data on Oil and Gas Exploration and Producing Activities.”

Internal Controls for Reserve Estimation

The reserve estimates prepared by NSAI are reviewed and approved by our management. The process performed by NSAI to prepare reserve amounts included the estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. NSAI also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its work, something came to its attention which brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

Technologies Used in Reserves Estimates

Proved reserves are those quantities of oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our independent petroleum consultants employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the estimates of our reserves is a function of:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;

•

estimates regarding the amount and timing of future operating costs, taxes, development costs and workovers, and our estimated participation in funding of future operating costs and capital expenditures, and ability to raise money to fund these costs, all of which may vary considerably from actual results;

•	the accuracy of various mandated economic assumptions such as the future prices of oil and natural gas; and

•	the judgment of the persons preparing the estimates.

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

Our Senior Vice President, Exploration and Production, Mr. Babatunde Olusegun Omidele is primarily responsible for the coordination of the third-party reserve report provided by Netherland, Sewell & Associates Inc. (“ NSAI”). Mr. Babatunde Olusegun Omidele has over 29 years of experience and is a graduate of University of Ibadan, Nigeria with a Bachelor of Science degree and from University of Houston, Texas with a Master of Science in Petroleum Engineering. He is a member of the Society of Petroleum Engineers.

The reserves estimates shown herein have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Connor Riseden and Mr. Patrick Higgs. Mr. Riseden has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Riseden is a Registered Professional Engineer in the State of Texas (License No. 100566) and has over ten years of practical experience in petroleum engineering, with over five years of experience in the estimation and evaluation of reserves. Mr. Higgs has been practicing consulting petroleum geology at NSAI since 1996. Mr. Higgs is a Certified Petroleum Geologist and Geophysicist in the State of Texas (License No. 985) and has over 35 years of practical experience in petroleum geosciences, with over 15 years of experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Crude Oil Reserves

	December 31, 2011		December 31, 2010
	Crude Oil	PV-10	Crude Oil	PV-10
	(MBbls)	(Thousands) (1)	(MBbls)	(Thousands) (1)
Proved
Developed	92		387
Undeveloped	2,571		4,901

Total Proved	2,663	$61,687	5,288	$95,696

(1)	PV-10 reflects the present value of our estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average of the first-day-of-the-month commodity prices during the 12-month period ended on December 31, 2011) without giving effect to non-property related expenses such as DD&A expense and discounted at 10 percent per year. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2011 and 2010, were $112.26 and $79.21 per barrel of crude oil, respectively, including differentials.

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves currently have remained undeveloped for more than five years from the date of initial recognition as proved undeveloped.

Oil and Gas Production, Prices and Production Costs – Significant Fields

The Oyo Field in Nigeria contains our entire total proved reserves as of December 31, 2011. Our share of average daily net production (excluding royalty) was 923 barrels per day in 2011, and 396 barrels per day in 2010. The weighted average sales price was $112.91 per barrel in 2011 and $85.16 per barrel in 2010. Production cost per barrel was $8.61 per barrel in 2011 and $34.54 per barrel in 2010, excluding the workover expense.

Drilling Activity

During 2011 and 2010, the Company committed to 100% funding of the workover performed in the Oyo Field, Nigeria, which commenced in 2010 and was completed in 2011. In 2011 and 2010 there were no new development or exploratory wells completed in the Company’s Nigeria interests in OML 120/121, including the Oyo Field. In China, the Company drilled two (gross and net) exploratory wells in 2011 and one (gross and net) exploratory well in 2010 which were determined to be dry (noncommercial) wells.

Present Activities

Timing of future drilling of development wells in Nigeria is uncertain at this time. In China, drilling of an exploratory well is planned in 2012 in the Zijinshan Block.

Delivery Commitments

As of December 31, 2011, the Company had no delivery commitments.

Productive Wells

At December 31, 2011, the Company had an interest in two gross productive wells in Nigeria. The number of net productive wells (net economic interest) in Nigeria at a particular date under our Production Sharing Contract is affected by our percentage of Cost Oil and Profit Oil realized in each lifting. This percentage has varied significantly between 2011 and 2010 and is expected to continue to vary for the foreseeable future as the Company has the right, but is not required, to fund up to 30% of the expenditures on the OML 120/121 Production Sharing Contract. Therefore, a calculation of net productive wells interest for a particular year-end is not meaningful.

Acreage

Interests in developed and undeveloped acreage follow:

	December 31, 2011
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
China	—	—	175,000	175,000	175,000	175,000
Nigeria	8,600	5,200	434,900	260,900	443,500	266,100

Total	8,600	5,200	609,900	435,900	618,500	441,100

The Company has no acreage on which leases are scheduled to expire within the three years after December 31, 2011.

Regulation

General

Our operations and our ability to finance and fund our growth strategy are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by:

•	change in governments;

•	civil unrest;

•	price and currency controls;

•	limitations on oil and natural gas production;

•	tax, environmental, safety and other laws relating to the petroleum industry;

•	changes in laws relating to the petroleum industry;

•	changes in administrative regulations and the interpretation and application of such rules and regulations; and

•	changes in contract interpretation and policies of contract adherence.

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

Competition

The Company competes with numerous large international oil companies and smaller oil companies that target opportunities in markets similar to the Company’s, including the natural gas and petroleum markets. Many of these companies have far greater economic, political and material resources at their disposal than the Company. The Company’s management team has prior experience in the fields of petroleum engineering, geology, field development and production, operations, international business development, and finance and experience in management and executive positions with international energy companies. Nevertheless, the markets in which we operate and plan to operate are highly competitive and the Company may not be able to compete successfully against its current and future competitors. See Part I, Item 1A. Risk Factors – Risks Related to the Company’s Industry – for risk factors associated with competition in the oil and gas industry.

Environmental and Government Regulation

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

Employees

At December 31, 2011, the Company had 22 full-time employees and one part-time employee in the United States, 12 full-time employees and one part-time employee in China and 16 full-time employees in Nigeria.

During 2012, the Company expects to hire additional personnel in certain operational and other areas as required for its expansion efforts, and to maintain focus on its then-existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. In order for us to attract and retain quality personnel, we will have to offer competitive salaries to future employees. Subject to the availability of sufficient working capital and assuming initiation of additional projects, the Company currently plans to further increase full-time staffing to a level adequate to execute the Company’s growth plans. As we continue to expand, we will incur additional cost for personnel.

Intellectual Property

The Company as of December 31, 2011 owned no significant rights to intellectual property.

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

The Company’s limited operating history makes it difficult to evaluate its current business and prospects or to accurately predict its future revenue or results of operations, and raises substantial doubt as to its ability to successfully develop profitable business operations beyond the Oyo Field interest we acquired in April 2010 (the Oyo Contract Rights) and the Non-Oyo Contract Rights acquired in February 2011. We had no previous operating history in the Africa area. The Company’s revenue and income potential are unproven. As a result of its early stage of operations, and to keep up with the frequent changes in the energy industry, it is necessary for the Company to analyze and revise its business strategy on an ongoing basis. Companies in early stages of operations are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

The Company was until recently a development stage company and may continue to incur losses for a significant period of time.

The Company was until recently a development stage company with minimal revenues. In April 2010, we acquired the Oyo Contract Rights from CEHL Group and, as a result of this acquisition, we ceased reporting as a development stage company and now we are an operating company generating significant revenues. We expect to continue to incur significant expenses relating to our identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained prior to the generation of significant revenue. Energy ventures, such as oil well drilling projects, generally require a significant period of time before they produce resources and in turn generate profits. The Oyo and Non-Oyo Contract Rights may or may not result in net earnings in excess of our losses on other ventures under development or in the start-up phase. We may not achieve or sustain profitability on a quarterly or annual basis, or at all.

The Company’s ability to diversify risks by participating in multiple projects and joint ventures depends upon its ability to raise capital and the availability of suitable prospects, and any failure to raise needed capital and secure suitable projects would negatively affect the Company’s ability to operate.

The Company’s business strategy includes spreading the risk of oil and natural gas exploration, development and drilling, and ownership of interests in oil and natural gas properties, by participating in multiple projects and joint ventures. If the Company is unable to secure sufficient attractive projects as a result of its inability to raise sufficient capital or otherwise, the average quality of the projects and joint venture opportunities may decline and the risk of the Company’s overall operations could increase.

The loss of key employees could adversely affect the Company’s ability to operate.

The Company believes that its success depends on the continued service of its key employees, as well as the Company’s ability to hire additional key employees, when and as needed. Each of the Company’s Senior Vice Presidents has the right to terminate his employment at any time without penalty under his employment agreement. The unexpected loss of the services of any of these key employees, or the Company’s failure to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on the Company’s ability to execute its business plan and therefore, on its financial condition and results of operations.

The Company may not be able to raise the additional capital necessary to execute its business strategy, which could result in the curtailment or cessation of the Company’s operations.

The Company will need to raise substantial additional funds to fully fund its existing operations, consummate all of its current asset transfer and acquisition opportunities currently contemplated and for the development, production, trading and expansion of its business. The Company has available a Promissory Note (term credit facility) of $25 million from an affiliated company. This facility provides for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable by June 6, 2013. The Company has no other current arrangements with respect to additional sources of financing, if needed. If additional sources of financing are needed it may not be available on commercially reasonable terms on a timely basis, or at all. The inability to obtain additional financing, when needed, would have a negative effect on the Company, including possibly requiring it to curtail or cease operations. If any future financing involves the sale of the Company’s equity securities, the shares of Common Stock held by its stockholders could be substantially diluted. If the Company borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

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

The Company’s business activities require substantial capital from outside sources as well as from internally-generated sources. The Company’s ability to finance a portion of its working capital and capital expenditure requirements with cash flow from operations will be subject to a number of variables, such as:

•	the level of production from existing wells;

•	prices of oil and natural gas;

•	the success and timing of development of proved undeveloped reserves;

•	cost overruns;

•	remedial work to improve a well’s producing capability;

•	direct costs and general and administrative expenses of operations;

•	reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells;

•	indemnification obligations of the Company for losses or liabilities incurred in connection with the Company’s activities; and

•	general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control.

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

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. A significant percentage of our total estimated proved reserves at December 31, 2011 were proved undeveloped reserves which ultimately may be less than currently estimated.

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

The Company may not be able to manage our anticipated growth.

Subject to our receipt of additional capital, we plan to significantly expand operations to accommodate additional development projects and other opportunities. This expansion may strain our management, operations, systems and financial resources. We may need to hire additional personnel in certain operational and other areas during 2012 and future years.

We will depend on the Operating Contractor under the OML 120/121 PSC, which may result in operating costs, methods and timing of operations and expenditures beyond our control, and potential delays or the discontinuation of operations and production.

The Operating Contractor under the OML 120/121 PSC currently manages all of the physical development and operations under the OML 120/121 PSC, including, but not limited to, the timing of drilling, production and related operations, the timing and amount of operational costs, the technology and service providers employed. We would be materially adversely affected if the Operating Contractor does not properly and efficiently manage operational and production matters, or becomes unable or unwilling to continue in that capacity under the OML 120/121 PSC.

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

The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments, long-term investments, and long-term advances. At December 31, 2011, 54% ($7.4 million) of the Company’s total cash and cash equivalents was on deposit at Guaranty Trust Bank in Nigeria.

Our business partner, CEHL Group, is a related party, and our executive chairman and CEO is a principal owner and one of the directors of CEHL, which may result in real or perceived conflicts of interest.

Our majority shareholder, CAMAC Energy Holdings Limited, is one of the entities constituting our business partner, CEHL Group. Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and Allied, also entities constituting CEHL Group. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and Allied are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in any transactions with CEHL including the agreements entered into with CEHL in April 2010, the OML 120/121 Transaction and the Promissory Note with Allied of June 6, 2011. As a result, Dr. Lawal may be deemed to have an indirect material interest in the above agreements. These relationships may result in conflicts of interest. We may not be able to prove that these agreements are equivalent to arm’s length transactions. Should our transactions not provide the value equivalent of arm’s length transactions, our results of operations may suffer and we may be subject to costly shareholder litigation.

If we lose our status as an indigenous Nigerian oil and gas operator, we would no longer be eligible for preferential treatment in the acquisition of oil and gas assets and oil and gas licensing rounds in Nigeria.

We are considered an indigenous Nigerian oil and gas operator by virtue of our majority stockholder, CAMAC Energy Holdings Limited, which is an indigenous Nigerian oil and gas company. This status makes us eligible for preferential treatment under the Nigerian Content Development Act with respect to the acquisition of oil and gas assets and in oil and gas licensing rounds in Nigeria. If CAMAC Energy Holdings Limited were to lose its status as an indigenous Nigerian oil and gas company due to its affiliation with our U.S. based company or otherwise, or if CAMAC Energy Holdings Limited’s majority interest in us were to be diluted or reduced due to additional issuances of equity by the Company, CAMAC Energy Holdings Limited’s sale or transfer of its interest in the Company or otherwise, we may lose our status as an indigenous Nigerian oil and gas operator. As a result, we would lose one of our key advantages in the Nigerian oil and gas market and our results of operations could materially suffer.

Applicable Nigerian income tax rates could adversely affect the value of the OML 120/121 asset, including the Oyo Field.

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

OML 120/121 is subject to the instability of the Nigerian Government and instability in the country of Nigeria.

The government of Nigeria originally granted the rights to OML 120/121 PSC to CEHL. The government and country of Nigeria have historically experienced instability, which is out of management’s control. The Company’s ability to exploit its interests in this area pursuant to the OML 120/121 PSC may be adversely impacted by unanticipated governmental action. In addition, the OML 120/121 PSC’s financial viability may also be negatively affected by changing economic, political and governmental conditions in Nigeria. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.

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

The operation of the FPSO vessel has an inherent risk of maritime disaster, environmental mishaps, cargo and property losses or damage and business interruptions caused by, among others:

•	mechanical failure;

•	damages requiring dry-dock repairs;

•	human error;

•	labor strikes;

•	adverse weather conditions;

•	vessel off hire periods;

•	regulatory delays; and

•	political action, civil conflicts, terrorism and piracy in countries where vessel operations are conducted, vessels are registered or from which spare parts and provisions are sourced and purchased.

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

Because some of our expenses arising under the OML 120/121 PSC and the Zijinshan PSC may be denominated in foreign currencies, including the Nigerian naira, the Chinese yuan (RMB), European Union euro and British pound sterling, and our cash is denominated principally in U.S. dollars, fluctuations in the exchange rates between the U.S. dollar and foreign currencies will affect our balance sheet and earnings per share in U.S. dollars. In addition, we report our financial results in U.S. dollars, and appreciation or depreciation in the value of such foreign currencies relative to the U.S. dollar affects our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rates will also affect the relative value of earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in the Federal Republic of Nigeria to reduce our exposure to exchange rate fluctuations with respect to the Nigerian naira, although there are many hedging transactions available with respect to the European Union euro and the British pound sterling. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our subsidiaries’ exposure at all. In addition, our currency exchange losses with respect to the Nigerian naira may be magnified by Nigerian exchange control regulations that restrict our ability to convert Nigerian naira into foreign currency.

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

The Company may be required to restate its financial statements for the year ended December 31, 2011, and prior periods based on a determination by the SEC’s Office of the Chief Accountant.

As filed on Form 8-K on February 3, 2012, the Company has been informed by its independent registered public accounting firm, RBSM LLP (“RBSM”), that the Public Company Accounting Oversight Board (“PCAOB”), in the course of conducting its scheduled triennial inspection of RBSM, reviewed the audit that RBSM performed relating to the Company’s financial statements as of and for the year ended December 31, 2010. RBSM has also informed the Company that in connection with this inspection, the PCAOB issued a comment to RBSM regarding the Company’s accounting treatment for its acquisition of certain rights in the OML 120/121 PSC (see Note 4) from the CEHL Group in April 2010 (the “Acquisition”). The Company accounted for and reported the Acquisition as an asset acquisition with the Company’s predecessor, PAP, which was the legal acquirer, also being identified as the accounting acquirer for financial reporting purposes. The PCAOB’s comment called into question whether the Acquisition should have instead been accounted for as a reverse acquisition whereby PAP was the accounting acquiree. The Company has been informed that the process for final resolution by the PCAOB would take an indeterminate amount of time.

In order to expedite final determination of this matter, shortly after filing the Form 8-K on February 3, 2012, the Company requested concurrence on its accounting treatment from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) as soon as practicable by submitting the relevant facts and circumstances for review. While discussions with the SEC are continuing, as of March 15, 2012, a final determination on this matter has not been made.

Upon receipt of the guidance from the SEC concerning the accounting and related financial reporting, the Company will, if necessary, revise its relevant financial statements and amend its annual report on Form 10-K for the year ended December 31, 2010, and any subsequent reports filed with the SEC. The ultimate outcome and impact from the final determination on this matter if any on the Company’s reported financial statements as of and for the year ended December 31, 2011 or prior periods cannot be determined at this time. Although there can be no assurance that the outcome of the final determination will not have a material effect on such financial statements, the Company believes there would be no effect on historically reported or future reported revenues or cash flows.

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

Within the 12 months ending December 31, 2011, light crude oil futures have ranged from approximately $75 per barrel to over $100 per barrel, and may continue to fluctuate significantly in the future. With respect to ventures in China, the prices the Company will receive for oil and gas, in connection with any of its production ventures, will likely be regulated and set by the government. As a result, these prices may be well below the market price established in world markets. Therefore, the Company may be subject to arbitrary changes in prices that may adversely affect its ability to operate profitably.

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

The Company conducts substantially all of its business in Nigeria and China. The Company’s present and future international operations in foreign countries are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

•	foreign laws and regulations that may be materially different from those of the United States;

•	changes in applicable laws and regulations;

•	challenges to, or failure of, title;

•	labor and political unrest;

•	foreign currency fluctuations;

•	changes in foreign economic and political conditions;

•	export and import restrictions;

•	tariffs, customs, duties and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer time periods and difficulties in collecting accounts receivable and enforcing agreements;

•	possible loss of properties due to nationalization or expropriation; and

•	limitations on repatriation of income or capital.

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

Official corruption and bribery remain a serious concern in Nigeria. The 2011 Transparency International report ranks Nigeria 143 out of 183 countries in terms of corruption perceptions. In an attempt to combat corruption in the oil and gas sector, the National Assembly passed the Nigeria Extractive Industries Transparency Initiative Act 2007. This action permitted Nigeria to become a candidate country under the Extractive Industries Transparency Initiative (“EITI”), the first step in bringing transparency to all material oil, gas and mining payments to the Government of Nigeria. In addition, Nigeria has amended its banking laws to permit the government to bring corrupt bank officials to justice. Several notable cases have been brought, but, to date, few significant cases have been successful and bank regulatory oversight remains a concern. Thus, increased diligence may be required in working with or through Nigerian banks or with Nigerian governmental authorities, and interactions with government officials may need to be monitored. To the extent that such efforts to increase transparency are unsuccessful, and any competitors utilize the existence of corruptive practices in order to secure an unfair advantage, our financial condition and results of operations may suffer.

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

Many of the Company’s assets are, and are expected to continue to be, located outside the U.S. and held through one or more wholly-owned and majority-owned subsidiaries incorporated under the laws of foreign jurisdictions, including Nigeria, Hong Kong and China. Similarly, a substantial part of the Company’s operations are, and are expected to continue to be, conducted in Nigeria and China. In addition, some of the Company’s directors and officers, including directors and officers of its subsidiaries, may be residents of countries other than the U.S. All or a substantial portion of the assets of these persons may be located outside the U.S. As a result, it may be difficult for shareholders to effect service of process within the U.S. upon these persons. In addition, there is uncertainty as to whether the courts of Nigeria or China would recognize or enforce judgments of U.S. courts obtained against the Company or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in these countries against the Company or such persons predicated upon the securities laws of the U.S. or any state thereof.

Risks Related to the Company’s Stock

CAMAC Energy Holdings Limited is our controlling stockholder, and it may take actions that conflict with the interests of the other stockholders.

Following our acquisition of the Oyo Contract Rights, CAMAC Energy Holdings Limited beneficially owned approximately 62.74% of our outstanding shares of Common Stock and continues to own a majority interest at present. CAMAC Energy Holdings Limited controls the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our Common Stock, including adopting amendments to our Certificate of Incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets, subject to certain restrictive covenants. The interests of CAMAC Energy Holdings Limited as our controlling stockholder could conflict with your interests as a holder of Company Common Stock. For example, CAMAC Energy Holdings Limited as our controlling stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you, as minority holders of the Company.

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

None

ITEM 2.	PROPERTIES

Part I, Item 1. Description of Business is incorporated herein by reference. In addition to the material in Item 1. the following additional items are included for Properties.

Office Facility Leases

The Company has two primary leased office facilities: Houston, Texas (the “Houston Facility”) and Beijing, China (the “Beijing Facility”). The Company also utilizes office space in Lagos, Nigeria under short-term arrangements with an affiliated company.

The Houston Facility covers 3,700 square feet of office space and is under a lease which commenced on October 11, 2010 and ends on October 31, 2013. Rental expense is currently $10,000 per month, including allocated share of operating expenses.

The Beijing Facility covers approximately 5,300 square feet of office space. The Beijing Facility is occupied under a tenancy agreement that commenced on September 1, 2009 and ends on August 31, 2012. The Company’s rental expense recorded for the Beijing Facility is $11,000 per month, plus allocated share of utility charges.

The Company does not foresee significant difficulty in renewing or replacing either lease under current market conditions, or in adding additional space when required.

ITEM 3.	LEGAL PROCEEDINGS

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. An arbitrator has been chosen and the hearing is scheduled for September 2012. The Company believes the claims are without merit and intends to vigorously defend itself against such claims. See Note 19 – Related Party Transactions, for additional details regarding Mr. Lawal’s separation from employment.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of December 31, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is currently listed on the NYSE Amex under the symbol “CAK”. It commenced listing on the NYSE Amex on November 5, 2009 under the symbol “PAP”. Prior to being listed on the NYSE Amex, the Common Stock was quoted on the OTC Bulletin Board under the symbol “PFAP.OB” between May 8, 2008 and November 4, 2009.

The following table sets forth the range of the high and low sales prices per share of our Common Stock for the periods indicated:

Period	High	Low
2011
First quarter	$2.00	$1.37
Second quarter	$2.02	$1.19
Third quarter	$1.36	$0.60
Fourth quarter	$1.23	$0.50

2010
First quarter	$5.15	$3.50
Second quarter	$6.07	$3.25
Third quarter	$4.06	$2.11
Fourth quarter	$3.97	$1.89

Common Stock Warrants and Options

As of March 9, 2012, the Company had warrants outstanding to purchase (i) an aggregate of 732,745 shares of Common Stock at a price per share of $1.25; (ii) an aggregate of 134,708 shares of Common Stock at a price per share of $1.375; (iii) an aggregate of 130,000 shares of Common Stock at a price per share of $1.50; (iv) an aggregate of 4,659,551 shares of Common Stock at a price per share of $2.62; (v) an aggregate of 279,573 shares of Common Stock at a price per share of $2.75; (vi) an aggregate of 3,658,770 shares of Common Stock at a price per share of $4.50; (vii) an aggregate of 150,000 shares of Common Stock at a price per share of $5.00; and (viii) an aggregate of 124,408 shares of Common Stock at a price per share of $5.28.

As of March 9, 2012, an aggregate of 4,043,692 shares of Common Stock were issuable upon exercise of outstanding stock options.

Holders

As of March 9, 2012, there were approximately 68 registered holders of record of our Common Stock, and there are an estimated 7,000 beneficial owners of our common stock, including shares held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2011 for our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	7,048,126	$1.38	(3)	3,372,909
		$2.24	(4)

(1)	Includes the 2007 Stock Plan and 2009 Equity Incentive Plan.
(2)	Includes remaining warrants exercisable for 1,551,434 shares of Common Stock, originally issued in 2007 and 2010 to placement agents, for which issuance was approved by stockholders of the Company.
(3)	The weighted average exercise price of stock options.
(4)	The weighted average exercise price of stock warrants.

Recent Sales of Unregistered Securities

None.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended December 31, 2011.

Performance Graph

The line graph below compares the value at December 31, 2007, 2008, 2009, 2010 and 2011 of a $100 investment in our common stock with $100 investments in the S&P 500 index and the S&P Small Cap 600 Energy Index assuming the initial investment was made on October 15, 2007. The selected indices are accessible to our stockholders in newspapers, the Internet and other readily available resources. Pursuant to Item 201(e) of Regulation S-K (§220.201), the period covered by the comparison commences on October 15, 2007, which is the date our common stock became registered under section 12 of the Exchange Act.

	INDEXED RETURNS Years Ending
Company / Index	10/15/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Camac Energy Inc.	$100	$78	$5	$33	$14	$7
S&P 500 Index	100	95	58	72	81	81
S&P Small Cap 600 - Energy	100	99	53	86	124	127

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filing and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Years Ended December 31,
	2011	2010	2009	2008	2007
		(In thousands, except per share data)
Statement of Income Data
Total revenues	$38,910	$20,651	$67	$—	$—
Net loss attributable to CAMAC Energy Inc.	$(24,913)	$(230,468)	$(11,489)	$(5,447)	$(2,384)
Net loss per common share attributable to CAMAC Energy Inc.
Basic	$(0.16)	$(1.95)	$(0.28)	$(0.14)	$(0.08)
Diluted	$(0.16)	$(1.95)	$(0.28)	$(0.14)	$(0.08)
Cash Flow Data
Cash (Used in) provided by operating activities	$(14,654)	$8,572	$(6,872)	$(3,208)	$(2,061)

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data
Working capital	$(5,380)	$1,650	$3,910	$11,224	$13,317
Property plant and equipment, net	$196,386	$204,979	$451	$569	$285
Total assets	$234,030	$247,843	$7,436	$14,119	$17,457
Long-term notes payable	$6,000	$—	$—	$—	$—

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

Oyo Field Production Sharing Contract Interest

On November 18, 2009, the Company entered into the Purchase and Sale Agreement with CAMAC Energy Holdings Limited (CEHL) and certain of its affiliates (collectively, “CEHL Group”) pursuant to which the Company agreed to acquire CEHL Group’s interest in a Production Sharing Contract (the “OML 120/121 PSC”) with respect to the oilfield asset known as the Oyo Field (the “Oyo Contract Rights”) and agreed to the related transactions contemplated thereby, including the election of certain directors of the Company. The OML 120/121 PSC governing the Oyo Field is by and among Allied Energy Plc. (“Allied”), an affiliate of CEHL, CAMAC International (Nigeria) Limited (“CINL”), an affiliate of CEHL, and Nigerian Agip Exploration Limited (“NAE”).

As consideration for the Oyo Contract Rights, on April 7, 2010 the Company paid CAMAC Energy Holdings Limited $32 million in cash consideration (the “Cash Consideration”) and issued to CAMAC Energy Holdings Limited 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the “Consideration Shares”). In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock were exercised following the closing, the Company was obligated to issue up to an additional 13,457,188 Consideration Shares to CAMAC Energy Holdings Limited to maintain CAMAC Energy Holdings Limited’s approximately 62.74% interest in the Company. As of December 31, 2011, due to warrant and option expirations and cancellations, the maximum potential additional Consideration Shares issuable had been reduced to 6,811,446, of which 188,591 related to exercised warrants. As additional Cash Consideration, the Company agreed to pay CAMAC Energy Holdings Limited $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date. This amount was paid in July 2010.

In February and March 2010, the Company raised $37.5 million in two registered direct offerings (described below), $32 million of which proceeds were used by the Company to satisfy the cash purchase price requirement under the Purchase and Sale Agreement, as amended.

During December 2010 and year 2011, the Company incurred $59.6 million in total costs relative to the workover to reduce gas production rising from the #5 well in the Oyo Field, offshore Nigeria, with the objective of increasing crude oil production from this well. By joint agreement with Allied, the Company has committed to pay for the workover. To the extent the Company funds these costs, it is entitled to cost recovery of such costs as non-capital costs from Cost Oil, as defined in the terms of the OML 120/121 PSC, subject to future production levels. For purposes of Cost Oil recovery on each sale of production, non-capital costs are allocated for recovery prior to capital costs. We recovered a significant portion of these costs as revenue in 2011 and expect to recover the remainder as revenue in future liftings. In connection with funding for part of these costs prior to receiving cost recovery, the Company entered into a Promissory Note and Guaranty Agreement with a related party, which is discussed below under “Promissory Note and Guaranty Agreement.” The remainder is being funded using available cash and the future Oyo Field lifting proceeds.

The workover on well #5 in the Oyo Field initially reduced the amount of gas and water production; however, the oil production rate did not significantly improve and the water production has increased again to a current level of 48%. A gradual decline in oil production is anticipated if the water production continues to rise.

Well #6 in the Oyo Field currently produces at a water cut of about 76%. The Company continues to evaluate the viability of placing this well on gas lift.

Based on the production history of the Oyo Field and the recently completed study by Netherland, Sewell & Associates Inc., the Company believes that three additional development wells will be required to recover all economically recoverable reserves. The Company is continuing to explore options for marketing Oyo Field gas to third party gas processing and transportation facilities.

OML 120/121 Transaction

On December 10, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL Group’s interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). In April 2010 the Company had acquired from CEHL Group the Oyo Contract Rights in the OML 120/121 PSC. The OML 120/121 Transaction closed on February 15, 2011 under the terms of the Purchase Agreement.

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

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CAMAC retaining all consideration paid by the Company to date. As of December 31, 2011, none of the above noted milestones were reached.

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

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL and Allied. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement. Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

Promissory Note and Guaranty Agreement

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. The entire loan initial outstanding of $25.0 million was repaid on August 23, 2011. CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013. At December 31, 2011 there was an unpaid loan balance of $6 million outstanding on additional loans on this Promissory Note.

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

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal is deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval.

Asia – Zijinshan Production Sharing Contract

In 2007, we entered into a production sharing contract with China United Coalbed Methane Co., Ltd., (“CUCBM”) for exclusive rights to a large contract area located in the Shanxi Province of China (the “CUCBM Contract Area”), for the exploitation of gas resources (the “Zijinshan PSC”). CUCBM is owned 50/50 by China Coal Energy Group and China National Petroleum Corporation (“CNPC” and “PetroChina”). In 2008, PetroChina withdrew from the CUCBM partnership. As a result, 50% of the assets, including Zijinshan PSC, have become the asset of PetroChina. The change of ownership of these assets was subject to Chinese Government approval. The approval was formally granted in December 2010. A modification agreement to the Zijinshan PSC has been executed to formalize the change of partnership from CUCBM to PetroChina. Such modification agreement was approved by the Ministry of Commerce and effective on August 23, 2011. The Zijinshan PSC is administrated by PetroChina Coal Bed Methane Corporation which is a wholly owned subsidiary of PetroChina (“PCCBM”). The Zijinshan PSC covers an area of approximately 175,000 acres (“Zijinshan Block”). The Zijinshan PSC has a term of 30 years and was approved in 2008 by the Ministry of Commerce of China. The Zijinshan PSC provides, among other things, that PAPL, following approval of the Zijinshan PSC by the Ministry of Commerce of China, has a minimum commitment for the first three years to drill three exploration wells and to carry out 50 km of 2-D seismic data acquisition and in the fourth and fifth years to drill four pilot development wells (in each case subject to PAPL’s right to terminate the Zijinshan PSC). That five year period constitutes the exploration period, which is subject to extension. After the exploration period, but before commencement of the development and production period, PCCBM will have the right to acquire a 40% participating interest and work jointly and pay its participating share of costs to develop and produce gas. The Zijinshan PSC provides for cost recovery and profit sharing from production under a specified formula after commencement of production.

The Zijinshan PSC area is in close proximity to the major West-East and the Ordos-Beijing gas pipelines which link the gas reserves in China’s western provinces to the markets of Beijing and the Yangtze River Delta, including Shanghai.

During 2009, the Company completed seismic data acquisition operations on the Zijinshan Block and spent approximately $1.5 million to shoot 160 kilometers of seismic under the work program. Based on the seismic interpretation, four potential well locations were identified. A regional environmental impact assessment study has also been completed. Following completion of a site-specific environmental impact study, the Company spudded well ZJS 001 on September 30, 2009. This well intersected 4/5 coal seams in the Shanxi formation and 8/9 coal seams in the Taiyuan formation as anticipated. The well reached total depth in mid-November 2009. Core samples have undergone laboratory testing, including tests for gas content, gas saturation and coal characteristics. Based on the results of these tests, the Company agreed to a planned 2010 work program to include further technical studies related to the CUCBM Contract Area and drilling at least two additional wells there. Drilling commenced on well ZJS 002 in August 2010 and was completed on the downthrown block in November 2010. Mud logs during drilling confirmed the presence of gas at several intervals ranging in depth from 1,471 to 1,742 meters. However, no flow tests were conducted due to the deteriorated hole condition, and therefore all exploratory costs were expensed.

In 2011 the Company and its Chinese partner, PetroChina, approved a work program to explore and delineate the gas resources in the Zijinshan contract area. The last of the three wells under the first phase of the exploration period, ZJS-3, spudded mid-March 2011, and reached its target depth on May 1, 2011. As a result, the Company has fulfilled all the work obligation of the first phase of the exploration period and opted to enter into the second phase of the exploration period of the production sharing contract. During the second phase of the exploration period, from May 1, 2011 to April 30, 2013, the Company is obligated to drill four wells. The first well of the second phase of the exploration period ZJS-4, spudded the first week of June 2011 and reached its target depth on July 14, 2011. Both of the ZJS-3 and ZJS-4 wells encountered gas accumulations. Data from the wells is being analyzed, and further evaluation on the area is required to determine if the discovered gas can be economically developed. As a result, as of September 30, 2011, the Company expensed approximately $2,176,000 as exploratory expenses related to the ZJS-3 and ZJS-4 wells. Further, in September 2011, the Company and PetroChina agreed to revise the work program to delay the drilling of ZJS-5 well to 2012, in order to allow time to utilize the data obtained from ZJS-3 and ZJS-4 in conjunction with the 2D seismic reinterpretation results to refine the location for ZJS-5.

In October 2011, the Company retained a financial advisor to assist in the identification and evaluation of opportunities to monetize its Zijinshan gas asset. The proceeds of any such transaction are expected to be invested in the Company’s current or planned core Africa opportunities. However, there can be no assurance when or if a transaction will be consummated. The evaluation in ongoing as of the filing date of the Form 10-K.

Enhanced Oil Recovery and Production (“EORP”)

In May and June 2009, the Company entered into certain agreements with Mr. Li Xiangdong (“LXD”) and Mr. Ho Chi Kong (“HCK”), pursuant to which the parties in September 2009 formed a Chinese joint venture company, Dong Fang. Dong Fang was 75.5% owned by PAPE and 24.5% owned by LXD, and LXD agreed to assign certain pending patent rights related to chemical enhanced oil recovery thereto. PAPE was 70% owned by the Company and 30% owned by Best Source Group Holdings Limited, a company designated by HCK for his interest.

In late 2009, the Company commenced limited EORP operations in the Liaoning Province through the treatment of three pilot test wells in the Liaohe Oilfield utilizing the chemical treatment technology acquired by Dong Fang. Results of these efforts, which resulted in incremental production, have been evaluated by the Company.

In the fourth quarter of 2010, the Company decided it would explore all alternatives including the potential sale of the EORP business due to the lack of progress in establishing a significant business and the likelihood that further progress will be difficult to achieve under the existing local operating environment. All active operations ceased in 2010, including consideration of the Chifeng agreement area in Inner Mongolia for a possible EORP project. In February 2011, the Board of Directors of Dong Fang approved dissolution of Dong Fang, the operating company.

Effective June 20, 2011, the Company entered into a settlement and release agreement with Mr. Li Xiang Dong, Mr. Ho Chi Kong and Dong Ying Tong Sheng Sci-Tech Company Limited to dissolve the operations of Dong Fang. Pursuant to this settlement agreement, outstanding claims and disputes between the Company and the other parties were settled, existing contracts and agreements were terminated, and disposition of remaining EORP related assets and liabilities was agreed to. The Company agreed to transfer and assign all EORP related patent application rights to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang.

Termination of Agreement for Proposed Acquisition (Avana Petroleum Limited)

On November 7, 2011 the Company initially announced it had signed a heads of agreement (“HOA”) to acquire 100% of the issued share capital of Avana Petroleum Limited, a private Isle of Man company (“Avana”) for a purchase price of $15 million payable in shares of Company common stock. Avana is an independent oil and gas exploration group whose core area of interest centers on the western Indian Ocean and East African margin with interests in the Seychelles Islands and offshore Kenya. The purchase consideration was to be payable in shares of Company common stock, based on the volume-weighted average closing price on the NYSE Amex for the 30 trading days immediately before the date of issue, in three tranches: $10 million upon completion of purchase; $2.5 million six months following completion; and $2.5 million 12 months following completion.

On December 30, 2011 the Company further announced it had signed a definitive purchase agreement under the above purchase terms with the principal shareholders of Avana, with the intent of completing the transaction during the first quarter of 2012. On February 3, 2012 the Company announced that the agreement to acquire Avana had been terminated due to certain obligations not being met by the required deadline.

Pan-African Growth Strategy

As part of our Pan-African growth strategy, on January 23, 2012 the Company announced it has entered into an agreement with the Gambian Ministry of Petroleum (on behalf of the Government of the Republic of Gambia) on the provisional award of two offshore exploration blocks located in the West African Transform Margin. The Company will be the operator with 85% interest in the blocks A2 and A5, having a total surface area of 2,666 square kilometers in water depths of between 600-1,000 meters. Gambia National Petroleum Company will be carried as a 15% interest through first oil. The agreement sets forth the negotiated fiscal terms and work program for the two blocks and is subject to signing of the final petroleum exploration licenses within 90 days of the agreement date. The license blocks are located in the highly prospective West African Transform Margin, home to several recent major discoveries in Ghana (Jubilee, Odum) and Sierra Leone (Venus, Mercury) and a core focus area for the Company’s expansion efforts.

On February 12, 2012 the Company announced it has entered into a heads of agreement with the Kenyan Ministry of Energy for the award of three exploration blocks (the “Blocks”). Onshore Block 11A covers 10,913 square kilometers in northwest Kenya near the Ugandan border; onshore Block L1B covers 12,197 square kilometers in eastern Kenya on the Somali border; and Block L16 covers 1,699 square kilometers onshore and 89 square kilometers offshore on Kenya’s southeast coast. The Company will be the operator with 90% interest in the Blocks. The Government of Kenya will be carried at 10% through the time of commercial discovery and may thereafter elect to participate up to a 10% interest. The award is subject to negotiation and signing of formal Production Sharing Contracts within 30 days of the above date, requisite approvals and payment of requisite signature bonuses upon signing.

Registered Direct Offerings of Securities

In year 2010, the Company completed three registered direct offerings for combined sales of Company Common Stock and warrants, under which the following securities were issued:

February 16, 2010:

•	5,000,000 shares of Common Stock at $4.00 per share – aggregate proceeds of $20 million

•	Warrants to purchase 2,000,000 shares of Common Stock at $4.50 per share, expiring August 2013

•	Warrants to purchase 2,000,000 shares of Common Stock at $4.00 per share, expired November 2010

•	Placement agent warrants to purchase 150,000 shares of Common Stock at $5.00 per share, expiring February 2015

March 5, 2010:

•	4,146,922 shares of Common Stock at $4.22 per share – aggregate proceeds of $17.5 million

•	Warrants to purchase 1,658,769 shares of Common Stock at $4.50 per share, expiring September 2013

•	Warrants to purchase 1,658,769 shares of Common Stock at $4.12 per share, expired December 2010

•	Placement agent warrants to purchase 124,408 shares of Common Stock at $5.275 per share, expiring February 2015

December 28, 2010:

•	9,319,102 shares of Common Stock at $2.20 per share – aggregate proceeds of $20.5 million

•	Warrants to purchase 4,659,551 shares of Common Stock at $2.20 per share, increased to $2.62 per share 31 days after the closing, expiring December 2015

•	Placement agent warrants to purchase 279,573 shares of Common Stock at $2.75 per share, expiring February 2015

Net proceeds from the February and March 2010 offerings were used by the Company for working capital purposes, and to fund the Company’s acquisition from CEHL Group of the Oyo Contract Rights in April 2010. Net proceeds from the December 2010 offering were used to fund a portion of the cost of the workover on well #5 in the Oyo Field and for working capital purposes.

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending December 31, 2012 (the “Next Year”). During the Next Year, the Company plans to focus its efforts toward realizing and maximizing value in OML 120/121 as a whole (including the Oyo Field) in coordination with the operating contractor, and to continue exploration operations under its 100% owned and operated Zijinshan PSC subject to possible monetization of that asset. The Zijinshan operations will include the drilling of one additional exploratory well and continuing geological modeling and mapping.

In addition to these opportunities, the Company is continuing to seek to identify other opportunities in the energy sectors in Africa that will enhance its production and cash flow, particularly with respect to oil and gas exploration, development, production, refining and distribution. As part of our Pan-African growth strategy, we announced in January 2012, that we have entered into an agreement with the Gambian Ministry of Petroleum (on behalf of the Government of the Republic of The Gambia) on the provisional award of two offshore explorations blocks located in the West African Transform Margin. The Company will be the operator with 85% interest in the blocks A2 and A5, having a total surface area of 2,666 square kilometers in water depths of between 600-1,000 meters. Gambia National Petroleum Company will be carried as a 15% interest through first oil. The license blocks are located in the highly prospective West African Transform Margin, home to several recent major discoveries in Ghana (Jubilee, Odum) and Sierra Leone (Venus, Mercury) and a core focus area for the Company’s expansion efforts.

On February 12, 2012 the Company announced it has entered into a heads of agreement with the Kenyan Ministry of Energy for the award of three exploration blocks (the “Blocks”). Onshore Block 11A covers 10,913 square kilometers in northwest Kenya near the Ugandan border; onshore Block L1B covers 12,197 square kilometers in eastern Kenya on the Somali border; and Block L16 covers 1,699 square kilometers onshore and 89 square kilometers offshore on Kenya’s southeast coast. The Company will be the operator with 90% interest in the Blocks. The Government of Kenya will be carried at 10% through the time of commercial discovery and may thereafter elect to participate up to a 10% interest. The award is subject to negotiation and signing of formal Production Sharing Contracts within 30 days of the above date, requisite approvals and payment of requisite signature bonuses upon signing.

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

Additionally, the Company plans to continue significant efforts on developing corporate infrastructure, accounting controls, policies and procedures, and establishing foreign and domestic human and operational resources necessary to integrate, support and maximize its contract rights acquired from CEHL.

The Company has a Promissory Note (term credit facility) of $25 million from an affiliated company. At December 31, 2011 there was a principal balance of $6 million borrowed under this facility. The credit facility provides for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable no later than June 6, 2013. Because the costs of this workover are being recovered as Cost Oil revenues under the OML 120/121 PSC, any loan balances on this facility will be repaid within the terms of the borrowings. The portion of the workover funded from the Company’s own cash is also recoverable as Cost Oil revenues, subject to future production levels, and after future recovery will be available for future operations.

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

Among the general strategies we use are:

•	Identifying and capitalizing on opportunities that play to the expertise of our management team;

•	Leveraging our productive asset base and capabilities to develop additional value;

•	Actively managing our assets and ongoing operations while attempting to limit capital exposure;

•	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations;

•	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns; and

•	Leveraging our rights of first refusal on CEHL projects to preview and negotiate additional value-added projects from its project pipeline.

With respect to specific geographical areas our strategies include:

•	Continue development of Oyo Field to extract value while maximizing economic return;

•	Execute the successful exploration and development of additional prospects in OML 120/121;

•	Utilize our existing presence through our Nigerian subsidiary to acquire additional Nigeria oil and gas assets; and

•	Continue the exploration and appraisal program for gas in the Zijinshan Block in order to maximize asset values for monetization.

Results of Operations

In 2010, the Company commenced recording significant revenues from operations and ceased reporting as a development stage company and commenced reporting as an operating company. We may experience fluctuations in operating results due to a variety of factors, including changes in daily crude oil production volumetric rates, changes in crude oil sales prices per barrel, our ability to obtain additional financing in a timely manner and on terms satisfactory to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry. The Company’s focus continues to be the development of new energy ventures, directly and through joint ventures and other partnerships in which it may participate that will provide value to its stockholders.

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

Africa Operations

As of December 31, 2011, our Africa operations, which commenced in April 2010, were comprised of an economic interest in the OML 120/121 PSC in offshore Nigeria, of which the Oyo Field portion had active crude oil production. The Oyo Field commenced crude oil production in December 2009, and the Company acquired its economic interest on April 7, 2010 from CEHL Group. Under the structure of the OML 120/121 PSC (capitalized terms as defined in the agreement), crude oil produced is allocated among Royalty Oil (for royalties payable to the Nigerian government), Cost Oil (for recovery of capital and operating costs), Tax Oil (for income taxes payable to the Nigerian government), and Profit Oil which is allocated 100% to the operating interest owners. Through December 31, 2011 virtually all expenditures for capital and operating costs of this field since the commencement of the OML 120/121 PSC had been funded entirely by NAE. There are also certain pre-OML 120/121 PSC costs incurred which may ultimately qualify for inclusion in the cost base for recovery as Cost Oil upon approval by the applicable Nigerian authorities. A portion of these costs would be allocable to the Company’s interest. To date, two oil producing wells (wells #5 and #6) have been drilled and are in production. The present development plan provides for at least two additional oil producing wells which if successful would result in increased production rates for the field and additional revenues and cash flows.

The Company reports its share of net production barrels in the period physically produced and reports sales revenue for the related barrels only when a lifting (sale) occurs. Production for the entire field is stored in a FPSO vessel until sufficient tanker-size quantity is available for lifting. The exact timing of liftings is affected by the rate of daily production. For production not yet sold, our net share is estimated from total field production for the respective period multiplied by our applicable percentage of total proceeds we received in the latest lifting settlement prior to the date of production. The Company’s share of net production (which excludes royalties and the share of the other partner) from two oil producing wells averaged 923 barrels per day for year 2011 and 396 barrels per day for the period April 7 to December 31, 2010 (268 days, the period from acquisition date). During both 2011 and 2010, the gross production rate decreased as compared to initial rates, due to increased gas intrusion in well #5 and increased water production principally in well #6. The total gross production from the Oyo Field was 1,356,000 barrels for year 2011 and 1,952,000 barrels for the period April 7 to December 31, 2010, including royalty barrels. The Company’s share of net production, which excludes royalty barrels and the share of the other partner, was 337,000 barrels for year 2011 and 106,000 barrels for the period April 7 to December 31, 2010. Average revenue per barrel on crude oil sold in the years ended December 31, 2011 and 2010 was $112.91 and $85.16, respectively.

During December 2010 and year 2011, the Company incurred $59.6 million in total costs relative to the workover to reduce gas production rising from the #5 well in the Oyo Field, offshore Nigeria, with the objective of increasing crude oil production from this well. By joint agreement with Allied, the Company will pay for the workover. To the extent the Company funds these costs, it is entitled to cost recovery of such costs as non-capital costs from Cost Oil, as defined in the terms of the OML 120/121 PSC, subject to future production levels. For purposes of Cost Oil recovery on each sale of production, non-capital costs are allocated for recovery prior to capital costs.

The net operating loss for Africa operations below for year 2011 should not be viewed as predictive of results for future periods. The well # 5 workover resulted in a $29.0 million charge to expenses in 2011, while revenues in 2011 included $30.3 million of the 2010 and 2011 workover cost as Cost Oil revenues. The remaining unrecovered workover expenses are expected to be fully recovered as Cost Oil in future liftings, subject to production levels. There is a time lag between the accrual date of cost recoverable expense and its payment which then qualifies that amount for recovery as Cost Oil. The Company recognizes crude oil revenue at time of sale to the customer, which can result in Cost Oil revenue recognition in a later period than the associated recoverable expense. At present, sales do not occur every month because of cargo size requirements. For future periods, net operating income or loss for Africa also will be affected by changes in the overall level of production in the Oyo Field, fluctuations in the market prices realized, changes in our percentage share of crude oil sales, and levels of our operating expenses, including operating expenses chargeable to the OML 120/121 PSC that result in recovery as Cost Oil. The Company is currently dependent on this field as our only present source of revenues.

In December 2011, we announced that NAE has signed a definitive agreement to divest its 40% working interest in the OML’s to Allied. According to NAE, the transaction is subject to customary conditions for closing and is expected to conclude during the first quarter of 2012.

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

Asia Operations

As of December 31, 2011, our active operations in China were focused on gas reserves exploration and development.

In the Zijinshan Block located in Shanxi province, the Company performed seismic work in 2009 and drilled its first exploratory well in late 2009. In 2010 the Company completed one additional exploratory well which resulted in finding of the presence of gas at several intervals. However, no flow tests were conducted due to the deteriorated hole condition, and therefore all exploratory costs were expensed. Under the production sharing contract covering this area, the Company is obligated to drill an additional five wells in future periods, estimated to cost approximately $1 million each, for a total of seven wells in the exploratory phase before commencement of formal development. In 2011 two exploratory wells were completed, with another scheduled for 2012. No revenues are expected from this area in 2012, and the Company has not yet declared any net proved reserves for this area.

In the fourth quarter of 2010, the Company decided it would explore all alternatives including the potential sale of the EORP business due to the lack of progress in establishing a significant business and the likelihood that further progress would be difficult to achieve under the existing local operating environment. In 2010 all active operations ceased, including consideration of the Chifeng agreement area in Inner Mongolia for a possible EORP project. In February 2011, the Board of Directors of Dong Fang approved dissolution of Dong Fang, the operating company. Effective June 20, 2011 a settlement agreement with the noncontrolling interest parties provided for settling of all claims and disputes, termination of existing contracts and agreements, transfers of related patent application rights to Mr. Li Xiang Dong, disposition of remaining assets and liabilities, and agreement to liquidate Dong Fang.

Consolidated Statements of Operations

Comparison of 2011 and 2010

Our revenues in 2011 were $38,910,000 as compared to $20,651,000 for 2010. The $18,259,000 increase was primarily related to Cost Oil recovery of $30,288,000 (due to cost recovery of workover costs incurred on well #5 in the Oyo Field) and higher revenue per barrel, partially offset by lower Profit Oil sales volume in the current period. During 2011 and 2010, the average gross production from the Oyo Field (for 2010 from acquisition date) was 3,714 and 7,283 barrels per day, respectively, and the Company’s share of average daily net production was 923 and 396 barrels per day, respectively. The revenue per barrel on crude oil sold during 2011 and 2010 was $112.91 and $85.16, respectively.

Lease operating expenses consists of salaries, personnel and other costs directly associated with the production of oil and technical service agreement costs. Our lease operating expenses in 2011 were $30,882,000, as compared to $33,957,000 for 2010. The $3,075,000 decrease was due to lower workover costs of $1,682,000 related to well #5 in the Oyo Field and lower technical services cost of $1,644,000, partially offset by higher other costs of $251,000.

Cost of sales consists of costs related to the sale of acquired oil inventory and costs associated with our other operating revenue in China. Our cost of sales in 2011 was none as compared to $12,070,000 for 2010. The $12,070,000 decrease was due to the non-recurring sale of acquired inventory of $11,715,000 and costs of $355,000 associated with other operating revenue in China in the prior period.

Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, and costs for acquisition of seismic data. Our exploratory expenses in 2011 were $3,435,000 as compared to $1,059,000 for 2010. The $2,376,000 increase was due to an increase in drilling costs of $1,471,000, primarily related to ZJS-3 and ZJS-4 wells as previously discussed, higher exploration staff expenses of $865,000 and higher other costs of $40,000.

Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in 2011 were $13,530,000 as compared to $4,218,000 for 2010. The $9,312,000 increase was primarily due to recording depletion related to our share of Cost Oil during the current period, partially offset by lower depletion on Profit Oil due to fewer Profit Oil barrels in 2011.

Our impairment of assets for 2010 was $186,235,000 related to write down of oil and gas properties in the Oyo Field.

General and administrative expenses consists primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, accounting and legal services, consulting projects and insurance. Our general and administrative expenses in 2011 were $14,978,000 as compared to $13,494,000 for 2010. The $1,484,000 increase was primarily due to higher executive severance benefits of $1,366,000, higher consulting and legal expenses of $924,000, higher rent expense of $306,000 and other expenses of $519,000, partially offset by lower stock-based compensation expense of $1,631,000, primarily due to forfeiture of options and restricted stock upon officer departures in the prior period.

Income tax expense consists of petroleum profits tax in Nigeria. Our income tax expense in 2011 was $988,000 as compared to an income tax expense of $422,000 during 2010. The $566,000 increase was primarily due to a net charge of $508,000 to income tax expense representing adjustments between the original book basis income tax provision and the Company’s allocated share for the 2010 Nigeria Petroleum Profits Tax return in September 2011. Additionally, in 2011 the Company did not record any Nigeria Petroleum Profits Tax pertaining to 2011 operations due to reduced production levels in the current period.

Comparison of 2010 and 2009

Our revenues in 2010 were $20,651,000 as compared to $67,000 for 2009. The $20,584,000 increase was primarily related to crude oil revenues since the April 2010 acquisition of the Oyo Field. During 2010, the average gross production from the Oyo Field was 7,283 barrels per day, and the Company’s share of the average daily net production was 396 barrels per day. The revenue per barrel on crude oil sold during 2010 was $85.16.

Our lease operating expenses in 2010 were $33,957,000. There were no lease operating expenses in 2009. The $33,957,000 increase was primarily due to workover costs related to well #5 in the Oyo Field of $30,660,000 in 2010.

Our cost of sales in 2010 was $12,070,000 as compared to $438,000 for 2009. The $11,632,000 increase was primarily due to the non-recurring sale of acquired inventory of $11,715,000 in 2010.

Our exploratory expenses in 2010 were $1,059,000 as compared to $1,876,000 for 2009. The $817,000 decrease was due to a decrease in seismic costs of $1,367,000, partially offset by an increase in drilling costs of $466,000 and an increase in other costs of $84,000.

Our depreciation, depletion and amortization expenses in 2010 were $4,218,000 as compared to $132,000 for 2009. The $4,086,000 increase was primarily due to recording depletion related to Profit Oil in 2010.

Our impairment of assets for 2010 was $186,235,000 related to write down of oil and gas properties in the Oyo Field.

Our general and administrative expenses in 2010 were $13,494,000 as compared to $9,028,000 for 2009. The $4,466,000 increase was primarily due to higher salaries, benefits and bonus expenses of $1,643,000, higher share-based compensation expense of $1,683,000, higher insurance expense of $333,000, higher executive recruiting expense of $254,000, higher travel, meals and entertainment expense of $236,000 and higher other expenses of $317,000. The increase in stock-based compensation expense included $638,000 for the effects of accelerating the vesting dates of certain awards and reversal of expense on forfeited awards previously granted to former executive officers who retired in 2010.

Our income tax expense in 2010 was $422,000 as compared to an income tax expense of $1,000 during 2009. The $421,000 increase was primarily due to income tax expense in 2010 representing the Company’s allocated share for estimated 2010 Nigeria Petroleum Profits on Oyo Field operations.

Segment Analysis

The following table compares revenues and net loss attributable to CAMAC Energy Inc. for each of our business segments for the years ended December 31, 2011, 2010 and 2009, respectively. Net loss attributable to CAMAC Energy Inc. consists of our revenues less costs and operating expenses, other income (expense), income tax expense and noncontrolling interests.

	$0,000,000	$0,000,000	$0,000,000
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues
Africa	$38,910	$20,448	$—
Asia	—	203	67

Total revenues	$38,910	$20,651	$67

	$0,000,000	$0,000,000	$0,000,000
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss attributable to CAMAC Energy Inc.
Africa, including impairment	$(7,870)	$(215,921)	$—
Asia	(4,239)	(3,068)	(4,560)
Corporate	(12,804)	(11,479)	(6,929)

Net loss attributable to CAMAC Energy Inc.	$(24,913)	$(230,468)	$(11,489)

Revenues for Africa in year 2011 were higher than in year 2010 due to Cost Oil recovery of $30,288,000 on workover expenses on well #5 incurred in 2010 and 2011 and higher revenue per barrel. This was partially offset by lower Profit Oil related revenues in year 2011 due to lower total volumes sold.

Net loss for Africa before impairment in year 2011 decreased versus year 2010 by $21,816,000 primarily due to Cost Oil revenues of $30,288,000 in 2011 not present in 2010, partially offset by higher depletion expense in 2011 of $9,309,000 primarily related to Cost Oil. In addition, workover expense for well #5 decreased in year 2011 versus year 2010 by $2,199,000.

Revenues and net loss for Africa before impairment in the year ended December 31, 2010 reflected workover expense and initial crude oil sales revenues since the acquisition in April 2010 of the Oyo field interest. Africa results for year 2010 include a non-cash impairment loss of $186,235,000.

Revenues in Asia (related to sales of EORP chemicals) were zero in year 2011 and immaterial in years 2010 and 2009. EORP active operations ceased at December 31, 2010.

Net losses in Asia increased in year 2011 versus year 2010 by $1,001,000, principally due to increased drilling expenses of $1,471,000, primarily related to wells ZJS-3 and ZJS-4 being recorded as dry holes.

Net losses in Asia decreased in year 2010 versus year 2009 by $1,490,000 principally due to decreased exploratory expenses of $882,000 and decreased consulting expenses of $632,000. There was a temporary decline in exploratory activity in the Zijinshan Block in the first six months of 2010 during further review and planning for the drilling of additional wells which commenced in the third quarter of 2010. The decrease in consulting expenses was principally due to nonrecurring EORP milestone payments of $500,000 in 2009 and decreased Zijinshan charges.

Net losses for Corporate and other items increased in year 2011 versus year 2010 by $1,383,000 principally due to increased salaries, benefits and bonus expense of $1,695,000 including headquarters exploration staff, (of which $1,377,000 of the total increase was due to executive severance benefits); higher consulting and legal fees of $567,000; partially offset by decreased employee stock-based compensation expense of $1,631,000 primarily due to net credits in 2011 versus net charges in 2010 for acceleration of vesting and forfeitures related to terminated and retired executives leaving company service.

Net losses for Corporate and other items increased in year 2010 versus year 2009 by $4,550,000 principally due to increased salaries, benefits and bonus expense of $1,237,000 (including termination and accrued vacation payments of $345,000 to executives retiring in 2010); increased insurance expense of $329,000; increased executive recruiting fees of $254,000; increased travel, meals and entertainment of $234,000; and increased employee stock based employee compensation expense of $1,683,000 due to charges related to early retirement of executives and higher value of awards subject to amortization.

Long-Lived Assets

The Company’s long-lived assets (other than financial instruments) by geographic area were as follows.

	As of December 31,
	2011	2010
	(In thousands)
Property, plant and equipment, net
United States	$243	$358
Outside United States	196,143	204,621

Total	$196,386	$204,979

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and cash equivalents of $13,626,000, accounts receivable of $22,099,000 and current liabilities of $42,819,000.

The following table provides summarized statements of net cash flows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash (used in) provided by operating activities	$(14,654)	$8,572	$(6,872)
Net cash used in investing activities	(6,860)	(38,460)	(48)
Net cash provided by financing activities	6,177	55,204	14
Effect of exchange rate changes on cash	45	—	(8)
Net (decrease) increase in cash and cash equivalents	(15,292)	25,316	(6,914)
Cash and Cash Equivalents - Beginning of Period	28,918	3,602	10,516
Cash and Cash Equivalents - End of Period	$13,626	$28,918	$3,602

Net cash used in operating activities was $14,654,000 in 2011, as compared to cash provided by operating activities of $8,572,000 in 2010. The net decrease of $23,226,000 was principally due to cash payments related to the workover of well #5 in the Oyo Field in the current period and an increase in accounts receivable in the current period, partially offset by a decrease in net loss before non-cash expenses (primarily impairment, dry hole costs, depreciation, depletion, amortization and share-based compensation).

Net cash provided by operating activities was $8,572,000 in 2010 compared to cash used in operating activities of $6,872,000 in 2009. The increase in 2010 versus 2009 was due to revenues and collections of acquired receivables related to the Oyo Field in Nigeria, partially offset by increases in corporate expenses.

Net cash used in investing activities was $6,860,000 during 2011 versus $38,460,000 in 2010. Cash used in 2011 was principally due to capital expenditures of $7,159,000. Cash used in 2010 was principally due to $38,840,000 for the cash portion of the purchase price of the Oyo Contract Rights. We met our cash requirements for investing activities in 2010 through net proceeds of $54,542,000 from registered direct offerings of equity securities and proceeds from operating cash flows from sales of crude oil production and collection of acquired receivables in Nigeria.

Net cash used in investing activities was $38,460,000 during 2010 versus $48,000 in 2009. Cash used in 2010 was principally due to $38,840,000 for the cash portion of the purchase price of the Oyo Contract Rights. We met our cash requirements for investing activities in 2010 through net proceeds of $54,542,000 from registered direct offerings of equity securities and proceeds from operating cash flows from sales of crude oil production and collection of acquired receivables in Nigeria.

Net cash provided by financing activities was $6,177,000 in 2011 and $55,204,000 in 2010. The decrease in 2011 was principally due to three registered direct offerings of equity securities in 2010 totaling $54,542,000, net of offering costs, offset by net long-term note proceeds of $6,000,000 in 2011. At December 31, 2011, the Company had the ability to borrow $19,000,000 under the $25,000,000 Promissory Note.

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

During December 2010 and year 2011, the Company incurred $59.6 million in expenses on the workover to reduce gas production arising from well #5 in the Oyo Field, with the objective of improving the crude oil production rate per day. By agreements involving Allied, the Company will pay for the workover. As of December 31, 2011, $39.0 million of this amount had been paid.

In 2011 the Company utilized a Promissory Note (term credit facility) of $25 million from an affiliated company to meet a substantial portion of its cash obligations for workover expenses on Oyo Field well #5. The credit facility provides for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable June 6, 2013. At December 31, 2011 there was an outstanding balance of $6 million excluding accrued interest. Because the costs of this work are being recovered as Cost Oil revenues under the OML 120/121 PSC starting in 2011, any loan balances on this facility will be repaid within the terms of the borrowings. The portion of the workover funded from the Company’s own cash is also recoverable as Cost Oil revenues, subject to future production levels, and after future recovery will be available for future operations.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through 2012 assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through December 31, 2011 significantly all of our financing had been raised through private placements and registered direct offerings of equity instruments. The Company at December 31, 2011 had an outstanding loan balance of $6 million on the above term credit facility with Allied Energy Plc., a related party, expiring on June 6, 2013. At December 31, 2011 the Company had no other short-term or long-term debt.

Contractual Obligations

The following table summarizes the Company’s significant estimated future contractual obligations at December 31, 2011.

	Payments Due By Period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years

	(In thousands)
Workover for well # 5 in Oyo Field	$20,649	$20,649	$—	$—	$—
Debt obligations	6,000	—	6,000	—	—
Operating lease obligations	420	310	110	—	—

Total	$27,069	$20,959	$6,110	$—	$—

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

Impairment of Long-Lived Assets

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC Topic 410 (Asset Retirement and Environmental Obligations), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. As a result of the lack of capital deployed on a historical basis, to date the Company has not recorded any future asset retirement obligations.

Revenues

Revenues are recognized when the earnings process is complete, an exchange transaction has taken place and exclude royalties. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges. The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectability, and the amount is not subject to refund. Oil revenue is recognized using the sales method for our share of Cost Oil, Profit Oil and Tax Oil for each crude oil lifting in Nigeria.

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

Foreign Currency Translation

The functional currency of the U.S. parent company and Nigeria subsidiary is the U.S. dollar. The functional currency of China incorporated subsidiaries is the local currency (RMB). For Hong Kong incorporated subsidiaries, the functional currency is the U.S. dollar or RMB, depending on the primary activity of the subsidiary. Balance sheet translation effects are recorded directly to other comprehensive income (loss) for local functional currency companies.

In July 2005, the Chinese government began to permit the RMB to float against the U.S. dollar. All of our costs to operate our Chinese office and operations are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. dollars. The Company may be subject to foreign currency exchange limitations in China.

Stock-Based Compensation

The Company recognizes all stock-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on their grant-date fair values in accordance with ASC Topic 718-10 (Stock Compensation). The Company values its stock options awarded using the Black-Scholes option pricing model, and the restricted stock is valued at the grant date closing market price. Compensation expense for stock options and restricted stock is recorded over the vesting period on a straight line basis. Stock-based compensation paid to non-employees in vested stock is valued at the fair value at the applicable measurement date and charged to expense as services are rendered.

Net Earnings (Loss) Per Common Share

The Company computes earnings or loss per share under ASC Topic 260 (Earnings per Share). Net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock and applicable dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options, unvested restricted stock, and warrants (calculated using the treasury stock method). Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase earnings per share or decrease net loss per share) are excluded from diluted earnings (loss) per share.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet. The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset. The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded. For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts. The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented. At December 31, 2011 the Company did not have any transactions of the types subject to this ASU.

In May 2011, the FASB issued ASU 2011-04, which generally aligns the principles for fair value measurements (“ASC 820”) and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Foreign Currency Exchange Risk

In addition to the U.S. dollar, the Company conducts its China business in RMB and pays some of its Nigeria expenses in Naira. Therefore we are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions.

In July 2005, the Chinese government began to permit the RMB to float against the U.S. dollar. All of our costs to operate our Chinese office and operations are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. dollars.

To date the Company has not engaged in hedging activities to hedge our foreign currency exposure in China or Nigeria. In the future, the Company may enter into hedging instruments to manage its foreign currency exchange risk or continue to be subject to exchange rate risk.

Interest Rate Risk

See Note 16 to the consolidated financial statements in Part IV, Item 15.—Exhibits, Financial Statements and Schedules for information regarding our financial instruments. At December 31, 2011, the Company had no investments in fixed rate financial instruments subject to interest rate risk affecting fair value.

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

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15. Exhibits, Financial Statements and Schedules, and are set forth immediately following the signature pages of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (“CEO”) and Principal Financial and Accounting Officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and PFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and PFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management, including the Company’s CEO and PFO, concluded that our internal control over financial reporting was effective as of December 31, 2011.

RBSM LLP, the independent registered public accounting firm that has audited the financial statements included in this Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is given below.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CAMAC Energy Inc.

Houston, TX

We have audited CAMAC Energy, Inc. and its subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (United States). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CAMAC Energy Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAMAC Energy Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ RBSM LLP

New York, New York

March 15, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement or Form 10-K/A which will be filed with the SEC not later than 120 days subsequent to December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the 2012 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the 2012 Proxy Statement or Form 10-K/A , which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the 2012 Proxy Statement or Form 10-K/A ,which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the 2012 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	59
	Consolidated Balance Sheet at December 31, 2011 and 2010	60
	Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009	61
	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009	62
	Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009	63
	Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009	64
	Notes to Consolidated Financial Statements	65
(2)	Consolidated Financial Statement Schedules
	Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)
	Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
(3)	Exhibits

The following exhibits are filed with the report:

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, IMPCO and IMPCO Merger Sub (incorporated by reference to Exhibit 10.16 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

2.2	Agreement and Plan of Merger, dated July 1, 2008, by and among Pacific Asia Petroleum, Inc., Navitas Corporation and Navitas LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on July 8, 2008).

2.3	Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 12, 2007, as amended on April 20, 2007, by and among the Company, ADS and ADS Merger Sub (incorporated by reference to Exhibit 10.15 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed April 7, 2010 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 13, 2010).

3.4	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

4.3	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

4.4	Company 2009 Equity Incentive Plan (incorporated by reference to Registration Statement on Form S-8 (No. 333-175294) filed on July 1, 2011).*

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).

4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on February 12, 2010).

4.7	Form of Series C and Series D Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 3, 2010).

4.8	Registration Rights Agreement, by and between the Company and CAMAC Energy Holdings Limited, dated April 7, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 13, 2010).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on December 23, 2010).

4.10	Registration Rights Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.1	Form of Securities Purchase Agreement, dated February 10, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).

10.2	Company 2007 Stock Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

10.3	Company 2007 Stock Plan form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

10.4	Company Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.5	Company 2009 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K (No. 001-34525) filed on March 2, 2010).*

10.6	Company 2009 Equity Incentive Plan form of Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K (No. 001-34525) filed on March 2, 2010). *

10.7	Subscription Agreement, dated March 2, 2009, by and between the Company and Richard Grigg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed March 4, 2009).

10.8	Consulting Agreement dated February 28, 2007, by and between Christopher B. Sherwood and IMPCO (incorporated by reference to Exhibit 10.9 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.9	Consulting Agreement dated February 28, 2007, by and between Dr. Y.M. Shum and IMPCO (incorporated by reference to Exhibit 10.10 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.10	Executive Employment Agreement dated September 29, 2006, by and between Frank C. Ingriselli and the Company (incorporated by reference to Exhibit 10.11 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

10.11	Executive Employment Agreement dated September 29, 2006, by and between Stephen F. Groth and the Company (incorporated by reference to Exhibit 10.12 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *

10.12	Amended and Restated Employment Agreement, dated January 27, 2009, entered into by and between the Company and Richard Grigg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on February 3, 2009). *

10.13	Contract of Engagement, dated January 27, 2009, entered into by and between the Company and KKSH Holdings Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (No. 000-52770) filed on February 3, 2009). *

10.14	Employment Agreement, dated April 22, 2009, entered into by and between the Company and Jamie Tseng (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on April 28, 2009). *

10.15	Lease, dated December 1, 2006, by and between Station Plaza Associates, and IMPCO (incorporated by reference to Exhibit 10.13 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

10.16	First Amendment to Lease, effective September 10, 2008, entered into by and between the Company and Station Plaza Associates (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on September 18, 2008).

10.17	Tenancy Agreement, dated June 12, 2009, by and between Bluewater Property Management Co., Ltd. and the Company (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (No. 000-52770) filed on August 6, 2009).**

10.18	Contract for Cooperation and Joint Development, dated August 23, 2006, by and between Chifeng Zhongtong Oil and Natural Gas Co., Ltd. and Inner Mongolia Production Company (HK) Ltd. (incorporated by reference to Exhibit 10.18 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). ***

10.19	Agreement on Joint Cooperation dated May 31, 2007, by and between Sino Geophysical Co., Ltd. and the Company (incorporated by reference to Exhibit 10.20 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). ***

10.20	Production Sharing Contract for Exploitation of Coalbed Methane Resources in Zijinshan Area, Shanxi Province, The People’s Republic of China, dated October 26, 2007, by and between Pacific Asia Petroleum, Ltd. and China United Coalbed Methane Corp. Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 000-52770) filed on October 31, 2007). ***

10.21	The Articles of Association of the Chinese-foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum Co Ltd. (incorporated by reference to Exhibit 10.21 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007). **

10.22	The Contract of the Chinese-Foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum Co. Ltd., by and between Beijing Jin Run Hang Da Technology Company Ltd. and Inner Mongolia Production Company (HK) Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.22 of our Form 10-SB/A (No. 000-52770) filed on October 12, 2007). **

10.23	Amendment to the Contract of the Chinese-Foreign Equity Joint Venture Inner Mongolia Sunrise Petroleum Co. Ltd., and Promissory Note, by and between Beijing Jin Run Hang Da Technology Company Ltd. and Inner Mongolia Production Company (HK) Ltd., dated December 31, 2009 (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K (No. 001-34525) filed on March 2, 2010).

10.24	Purchase and Sale Agreement, dated November 18, 2009, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited, and Allied Energy Plc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 001-34525) filed on November 23, 2009).

10.25	Form of Securities Purchase Agreement, dated March 2, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-K filed March 3, 2010).

10.26	Agreement Novating Production Sharing Contract, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian AGIP Exploration Limited, and CAMAC Petroleum Limited, dated April 7, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 13, 2010).

10.27	The Oyo Field Agreement, by and among Allied Energy Plc, CAMAC Energy Holdings Limited and CAMAC Petroleum Limited, dated April 7, 2010 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 13, 2010).

10.28	The Right of First Refusal Agreement, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited, and Allied Energy Plc, dated April 7, 2010 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 13, 2010).

10.29	Employment Agreement, dated September 21, 2010, by and between Byron A. Dunn and the Company (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).*

10.30	Employment Offer Letter, dated September 1, 2010, by and between Abiola L. Lawal and the Company (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).*

10.31	Heads of Agreement, dated October 11,2010, by and among CAMAC Energy Inc., CAMAC Energy Holdings Limited, Allied Energy Resources Nigeria Limited, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 12, 2010).

10.32	Purchase and Continuation Agreement, dated December 10, 2010, by and among CAMAC Energy Inc., CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 13, 2010).

10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report filed on December 23, 2010).

10.34	Limited Waiver Agreement Related to Purchase and Continuation Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Petroleum Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.35	Second Agreement Novating Production Sharing Contract, dated as of February 15, 2011, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian AGIP Exploration Limited, and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 16, 2011).

10.36	Amended and Restated Oyo Field Agreement Hereby Renamed OML 120/121 Management Agreement, dated as of February 15, 2011, by and among CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, and Allied Energy Plc (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 16, 2011).

10.37	Amended and Restated Employment Agreement effective March 8, 2011, by and between Abiola L. Lawal and the Company (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed on March 11, 2011).*

10.38	Separation Agreement and General Release of Claims effective April 11, 2011 by and between Mr. Byron Dunn and the Company (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on May 3, 2011).*

10.39	Promissory Note Agreement dated June 6, 2011 by and among CAMAC Petroleum Limited and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 9, 2011).

10.40	Guaranty Agreement dated June 6, 2011 by and among CAMAC Energy Inc. and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 9, 2011).

10.41	Executive Employment Agreement dated June 6, 2011 by and between Edward G. Caminos and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2011).*

10.42	Executive Employment Agreement dated June 6, 2011 by and between Alan W. Halsey and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 6, 2011).*

10.43	Executive Employment Agreement dated September 1, 2011 by and between Nicholas J. Evanoff and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2011).*

10.44	Executive Employment Agreement dated September 1, 2011 by and between Babatunde Omidele and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2011).*

10.45	Separation Agreement and General Release of Claims effective February 14, 2012 by and between Mr. Alan W. Halsey and the Company*

10.46	Separation Agreement and General Release of Claims effective February 23, 2012 by and between Mr. Edward G. Caminos and the Company*

10.47	Executive Consulting Agreement effective March 1, 2012 by and between Earl W. McNiel and the Company*

21.1	Subsidiaries of the Company

23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Netherland, Sewell & Associates, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	English translation of executed Chinese original document included. Document provides that in the event of any inconsistencies between the Chinese and English versions of these documents, the Chinese versions shall govern.

***	Document provides that inconsistencies between the Chinese and English versions to be resolved in accordance with Chinese law.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2012

CAMAC Energy Inc.

By:	/S/ DR. KASE LUKMAN LAWAL
Dr. Kase Lukman Lawal
Chief Executive Officer (Principal Executive Officer)

By:	/S/ JEFFREY S. COURTRIGHT
Jeffrey S. Courtright
Vice President, Controller and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DR. KASE LUKMAN LAWAL	Director and Chief Executive Officer	March 15, 2012
Dr. Kase Lukman Lawal	(Principal Executive Officer)

/S/ JEFFREY S. COURTRIGHT	Vice President, Controller and Treasurer	March 15, 2012
Jeffrey S. Courtright	(Principal Financial and Accounting Officer)

/S/ WILLIAM J. CAMPBELL	Director	March 15, 2012
William J. Campbell

/S/ J KENT FRIEDMAN	Director	March 15, 2012
J. Kent Friedman

/S/ JOHN HOFMEISTER	Director	March 15, 2012
John Hofmeister

/S/ IRA WAYNE MCCONNELL	Director	March 15, 2012
Ira Wayne McConnell

/S/ HAZEL O’LEARY	Director	March 15, 2012
Hazel O’Leary

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CAMAC Energy Inc.

Houston, TX

We have audited the accompanying consolidated balance sheets of CAMAC Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAMAC Energy Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RBSM LLP

New York, New York

March 15, 2012

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$13,626	$28,918
Short-term investments	—	256
Accounts receivable	22,099	10,411
Inventories	—	72
Other current assets	1,714	2,847

Total current assets	37,439	42,504

Property, plant and equipment, net
Oil and gas properties (successful efforts method of accounting)	196,129	204,523
Property, plant and equipment, other	257	456

Total property, plant and equipment, net	196,386	204,979
Other assets	205	360

Total Assets	$234,030	$247,843

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$35,897	$63
Accrued expenses	6,922	40,791

Total current liabilities	42,819	40,854

Long-term note payable - related party	6,000	—

Total liabilities	48,819	40,854

Commitments and Contingencies

Equity
Stockholders’ equity - CAMAC Energy Inc.
Preferred stock, Authorized - 50,000,000 shares at $0.001 par value issued and outstanding - none as of December 31, 2011 and 2010	—	—
Common stock, Authorized - 300,000,000 shares at $0.001 par value issued and outstanding -155,385,563 shares as of December 31, 2011 and 153,611,792 shares as of December 31, 2010, respectively	155	154
Paid-in capital	461,157	458,523
Accumulated deficit	(275,838)	(250,925)
Accumulated other comprehensive loss	(265)	(120)

Total stockholders’equity - CAMAC Energy Inc.	185,209	207,632
Noncontrolling interests	2	(643)

Total equity	185,211	206,989

Total Liabilities and Equity	$234,030	$247,843

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Crude oil, net of royalties	$38,910	$20,448	$—
Other operating revenue	—	203	67

Total revenues	38,910	20,651	67

Costs and operating expenses
Lease operating expenses and production costs	30,882	33,957	—
Cost of sales	—	12,070	438
Exploratory expenses	3,435	1,059	1,876
Depreciation, depletion and amortization	13,530	4,218	132
Impairment of assets	—	186,235	219
General and administrative expenses	14,978	13,494	9,028

Total costs and operating expenses	62,825	251,033	11,693

Operating loss	(23,915)	(230,382)	(11,626)

Other income (expense)
Interest income	20	10	37
Interest expense	(120)	—	(1)
Other expense	—	(4)	—

Total other (expense) income	(100)	6	36
Loss before income taxes	(24,015)	(230,376)	(11,590)
Provision for income tax expense	(988)	(422)	(1)

Net loss	(25,003)	(230,798)	(11,591)
Less: Net loss attributable to noncontrolling interests	90	330	102

Net Loss attributable to CAMAC Energy Inc.	$(24,913)	$(230,468)	$(11,489)

Net loss per common share attributable to CAMAC Energy Inc.
Basic	$(0.16)	$(1.95)	$(0.28)
Diluted	$(0.16)	$(1.95)	$(0.28)

Weighted average common shares outstanding
Basic	154,556	117,926	41,647
Diluted	154,556	117,926	41,647

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2011	2010	2009

Net loss	$(25,003)	$(230,798)	$(11,591)
Other comprehensive income (loss) - net of tax:
Foreign currency adjustments	(29)	(7)	(64)
Unrealized loss on investments	(114)	(206)	(75)

Total other comprehensive loss	(143)	(213)	(139)

Comprehensive income (loss)	(25,146)	(231,011)	(11,730)
Less:
Comprehensive loss attributable to noncontrolling interests	88	332	102

Comprehensive loss attributable to CAMAC Energy Inc.	$(25,058)	$(230,679)	$(11,628)

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	No. of Shares	2011 Amount	No. of Shares	2010 Amount	No. of Shares	2009 Amount
Preferred stock
As of January 1 and December 31	—	$—	—	$—	—	$—

Common stock
As of January 1	153,612	154	43,038	43	40,062	40
Cash offerings net of transaction costs	—	—	18,466	18	—	—
Stock issued for assets and acquisitions	—	—	89,467	89	—	—
Stock issued for equity investments	—	—	—	—	970	1
Exercise of warrants and options	323	—	1,514	2	239	—
Vesting of restricted stock	611	—	814	1	738	1
Stock issued for services	840	1	313	1	1,029	1

As of December 31	155,386	155	153,612	154	43,038	43

Paid-in capital
As of January 1		458,523		26,035		21,742
Cash offerings net of transaction costs		—		54,524		—
Stock issued for assets and acquisitions		—		372,094		—
Stock issued for equity investments		—		—		552
Exercise of warrants and options		177		660		14
Vesting of restricted stock		—		(1)		(1)
Stock issued for services		706		1,096		1,052
Stock-based employee compensation		2,484		4,115		2,432
Adjustments to noncontrolling interest equity		(733)		—		244

As of December 31		461,157		458,523		26,035

Accumulated deficit
As of January 1		(250,925)		(20,457)		(8,968)
Net loss - current year		(24,913)		(230,468)		(11,489)

As of December 31		(275,838)		(250,925)		(20,457)

Other comprehensive income (loss)
Currency translation adjustment
As of January 1		161		166		230
Change during year		(31)		(5)		(64)

As of December 31		130		161		166
Unrealized gain (loss) on investments
As of January 1		(281)		(75)		—
Change during year		(114)		(206)		(75)

As of December 31		(395)		(281)		(75)

Total as of December 31		(265)		(120)		91

Total Stockholders’ Equity - CAMAC Energy Inc. as of December 31		185,209		207,632		5,712

Noncontrolling interests
As of January 1		(643)		(313)		386
Change during year		645		(330)		(699)

As of December 31		2		(643)		(313)

Total Equity as of December 31		$185,211		$206,989		$5,399

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(25,003)	$(230,798)	$(11,591)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Currency transaction gain	(31)	(8)	(56)
Stock-based compensation	2,484	4,560	3,457
Dry hole costs	2,176	705	239
Impairment of assets	—	186,235	219
Depreciation, depletion and amortization	13,530	4,218	132
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,688)	3,508	(69)
(Increase) decrease in other current assets	1,841	(1,202)	28
(Increase) decrease in inventories	72	5,530	(73)
Increase (decrease) in accounts payable	35,834	(109)	147
Increase (decrease) in accrued expenses	(33,869)	35,933	695

Net cash (used in) provided by operating activities	(14,654)	8,572	(6,872)

Cash flows from investing activities
Net sales (purchases) of available for sale securities	256	1,504	(475)
Decrease (increase) in other assets	43	(56)	899
Capital expenditures	(7,159)	(39,908)	(472)

Net cash used in investing activities	(6,860)	(38,460)	(48)

Cash flows from financing activities
Proceeds from long-term note payable - related party	31,000	—	—
Repayment of long-term note payable - related party	(25,000)	—	—
Proceeds from exercise of warrants and stock options	177	662	14
Issuance of common stock, net of issuance costs	—	54,542	—

Net cash provided by financing activities	6,177	55,204	14

Effect of exchange rate changes on cash and cash equivalents	45	—	(8)

Net (decrease) increase in cash and cash equivalents	(15,292)	25,316	(6,914)
Cash and cash equivalents at beginning of period	28,918	3,602	10,516

Cash and cash equivalents at end of period	$13,626	$28,918	$3,602

Cash paid for:
Interest	$120	$—	$1
Supplemental disclosure of non-cash investing and financing activities
Common and preferred stock issued for services and fees	$707	$1,097	$1,053
Common stock issued for stock of nonsubsidiary	$—	$—	$553
Issuance costs paid for warrants issued	$—	$749	$—
Common stock issued for net assets acquired in acquistion	$—	$372,183	$—
Decrease to long-term advances to noncontrolling interest shareholder	$—	$—	$354
Disposition of partial interest in a subsidiary	$—	$—	$244
Decrease in noncontrolling interest investment in subsidiary	$—	$—	$(597)

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — COMPANY DESCRIPTION

CAMAC Energy Inc. (the “Company” or “CAMAC”) is a publicly traded Company which engages in the exploration, development, and production of oil and gas outside the U.S., directly and through joint ventures and other ventures in which it may participate. The Company’s name was changed from Pacific Asia Petroleum, Inc. (“PAP”) to CAMAC Energy Inc. upon the acquisition of oil and gas properties located in offshore Nigeria on April 7, 2010.

The Company operates in the upstream segment of the oil and gas industry in exploration and producing activities. The Company’s corporate headquarters is located in Houston, Texas and currently the Company has interests in OML 120/121 oil and gas leases in deep water offshore Nigeria along with the rights to gas acreage under contract in China.

NOTE 2. — BASIS OF PRESENTATION AND LIQUIDITY

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

For the period from inception of the Company through March 31, 2010, the Company’s consolidated financial statements were prepared as a development stage company. In the three months ended June 30, 2010, the Company commenced the recognition of significant revenues from operating assets located in Nigeria and at that time ceased reporting as a development stage company. Prior year data was revised to the operating company reporting basis, and accordingly, comparison with previous reported amounts may not be meaningful. For year 2011, certain additional changes in presentation have been made in the consolidated financial statements, and prior periods included have been prepared with these reclasses for comparability. These include a change in accounting principle for the presentation of revenues to exclude royalty taxes, with an offsetting decrease in costs and expenses, which was adopted effective December 31, 2011.

In preparing the accompanying consolidated financial statements, we have evaluated information about subsequent events that became available to us through the date the consolidated financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the consolidated financial statements or to disclose information about those events, transactions or changes in circumstances.

Liquidity

The Company incurred a net loss attributable to CAMAC Energy Inc. of $24,913,000 for the year ended December 31, 2011 and at that date had an accumulated deficit of $275,838,000. During December 2010, and year 2011, the Company incurred $59.6 million in well workover expenses to reduce gas production from well #5 in the Oyo Field in order to improve the daily crude oil production rate from this well. (See Note 4 – Acquisitions). Of this amount, $30.7 million was charged to expense in 2010 and $28.9 million in 2011. By agreements involving Allied Energy Plc, an affiliated company, the Company will pay for the workover.

In 2011 the Company utilized a Promissory Note (see Note 8—Long Term Note Payable-Related Party) from an affiliated company in order to meet a substantial portion of the Company’s cash obligations with respect to the workover on well #5 in the Oyo Field. The costs of this work are being recovered as Cost Oil in revenues under the OML 120/121 Production Sharing Contract starting in 2011, which enabled Company to repay the initial loans under the term facility. The portion of the workover funded from the Company’s own cash will also be recovered as Cost Oil in revenues and thus will be available for future operations after such recovery occurs.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through 2012.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and activities of the Company, subsidiaries in which the Company has a controlling financial interest, and entities for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are accounted for at cost less allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of December 31, 2011 and 2010, no allowance for doubtful accounts was necessary.

Deferred Technical Services Agreement (TSA) Charges

Deferred TSA charges represent the Company’s capitalized technical services expenses for administration of our interest in the Oyo Field through the termination of the related agreement on March 31, 2011. These amounts are charged to lease operating expenses as crude oil is sold. At December 31, 2010, $393,000 was included in other current assets in the accompanying consolidated balance sheets.

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —– (Continued)

Depreciation, depletion and amortization for productive oil and gas properties are recorded on a unit-of-production basis. For other depreciable property, depreciation is recorded on a straight line basis over the estimated useful life of the assets which ranges between three to five years or the lease term. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC Topic 410 (Asset Retirement and Environmental Obligations), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. As a result of the lack of capital deployed on a historical basis, to date, the Company has not recorded any future asset retirement obligations.

Revenues

Revenues are recognized when the earnings process is complete and an exchange transaction has taken place. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges. The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectability, and the amount is not subject to refund. Crude oil revenues in Nigeria are net of sales of royalty barrels. Oil revenue is recognized using the sales method for our share of Cost Oil, Profit Oil and Tax Oil for each crude oil lifting in Nigeria.

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

Foreign Currency Translation

The functional currency of the U.S. parent company and Nigeria subsidiary is the U.S. dollar. The functional currency of China incorporated subsidiaries is the local currency (RMB). For Hong Kong incorporated subsidiaries, the functional currency is the U.S. dollar or RMB, depending on the primary activity of the subsidiary. Balance sheet translation effects are recorded directly to other comprehensive income (loss) for local functional currency companies.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2005, the Chinese government began to permit the RMB to float against the U.S. dollar. All of our costs to operate our Chinese office and operations are paid in RMB. Our exploration costs in China may be incurred under contracts denominated in RMB or U.S. dollars. The Company may be subject to foreign currency exchange limitations in China.

Stock-Based Compensation

The Company recognizes all stock-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on their grant-date fair values in accordance with ASC Topic 718-10 (Stock Compensation). The Company values its stock options awarded using the Black-Scholes option pricing model, and the restricted stock is valued at the grant date closing market price. Compensation expense for stock options and restricted stock is recorded over the vesting period on a straight line basis. Stock-based compensation paid to non-employees in vested stock is valued at the fair value at the applicable measurement date and charged to expense as services are rendered.

Net Earnings (Loss) Per Common Share

The Company computes earnings or loss per share under ASC Topic 260 (Earnings per Share). Net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock and applicable dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options, unvested restricted stock, and warrants (calculated using the treasury stock method). Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase earnings per share or decrease net loss per share) are excluded from diluted earnings (loss) per share.

New Accounting Pronouncements Not Yet Adopted

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet. The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset. The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded. For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts. The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented. At December 31, 2011 the Company did not have any transactions of the types subject to this ASU.

In May 2011, the FASB issued ASU 2011-04, which generally aligns the principles for fair value measurements (“ASC 820”) and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4. — ACQUISITIONS

Acquisition of Oyo Field Production Sharing Contract Interest

On April 7, 2010, the Company consummated the acquisition of interests held by CAMAC Energy Holdings Limited (CEHL) and certain of its affiliates (collectively “CEHL Group”) in a Production Sharing Contract (the “OML 120/121 PSC”) with respect to an oilfield asset known as the Oyo Field located offshore Nigeria (the “Oyo Contract Rights”). The OML 120/121 PSC governing the Oyo Field is by and among Allied Energy Plc. (“Allied”), an affiliate of CEHL, CAMAC International (Nigeria) Limited (“CINL”), an affiliate of CEHL, and Nigerian Agip Exploration Limited (“NAE”). The Oyo Field was under development until oil production commenced in December 2009.

As consideration for the Oyo Contract Rights, the Company paid CAMAC Energy Holdings Limited $32 million in cash consideration (the “Cash Consideration”) and issued to CAMAC Energy Holdings Limited 89,467,120 shares of Company Common Stock, par value $0.001, representing approximately 62.74% of the Company’s issued and outstanding Common Stock at closing (the

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Consideration Shares”). In addition, if certain issued and outstanding warrants and options exercisable for an aggregate of 7,991,948 shares of Company Common Stock were exercised following the closing, the Company was obligated to issue up to an additional 13,457,188 Consideration Shares to CAMAC Energy Holdings Limited to maintain CAMAC Energy Holdings Limited’s approximately 62.74% interest in the Company. As additional Cash Consideration, the Company agreed to pay CAMAC Energy Holdings Limited $6.84 million on the earlier of sufficient receipt of oil proceeds from the Oyo Field or six months from the closing date. This amount was paid in July 2010. At December 31, 2011, due to warrant and option expirations and cancelations, the maximum additional Consideration Shares obligation had been reduced to 6,811,446 shares of which 188,591 related to exercised warrants. The Company is unable to estimate the number of the remaining warrants which may ultimately be exercised. In connection with the closing on April 7, 2010, the Company, CEHL and certain of their respective affiliates entered into a number of ancillary documents to consummate the transaction.

As a result of this transaction, CEHL is now a related party. As a result of its controlling interest in the Company, CEHL has the ability to approve any matter submitted to the Company’s stockholders where a simple majority vote is required to obtain stockholder approval, whether such action is sought through a special or annual meeting or through written consent. Additionally, CEHL currently owns and controls enough shares to elect the Company’s directors at annual meetings.

Upon closing of the transaction, the Company changed its name to CAMAC Energy Inc., but continues as a publicly-traded entity, separate from CEHL.

The original purchase cost for the acquisition of CEHL Group’s interests in the OML 120/121 PSC with respect to the Oyo Field was allocated as shown in the table below. The measurement date was the closing date, April 7, 2010. The fair value of the consideration paid was not fixed and determinable prior to closing. The transaction has been accounted for as an acquisition of an asset and does not represent the acquisition of a business. The allocation of the acquisition as of the closing date April 7, 2010 was as follows:

(In thousands)
Accounts receivable	$13,880
Inventories	11,619
Property cost of PSC interest	393,648
Current liabilities	(7,771)

Purchase price	$411,376

As disclosed above, one of the assets acquired as part of the Oyo Field interest was crude oil inventory which was recorded at fair value at the acquisition date. The sale of this acquired inventory and the related cost of sales are included in the three months ended June 30, 2010 revenues and cost of sales in the amounts of $11,827,000 and $11,715,000, respectively.

See Note 6 – Impairment of Assets, regarding the recording of an impairment loss on the property cost portion of this acquisition as of September 30, 2010.

OML 120/121 Transaction

On December 13, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL Group’s interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). In April 2010 the Company had acquired from CEHL Group the Oyo Contract Rights in the OML 120/121 PSC. The OML120/121 Transaction closed on February 15, 2011 under the terms of the Purchase Agreement.

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CAMAC retaining all consideration paid by the Company to date. As of December 31, 2011, none of the above noted milestones were reached.

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

NOTE 5. — REGISTERED DIRECT OFFERINGS OF SECURITIES

In year 2010, the Company completed three registered direct offerings for combined sales of Company Common Stock and warrants, under which the following securities were issued:

February 16, 2010:

•	5,000,000 shares of Common Stock at $4.00 per share – aggregate proceeds of $20 million

•	Warrants to purchase 2,000,000 shares of Common Stock at $4.50 per share, expiring August 2013

•	Warrants to purchase 2,000,000 shares of Common Stock at $4.00 per share, which expired November 2010

•	Placement agent warrants to purchase 150,000 shares of Common Stock at $5.00 per share, expiring February 2015

March 5, 2010:

•	4,146,922 shares of Common Stock at $4.22 per share – aggregate proceeds of $17.5 million

•	Warrants to purchase 1,658,770 shares of Common Stock at $4.50 per share, expiring September 2013

•	Warrants to purchase 1,658,770 shares of Common Stock at $4.12 per share, which expired December 2010

•	Placement agent warrants to purchase 124,408 shares of Common Stock at $5.275 per share, expiring February 2015

December 28, 2010:

•	9,319,102 shares of Common Stock at $2.20 per share – aggregate proceeds of $20.5 million

•	Warrants to purchase 4,659,551 shares of Common Stock at $2.20 per share, increasing to $2.62 per share 31 days after the closing, expiring December 2015

•	Placement agent warrants to purchase 279,573 shares of Common Stock at $2.75 per share, expiring February 2015

The exercise prices for all of the above warrants are subject to customary adjustments as included in each respective warrant agreement.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net proceeds from the February and March offerings have been used by the Company for working capital purposes, and to fund the Company’s acquisition from CEHL Group of the Oyo Contract Rights in April 2010. Net proceeds from the December offering were used to fund a portion of the cost of the workover work on well #5 in the Oyo Field and for working capital purposes.

NOTE 6. — IMPAIRMENT OF ASSETS

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7. — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Oil and gas Properties:
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	15,233	1,917

Proved oil and gas properties, net	190,979	204,295
Unproved oil and gas properties	5,150	228

Oil and gas Properties, net	196,129	204,523

Property, plant and equipment, other	779	845
Less: Accumulated depreciation	522	389

Property, plant and equipment, other, net	257	456

Total property, plant and equipment	$196,386	$204,979

NOTE 8. — LONG TERM NOTE PAYABLE — RELATED PARTY

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. The initial loan outstanding of $25.0 million was repaid on August 23, 2011. CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013. In late 2011, CPL re-borrowed $6 million which was outstanding as of December 31, 2011. The carrying amount of long-term debt approximates fair value because the interest rate is variable and reflective of current market rates. At December 31, 2011, the Company had the ability to borrow $19,000,000 under the $25,000,000 Promissory Note.

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

NOTE 9. — OPERATING SEGMENT DATA

The Company manages its operations on a geographical basis. The Company’s two operating segments are Africa and Asia. Our segments derive revenues from the sale of oil and gas products. The Company has no intersegment revenues and is not dependent on a single significant customer for a substantial portion of its revenues.

Segment performance is measured on an after-tax operating basis. Corporate income and expense items for interest income and expense, corporate administrative costs, stock-related compensation and noncontrolling interests are not allocated to segments. Assets assigned to the two reportable segments exclude intercompany receivables and payables, intercompany investments, cash and cash equivalents, short-term investments and marketable securities.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues
Africa	$38,910	$20,448	$—
Asia	—	203	67

Total revenues	$38,910	$20,651	$67

Net Loss attributable to CAMAC Energy Inc.
Africa	$(7,870)	$(215,921)	$—
Asia	(4,239)	(3,068)	(4,560)
Corporate	(12,804)	(11,479)	(6,929)

Net Loss attributable to CAMAC Energy Inc.	$(24,913)	$(230,468)	$(11,489)

Impairment
Africa	$—	$186,235	$—
Asia	—	—	219

Total impairment	$—	$186,235	$219

Depreciation, Depletion and Amortization
Africa	$13,315	$4,007	$—
Asia	53	100	70
Corporate	162	111	62

Total depreciation, depletion and amortization	$13,530	$4,218	$132

Income Tax Expense
Africa	$988	$423	$—
Asia	—	(1)	—
Corporate	—	—	1

Total income tax expense	$988	$422	$1

Capital Expenditures
Africa	$5,000	$394,537	$—
Asia	2,113	795	386
Corporate	46	351	86

Total capital expenditures	$7,159	$395,683	$472

Assets
Africa	$218,702	$216,721	$—
Asia	272	408	582
Corporate - U.S.	15,056	30,714	6,854

Total assets	$234,030	$247,843	$7,436

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10. — INCOME TAXES

The provision for income taxes was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current
Outside U.S.	$988	$422	$—
State	—	—	1

Total provision for income taxes	$988	$422	$1

The Company’s subsidiaries outside the United States did not have any undistributed net earnings at December 31, 2011, due to accumulated net losses.

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss attributable to CAMAC Energy Inc.before income tax expense	$(23,925)	$(230,046)	$(11,488)
Expected income tax provision at statutory rate of 35%	$(8,374)	$(80,516)	$(4,021)
Increase (decrease) due to:
Foreign-incorporated subsidiaries	4,744	11,624	1,585
Impairment permanent difference	—	65,182	—
Net losses not realizable currently for U.S. tax purposes	4,618	4,132	2,436
State income tax	—	—	1

Total income tax expense	$988	$422	$1

The Company records zero net deferred income tax assets and liabilities on the balance sheet on the basis that its overall net deferred income tax asset position is offset by a valuation allowance due to its net losses since inception for both book basis and tax basis and other considerations.

Deferred income tax assets by category are as follows:

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Tax basis operating loss carryovers	$16,898	$11,730	$5,172
Well workover	10,737	15,943	—
Other	106	554	386

	27,741	28,227	5,558
Valuation allowance	(27,741)	(28,227)	(5,558)

Net deferred income tax assets	$—	$—	$—

The Company’s total tax basis loss carryovers at December 31, 2011 were $50,121,000. Of this amount, $9,111,000 has no expiration date. The remainder expires from 2012 to 2031. Due to the significant change in ownership in 2010, the Company’s future use of its U.S. operating losses may be limited.

Tax years ended December 31, 2007 through 2011 remain open to examination under the applicable statute of limitations in the U.S. and state tax jurisdiction in which the Company files income tax returns.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year 2011 in the accompanying consolidated statements of operations, total net losses attributable to CAMAC Energy Inc. stockholders and the Africa segment include a net charge of $508,000 to income tax expense representing adjustments between the original book basis income tax provision and the Company’s allocated share of the year 2010 Nigeria Petroleum Profits Tax return filed for the OML 120/121 PSC in September 2011. The adjustments recorded were based upon changes deemed more likely than not to be sustained. The Company also has unrecognized tax benefits of $2,435,000 related to the 2010 Nigeria Petroleum Profits Tax return for which the future realization is uncertain at present; accordingly, the tax benefit has been fully offset by a valuation allowance. Further, as part of the above adjustments, the Company has recorded approximately $624,000 in other current assets for excess 2010 Nigeria Petroleum Profits Tax paid into the escrow account of the OML 120/121 PSC.

In 2011, the Company did not record any tax expense from Nigeria Petroleum Profits Tax pertaining to 2011 operations, due to reduced production levels and the use of certain tax credits.

NOTE 11. — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Accrued contracting and development fees	$1,963	$32,329
Accrued royalties	3,160	5,933
Accrued contingent consideration	890	890
Accrued payroll and benefits	494	606
Other	415	1,033

	$6,922	$40,791

NOTE 12. — STOCK BASED COMPENSATION

Stock Options

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units to result in issuance of a maximum aggregate of 12,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors. In 2011, the Company granted a total of 5,186,642 stock options with vesting periods from 6 months to 36 months.

A summary of stock option activity for the year ended December 31, 2011, is presented below.

	Shares Underlying Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock Options
Outstanding at January 1, 2011	2,785,171	$3.34	5.1
Granted	5,186,642	$1.29	4.4
Exercised	(294,339)	$0.64
Forfeited	(2,180,782)	$3.75

Outstanding as of December 31, 2011	5,496,692	$1.38	4.6

Expected to vest	5,496,692	$1.38	4.6
Exercisable at December 31, 2011	1,614,317	$2.01	4.9

The total intrinsic values of options at December 31, 2011 were $358,000 for options outstanding and $15,000 for options that were exercisable at that date. The total intrinsic values realized by recipients on options exercised were $242,000 in 2011, $3,882,000 in 2010, and $118,000 in 2009.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded compensation expense relative to stock options in 2011, 2010, and 2009 of $1,288,000, $1,666,000, and $584,000 respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the weighted-average amounts for the assumptions used in the model for options awarded in each year under equity incentive plans.

	2011	2010	2009

Expected price volatility	103.7%	113.7%	77.5%
Risk free interest rate (U.S. treasury bonds)	0.8%	0.8%	1.4%
Expected annual dividend yield	—	—	—
Expected option term (years)	3.1	3.6	3.2
Grant date fair value per share	$0.84	$2.36	$2.05

Restricted Stock Awards (“RSA”)

In addition to stock options, our 2009 Plan allows for the grant of restricted stock awards, or RSA. We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

A summary of restricted stock activity for the year ended December 31, 2011, is presented below.

	Shares	Weighted-Average Grant Date Fair Value
Restricted Stock
Nonvested at January 1, 2011	557,700	$3.02
Granted	1,212,208	$1.20
Vested	(610,741)	$2.71
Forfeited	(70,540)	$2.96

Nonvested as of December 31, 2011	1,088,627	$1.13

The Company recorded compensation expense relative to RSA’s in 2011, 2010 and 2009 of $1,196,000, $2,449,000 and $1,848,000, respectively.

The total grant date fair value of RSA shares that vested during 2011 was approximately $1,653,000. As of December 31, 2011, there was approximately $727,000 of total unrecognized compensation cost related to nonvested RSAs, with $610,000, and $117,000 to be recognized during the years ended December 31, 2012 and 2013, respectively.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. — EARNINGS OR LOSS PER COMMON SHARE

Basic earnings or loss per common share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for years ended December 31, 2011, 2010, and 2009 respectively, were as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Basic	154,556	117,926	41,647
Diluted	154,556	117,926	41,647

The number of stock options, warrants issued in stock offerings and nonvested restricted stock excluded from dilutive shares outstanding in the above periods, as these potentially dilutive securities are anti-dilutive because the Company was in a loss position, were as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Stock options	98	1,015	1,411
Warrants issued in stock offerings	6	826	747
Nonvested restricted stock awards	65	394	695

NOTE 14. — DEFINED CONTRIBUTION PLAN

In 2007 the Company adopted a defined contribution 401(k) Plan (“Plan”) for its U.S. employees. The Plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. The Plan includes the option for employee contributions to be made from either pre-tax or after-tax basis income as elected by the employee. Company contributions are immediately vested to the employee. Under the Plan, the Company’s cash contributions, including third party administration fees, were $121,000, $95,000 and $75,322 in 2011, 2010 and 2009, respectively.

NOTE 15. — PATENT APPLICATION RIGHTS

On November 27, 2009, the State Intellectual Property Office of the PRC in China recognized Dong Fang as the official owner of the six LXD Patent Application Rights (the “Rights”), covering enhanced oil recovery technologies developed by LXD (the “EORP Technologies”). LXD contributed the Rights in satisfaction of his 24.5% share of Dong Fang’s registered capital of RMB 30,000,000. The fair value of the Rights was verified by a certified Chinese valuation firm. Dong Fang used the Rights through December 31, 2010 to utilize the EORP Technologies in both service and sale scenarios.

Under interpretation SAB No. 48 issued by the Staff of the U.S. Securities and Exchange Commission, the Company in this case was not permitted to record a capitalized asset value on the Rights for U.S. reporting.

In June 2011, the Company under a settlement agreement agreed to transfer and assign all EORP related patent application rights to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang. See Note 19 – Related Party Transactions.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16. — FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts of the Company’s financial instruments for cash equivalents, short-term and long-term investments, accounts receivable, deposits, advances, accounts payable, and accrued expenses and debt, approximate fair value at December 31, 2011 and 2010. The carrying amount for the investment in nonsubsidiary is fair value from a market price. The recorded amounts for fair value of the Company’s securities, is presented below.

	As of December 31,
	2011	2010
	(In thousands)
Available for sale:
Short-term investments	$—	$256
Investment in nonsubsidiary	$158	$272

Held to maturity:
Long-term advances	$34	$34
Long-term debt	$6,000	$—

Concentration of Credit Risk

The Company is exposed to concentration of credit risk with respect to cash, cash equivalents, short-term investments, and noncurrent investments and advances. At December 31, 2011, 54% ($7.4 million) of the Company’s total cash and cash equivalents was on deposit in two bank accounts at Guaranty Trust Bank in Nigeria.

NOTE 17. — FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measurement fair value.

Fair value measurements are classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

Investments in nonsubsidiaries and Long-term advances are accounted for in other assets on the consolidated balance sheet. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the immediate or short-term maturity. The carrying amount of long-term debt approximates fair value because the interest rate is variable and reflective of current market rates.

Assets measured at fair value on a recurring basis – as of December 31:

	2011	Level 1	2010	Level 1
		(In thousands)
Short-term investments	$—	$—	$256	$256
Investment in nonsubsidiary	158	158	272	272

Total	$158	$158	$528	$528

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a nonrecurring basis – as of December 31:

	00000000	00000000	00000000
	2011	Level 3	Loss Recorded
	(In thousands)
Property, plant and equipment, net	$190,979	$190,979	$—
Long-term advances	$36	$36	$—

	00000000	00000000	00000000
	2010	Level 3	Loss Recorded
	(In thousands)
Property, plant and equipment, net	$204,979	$204,979	$(186,235)
Long-term advances	$34	$34	$—

NOTE 18. — COMMITMENTS AND CONTINGENCIES

Lease Commitments

We rent office space under non-cancelable operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $544,000, $238,000 and $233,000, respectively. At December 31, 2011, future rental commitments for operating leases were a total of $420,000 as follows: 2012 – $310,000 and 2013 – $110,000.

Workover Commitment

As of December 31, 2011, the Company had an unpaid workover commitment for rig rental and other costs related to Oyo Field well #5 of approximately $20.6 million.

Contingencies

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. An arbitrator has been chosen and the hearing is scheduled for September 2012. The Company believes the claims are without merit and intends to vigorously defend itself against such claims. See Note 19. – Related Party Transactions, for additional details regarding Mr. Lawal’s separation from employment.

As filed on Form 8-K on February 3, 2012, the Company has been informed by its independent registered public accounting firm, RBSM LLP (“RBSM”), that the Public Company Accounting Oversight Board (“PCAOB”), in the course of conducting its scheduled triennial inspection of RBSM, reviewed the audit that RBSM performed relating to the Company’s financial statements as of and for the year ended December 31, 2010. RBSM has also informed the Company that in connection with this inspection, the PCAOB issued a comment to RBSM regarding the Company’s accounting treatment for its acquisition of certain rights in the OML 120/121 PSC (see Note 4) from the CEHL Group in April 2010 (the “Acquisition”). The Company accounted for and reported the Acquisition as an asset acquisition with the Company’s predecessor, PAP, which was the legal acquirer, also being identified as the accounting acquirer for financial reporting purposes. The PCAOB’s comment called into question whether the Acquisition should have instead been accounted for as a reverse acquisition whereby PAP was the accounting acquiree. The Company has been informed that the process for final resolution by the PCAOB would take an indeterminate amount of time.

In order to expedite final determination of this matter, shortly after filing the Form 8-K on February 3, 2012, the Company requested concurrence on its accounting treatment from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) as soon as practicable by submitting the relevant facts and circumstances for review. While discussions with the SEC are continuing, as of March 15, 2012, a final determination on this matter has not been made.

Upon receipt of the guidance from the SEC concerning the accounting and related financial reporting, the Company will, if necessary, revise its relevant financial statements and amend its annual report on Form 10-K for the year ended December 31, 2010, and any subsequent reports filed with the SEC. The ultimate outcome and impact from the final determination on this matter if any on the Company’s reported financial statements as of and for the year ended December 31, 2011 or prior periods cannot be determined at this time. Although there can be no assurance that the outcome of the final determination will not have a material effect on such financial statements, the Company believes there would be no effect on historically reported or future reported revenues or cash flows.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of December 31, 2011 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

NOTE 19. — RELATED PARTY TRANSACTIONS

Agreements with Related Parties

Employment Agreement and Consulting Agreement with Frank C. Ingriselli (Retired 2010)

The Company and Frank C. Ingriselli, its former President, Chief Executive Officer and member of the Board of Directors, were parties to an employment agreement (the “Ingriselli Agreement”) through the date of Mr. Ingriselli’s voluntary retirement effective August 1, 2010. The Ingriselli Agreement contained, among other things, severance payment provisions that required the Company to continue Mr. Ingriselli’s salary for 36 months and his benefits for 36 months if employment was terminated without “cause,” as such term is defined in the Ingriselli Agreement, and to make a lump sum payment equal to 48 months’ salary and continue benefits for 48 months if terminated within 12 months of a “change in control,” as such term is defined in the Ingriselli Agreement. Pursuant to this agreement, Mr. Ingriselli’s annual base salary was $350,000, and he was entitled to an annual bonus of between 20% and 40% of his base salary, as determined by the Company’s Board of Directors, based on his performance, the Company’s achievement of

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company. Under the agreement, Mr. Ingriselli was eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. Mr. Ingriselli voluntarily retired from his employment and all positions with the Company effective August 1, 2010, and in connection with Mr. Ingriselli’s retirement, the Company and Mr. Ingriselli entered into a separately negotiated Separation and Mutual Release Agreement pursuant to which Mr. Ingriselli provided a general release of all claims against the Company in exchange for the Company’s release of all claims against Mr. Ingriselli, the release by the Company of repurchase rights with respect to an aggregate of 60,000 shares of unvested restricted Company Common Stock held by Mr. Ingriselli, the acceleration of vesting with respect to options to purchase an aggregate of 154,666 shares of the Company’s Common Stock held by Mr. Ingriselli, and a lump sum payment of $169,167 to Mr. Ingriselli.

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

Employment Agreement with Stephen F. Groth (Retired 2010)

The Company and Stephen F. Groth, its former Chief Financial Officer, were parties to an employment agreement (the “Groth Agreement”) through the date of Mr. Groth’s voluntary retirement on May 17, 2010. The Groth Agreement contained, among other things, severance payment provisions that required the Company to continue Mr. Groth’s salary for 36 months and his benefits for 24 months if employment was terminated without “cause,” as such term is defined in the Groth Agreement, and to make a lump sum payment equal to 48 months’ salary and continue benefits for 36 months if terminated within 12 months of a “change in control,” as such term is defined in the Groth Agreement. Pursuant to this agreement, Mr. Groth’s annual base salary was $150,000 (changed to $165,000 effective January 1, 2008), and he was entitled to an annual bonus of between 20% and 30% of his base salary, as determined by the Company’s Board of Directors based on his performance, the Company’s achievement of financial performance and other objectives established by the Board of Directors each year, provided, however, that annual bonus may be less as approved by the Board of Directors based on his performance and the performance of the Company. Under the agreement, Mr. Groth was eligible for long-term incentive compensation, such as additional options to purchase shares of the Company’s capital stock, on such terms as established by the Board of Directors. Mr. Groth voluntarily retired from his employment with the Company effective May 17, 2010, and in connection with Mr. Groth’s retirement, the Company and Mr. Groth entered into a separately negotiated Separation and Mutual Release Agreement pursuant to which Mr. Groth provided a general release of all claims against the Company in exchange for the Company’s release of all claims against Mr. Groth, the release by the Company of repurchase rights with respect to an aggregate of 64,261 shares of unvested restricted Company Common Stock held by Mr. Groth, the acceleration of vesting with respect to options to purchase an aggregate of 92,332 shares of the Company’s Common Stock held by Mr. Groth, and a lump sum payment of $40,000 to Mr. Groth.

Employment Agreement with Richard Grigg (Retired 2011)

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Employment Agreement with Jamie Tseng (Retired 2010)

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

Employment Agreement and Separation and Release Agreement with Byron A. Dunn (Resigned 2011)

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 11, 2011, in connection with Mr. Dunn’s resignation, the Company agreed to provide Mr. Dunn with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Dunn and the Company: (i) the Company agreed to pay Mr. Dunn $400,000 in cash upon the expiration of seven days following the effective date (which amount was paid on April 19, 2011), and $200,000 in cash ninety days following the effective date of the severance agreement; (ii) monthly reimbursement of Mr. Dunn’s and his eligible dependents’ benefits under the Company’s group health and dental plan for up to eighteen months following the effective date of the severance agreement; and (iii) upon the expiration of seven days following the effective date of the severance agreement, 250,000 shares of restricted stock issued to Mr. Dunn under the Company’s 2009 Equity Incentive Plan shall become fully vested (which became fully vested on April 19, 2011). In addition, the Company and Mr. Dunn agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation Agreement and General Release of Claims extinguished all rights, if any, which Mr. Dunn had, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Dunn Employment Agreement.

Secondment Agreement for Abiola L. Lawal

Abiola L. Lawal, the Company’s Executive Vice President and Chief Financial Officer effective August 1, 2010, was under contract in that capacity from May 17, 2010 to September 1, 2010 pursuant to a secondment agreement from CAMAC International Corporation (“CIC”), Mr. Lawal’s employer (the “Secondment”). During that time Mr. Lawal remained an employee of CIC, which contracted his services to the Company pursuant to the Secondment on a month-to-month basis to serve the Company on a full-time basis, reporting directly to the Company’s Chief Executive Officer. During the term of the Secondment, the Company paid directly to CIC on a monthly basis the pro rata portion of Mr. Lawal’s then-currently existing $315,000 salary, CIC’s cost of providing employee benefits to Mr. Lawal, the pro rata portion of any cash bonus paid to Mr. Lawal and approved by the Company’s Board of Directors or Compensation Committee, CIC’s share of any employment-related taxes and fees with respect to Mr. Lawal’s employment, and any expenses incurred by CIC at the request of the Company, or otherwise required of CIC in connection with the Secondment.

The Company’s Chairman and Director, Dr. Kase Lawal, is also a minority shareholder and director of CIC, as well as an indirect shareholder and control person of CEHL. In addition to being a shareholder of CIC, Dr. Kase Lawal is the Chairman and CEO of that company, and is also a director of CAMAC International Ltd. (“CIL”) and CEHL. Mr. Abiola Lawal and Dr. Kase Lawal have no familial relationship. CIC represents the interests of CEHL and other entities affiliated with CIL (collectively, “CAMAC Entities”), providing technical, administrative, and other assistance to the CAMAC Entities in the United States and overseas. Although some of the shareholders of CIC, including Dr. Kase Lawal, also own shares of the CAMAC Entities, the majority ownership of CIC and CIL are different. During the term of Mr. Abiola Lawal’s service to the Company pursuant to the Secondment, which ended September 1, 2010, he no longer served as an executive officer of CIC or any party related to CIC or any of the CAMAC Entities.

Employment Agreements with and Separation of Abiola L. Lawal

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Effective June 6, 2011, Abiola L. Lawal (no relation to Dr. Kase Lawal) was terminated from employment with the Company as Executive Vice President and Chief Financial Officer, due to Mr. Lawal’s unwillingness to accept a reassignment to the senior executive position of Senior Vice President, Strategy and New Ventures, which was offered by the Company to Mr. Lawal. On July 6, 2011, the Company paid to Mr. Lawal all severance amounts due under the Amended and Restated Employment Agreement that was entered into on March 8, 2011, including (i) $630,000 representing twenty-four (24) months of Mr. Lawal’s base salary, (ii) $315,000 representing Mr. Lawal’s target bonus for 2011, (iii) $29,400 representing required 401(k) contributions, and (iv) acceleration of vesting of all outstanding stock options and restricted stock held by Mr. Lawal. The Company also confirmed that it would provide up to $20,000 in outplacement services and continued insurance coverage for Mr. Lawal as required by that contract. Also refer to Note 18, Commitments and Contingencies.

Employment Agreement and Separation and Release Agreement with Alan W. Halsey

Effective June 6, 2011 the Company and Mr. Halsey entered into an Employment Offer Letter (the “Halsey Employment Agreement”) pursuant to which Mr. Halsey became a full-time employee of the Company as Senior Vice President, Exploration and Production. Pursuant to the Halsey Employment Agreement, Mr. Halsey received an annual base salary of $290,000. Additionally, Mr. Halsey received (i) a one-time stock option award of 1 million shares of the Company’s common stock vesting in 1/3 annual installments on the anniversary date of hire, subject in each case to Mr. Halsey’s continued service on such anniversary date, commencing with the first 333,333 shares vesting on the first year anniversary of hire and the final 333,334 shares vesting on the third anniversary of date of hire, (ii) a one-time award of 175,000 shares of restricted shares of the Company’s common stock pursuant to a Restricted Stock Award Agreement., and (iii) a one-time relocation allowance of $12,500. The restricted stock award was to vest 50% on the one year anniversary of the date of hire, and the remainder was to vest on the two year anniversary of the date of hire, subject in both cases to continued service of Mr. Halsey on such anniversary date. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Halsey was also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors. In addition, if the Company terminated Mr. Halsey’s employment without Cause (as defined in the Halsey Employment Agreement), (i) the Company must pay to Mr. Halsey an amount equal to the base salary plus target annual bonus as determined by the Board of Directors for the year of termination, (ii) any outstanding restricted stock and stock options shall have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company shall reimburse Mr. Halsey for up to 12 months for the excess, if any, of his cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Mr. Halsey would have paid for such coverage had Mr. Halsey remained an employee of the Company.

On February 14, 2012 in connection with Mr. Halsey’s resignation effective February 29, 2012, the Company agreed to provide Mr. Halsey with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Halsey and the Company: (i) the Company agreed to pay Mr. Halsey a severance amount total of $72,500 in cash, in three equal installments on March 30, 2012, April 30, 2012 and May 31, 2012 subject to the execution and non-revocation by Mr. Halsey of the Supplementary Release; and (ii) the Company agreed to pay Mr. Halsey a bonus for year 2011 of $84,583. In addition, the Company and Mr. Halsey agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation Agreement and General Release of Claims extinguished all rights, if any, which Mr. Halsey had, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Halsey Employment Agreement.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employment Agreement and Separation and Release Agreement with Edward G. Caminos

Effective July 1, 2011 the Company and Mr. Caminos entered into an Employment Offer Letter (the “Caminos Employment Agreement”) pursuant to which Mr. Caminos became a full-time employee of the Company as Senior Vice President and Chief Financial Officer. Pursuant to the Caminos Employment Agreement, Mr. Caminos received an annual base salary of $290,000. Additionally, Mr. Caminos received (i) a one-time stock option award of 1 million shares of the Company’s common stock vesting in 1/3 annual installments on the anniversary date of hire, subject in each case to Mr. Caminos’ continued service on such anniversary date, commencing with the first 333,333 shares vesting on the first year anniversary of hire and the final 333,334 shares vesting on the third anniversary of date of hire, and (ii) a one-time award of 200,000 shares of restricted shares of the Company’s common stock pursuant to a Restricted Stock Award Agreement. The restricted stock award would vest 50% on the one year anniversary of the date of hire, and the remainder would vest on the two year anniversary of the date of hire, subject in both cases to continued service of Mr. Caminos on such anniversary date. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Caminos was also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors. In addition, if the Company terminated Mr. Caminos’ employment without Cause (as defined in the Caminos Employment Agreement), (i) the Company must pay to Mr. Caminos an amount equal to the base salary plus target annual bonus as determined by the Board of Directors for the year of termination, (ii) any outstanding restricted stock and stock options shall have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company shall reimburse Mr. Caminos for up to 12 months for the excess, if any, of his cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Mr. Caminos would have paid for such coverage had Mr. Caminos remained an employee of the Company.

On February 23, 2012 in connection with Mr. Caminos’ resignation effective March 1, 2012, the Company agreed to provide Mr. Caminos with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Caminos and the Company: (i) the Company agreed to pay Mr. Caminos a severance amount total of $96,667 in cash, in four equal installments on March 30, 2012, April 30, 2012, May 31, 2012 and June 30, 2012 subject to the execution and non-revocation by Mr. Caminos of the Supplementary Release; (ii) the Company agreed to pay Mr. Caminos a bonus for the year 2011 of $72,500; and (iii) monthly reimbursement of Mr. Caminos’ and his eligible dependents’ benefits under the Company’s group health and dental plan for up to four months following his resignation date. In addition, the Company and Mr. Caminos agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.

The Separation Agreement and General Release of Claims extinguished all rights, if any, which Mr. Caminos had, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Caminos Employment Agreement.

Employment Agreement with Nicholas J. Evanoff

Effective September 7, 2011 the Company and Mr. Evanoff entered into an Employment Offer Letter (the “Evanoff Employment Agreement”) pursuant to which Mr. Evanoff became a full-time employee of the Company as Senior Vice President, General Counsel and Secretary. Pursuant to the Evanoff Employment Agreement, Mr. Evanoff receives an annual base salary of $280,000. Additionally Mr. Evanoff received (i) a one-time stock option award of 800,000 shares of the Company’s common stock vesting in 1/3 annual installments on the anniversary date of hire, subject in each case to Mr. Evanoff’s continued service on such anniversary date, commencing with the first 267,667 shares vesting on the first year anniversary of hire and the final 266,666 shares vesting on the third anniversary of date of hire, (ii) a one-time award of 175,000 shares of restricted shares of the Company’s common stock pursuant to a Restricted Stock Award Agreement. The restricted stock award will vest 50% on the one year anniversary of the date of hire, and the remainder will vest on the two year anniversary of the date of hire, subject in both cases to continued service of Mr. Evanoff on such anniversary date. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Evanoff is also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors. In addition, if the Company terminates Mr. Evanoff’s employment without Cause (as defined in the Evanoff Employment Agreement), (i) the Company must pay to Mr. Evanoff an amount equal to the base salary plus target annual bonus as determined by the Board of Directors for the year of termination, (ii) any outstanding restricted stock and stock options shall have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company shall reimburse Mr. Evanoff for up to 12 months for the excess, if any, of his cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Mr. Evanoff would have paid for such coverage had Mr. Evanoff remained an employee of the Company.

Employment Agreement with Babatunde Omidele

Effective September 1, 2011 the Company and Mr. Omidele entered into an Employment Offer Letter (the “Omidele Employment Agreement”) pursuant to which Mr. Omidele became a full-time employee of the Company as Senior Vice President, Business Development & New Ventures. Pursuant to the Omidele Employment Agreement, Mr. Omidele receives an annual base salary of $280,000. Additionally Mr. Omidele received (i) a one-time stock option award of 800,000 shares of the Company’s common stock vesting in 1/3 annual installments on the anniversary date of hire, subject in each case to Mr. Omidele’s continued service on such anniversary date, commencing with the first 267,667 shares vesting on the first year anniversary of hire and the final 266,666 shares vesting on the third anniversary of date of hire, (ii) a one-time award of 175,000 shares of restricted shares of the Company’s common stock pursuant to a Restricted Stock Award Agreement. The restricted stock award will vest 50% on the one year anniversary of the date of hire, and the remainder will vest on the two year anniversary of the date of hire, subject in both cases to continued service of Mr. Omidele on such anniversary date. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Omidele is also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors. In addition, if the Company terminates Mr. Omidele’s employment without Cause (as defined in the Omidele Employment Agreement), (i) the Company must pay to Mr. Omidele an amount equal to the base salary plus target annual bonus as determined by the Board of Directors for the year of termination, (ii) any outstanding restricted stock and stock options shall have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company shall reimburse Mr. Omidele for up to 12 months for the excess, if any, of his cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Mr. Omidele would have paid for such coverage had Mr. Omidele remained an employee of the Company.

Merger-Related Transactions

Immediately prior to the Mergers of May 7, 2007, ADS issued to its placement agents 1,860,001 warrants to purchase Class B membership units of ADS. Included were (i) warrants to purchase 3,825 Class B membership units of ADS issued to Michael

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

McTeigue, an executive officer of ADS, (ii) warrants to purchase 83,354 Class B membership units of ADS issued to Chadbourn Securities, Inc., a NASD licensed broker-dealer for which Laird Q. Cagan served as a registered representative and Managing Director, and (iii) warrants to purchase 696,094 Class B membership units of ADS issued to Laird Q. Cagan, a former member of the Company’s Board of Directors and the then-beneficial owner of 7.7% of the Company’s Common Stock. These warrants were exchanged in the Mergers for warrants exercisable for 1,860,001 shares of Common Stock of the Company. The Company has accounted for this as an offering cost applicable to paid-in capital and therefore will not record any compensation expense on these warrants. At December 31, 2011, 997,453 warrants remained unexercised, at a weighted average exercise price of $1.30 per share of Common Stock, and expire May 7, 2012.

Relationships with Li Xiang Dong

During the third quarter of 2009, the Company conducted its enhanced oil recovery and production business prior to incorporation of its Chinese joint venture company, Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited (Dong Fang), through an arrangement with Tongsheng, a subsidiary of the family owned business of Mr. Li Xiang Dong (LXD). Upon the incorporation of Dong Fang in China on September 24, 2009, LXD became a 24.5% interest owner in Dong Fang. The patent application rights and related technology for the specialty chemicals and processes in this business were contributed to Dong Fang by LXD. The original arrangement with Tongsheng was necessary because, pending the incorporation of Dong Fang, the Company was not licensed in China to purchase, blend or sell chemicals. Subsequently, Dong Fang did not have a license to manufacture finished chemicals. Under the subsequent arrangement with Tongsheng for finished product sales, Tongsheng purchased raw chemicals from Dong Fang, manufactured specialty blends of chemicals using technology developed by LXD, and sold the finished product to the Company’s customers. Tongsheng remitted to the Company revenues it collected in advance of delivering finished product to customers and billed the Company for the related costs.

Effective June 20, 2011, the Company entered into a settlement and release agreement with Mr. Li Xiang Dong, Mr. Ho Chi Kong and Dong Ying Tong Sheng Sci-Tech Company Limited to dissolve the operations of Dong Fang. Pursuant to this settlement agreement, outstanding claims and disputes between the Company and the other parties were settled, existing contracts and agreements were terminated, and disposition of remaining EORP related assets and liabilities was agreed to. The Company agreed to transfer and assign all EORP related patent application rights to Mr. Li Xiang Dong, and the parties agreed to liquidate Dong Fang.

Oyo Field Transaction with CAMAC Energy Holdings Limited and Affiliates (CEHL)

See Note 4 regarding the Oyo Field transaction in April, 2010, which resulted in a change in control of the Company and began a related party relationship with the new majority owner and additional parties. Dr. Kase Lawal, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of CEHL. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CAMAC Energy Holdings Limited. As a result, Dr. Lawal may be deemed to have an indirect material interest in agreements related to the Oyo Field involving CEHL.

Technical Services Agreement with CEHL

On April 7, 2010, CEHL entered into a technical services agreement with the Company to provide the Company with certain technical services with respect to the Oyo Field. In consideration for these services, the Company would pay CEHL (i) an initial monthly service fee of $400,000 per month for the initial three months, plus out-of-pocket expenses, commencing immediately following the closing, with the monthly service fee to be negotiated after the initial three months, and (ii) $1.6 million for service-related expenses incurred by CEHL prior to the closing, due and payable from proceeds received by the Company under the PSC following the closing. The technical services agreement had an initial term of five years, but was terminable upon 30 days’ prior written notice by the Company. The technical services agreement was terminated on March 31, 2011.

Right of First Refusal Agreements with CEHL

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On February 15, 2011, the Company and CEHL entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file with the SEC one or more registration statements covering the resale of any and all shares of the common stock of the Company issued to Allied under an option-based consideration structure pursuant to the Purchase Agreement defined below (related to the acquisition of the non-Oyo portion of OML 120/121), in addition to providing certain “piggyback” and other registration rights to CEHL with respect to the shares issued, in each case, subject to certain limitations and conditions. Each registration statement must be filed within 15 days of the Company’s receipt of Allied’s election to receive shares under the Purchase Agreement (subject to such notice being received within 15 days of the occurrence of a milestone under the (Purchase Agreement). If any shares are not covered by a registration statement within 90 days following the required filing date of the registration statement, then the Company is required to pay liquidated damages to CEHL.

OML 120/121 Agreement with CAMAC Energy Holdings Limited and Affiliates

On December 13, 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL Group, superseding earlier related agreements. Pursuant to the Purchase Agreement, the Company agreed to acquire certain of the remainder of CEHL Group’s interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”). In April 2010 the Company had acquired from CEHL Group the Oyo Contract Rights in the OML 120/121 PSC. The OML120/121 Transaction closed on February 15, 2011 under the terms of the Purchase Agreement.

In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to Allied Energy Plc upon the closing of the OML 120/121 Transaction on February 15, 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to Allied as follows:

e.	First Milestone: Upon commencement of drilling of the first well outside of the Oyo Field under the PSC, the Company may elect to retain the Non-Oyo Contract Rights upon payment to CEHL of $5 million (either in cash, or at Allied’s option, in shares);

f.	Second Milestone: Upon discovery of hydrocarbons outside of the Oyo Field under the PSC in sufficient quantities to warrant the commercial development thereof, the Company may elect to retain the Non-Oyo Contract Rights upon payment to CEHL of $5 million (either in cash, or at Allied’s option, in shares);

g.	Third Milestone: Upon the approval by the Management Committee (as defined in the PSC) of a Field Development Plan with respect to the development of non-Oyo Field areas under the PSC, as approved by the Company, the Company may elect to retain the Non-Oyo Contract Rights upon payment to Allied of $20 million (either in cash, or at Allied’s option, in shares); and

h.	Fourth Milestone: Upon commencement of commercial hydrocarbon production outside of the Oyo Field under the PSC, the Company may elect to retain the Non-Oyo Contract Rights (with no additional milestones or consideration required thereafter following payment in full of the following consideration) upon payment to Allied, at Allied’s option of (i) $25 million in shares, or (ii) $25 million in cash through payment of up to 50% of the Company’s net cash flows received from non-Oyo Field production under the PSC.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CAMAC retaining all consideration paid by the Company to date. As of December 31, 2011 none of the above noted milestones were reached.

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

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 Agreement. Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

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

Promissory Note and Guaranty Agreement

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. On June 8, 2011, CPL received initial loan proceeds of $25.0 million under the Promissory Note. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. The entire loan outstanding of $25.0 million was repaid on August 23, 2011. CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013. In late 2011, CPL re-borrowed $6 million which was outstanding as of December 31, 2011.

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal is deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval.

Transactions with Related Parties

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following tables summarize related party transactions and balances for the respected periods.

	As of December 31,
	2011	2010
	(In thousands)
EORP related parties, accounts receivable	$—	$39
CEHL, accounts payable	$162	$2,244
CEHL, L/T note payable	$6,000	$—
US executive bonuses, accounts payable	$290	$400

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
CEHL, purchases charged to expense	$3,243	$3,471	$—
CEHL, interest on L/T note payable	$120	$—	$—

NOTE 20. — SUBSEQUENT EVENTS

Termination of Agreement for Proposed Acquisition (Avana Petroleum Limited)

On November 7, 2011 the Company initially announced it had signed a heads of agreement (“HOA”) to acquire 100% of the issued share capital of Avana Petroleum Limited, a private Isle of Man company (“Avana”) for a purchase price of $15 million payable in shares of Company common stock. Avana is an independent oil and gas exploration group whose core area of interest centers on the western Indian Ocean and East African margin with interests in the Seychelles Islands and offshore Kenya. The purchase consideration was to be payable in shares of Company common stock, based on the volume-weighted average closing price on the NYSE Amex for the 30 trading days immediately before the date of issue, in three tranches: $10 million upon completion of purchase; $2.5 million six months following completion; and $2.5 million 12 months following completion.

On December 30, 2011 the Company further announced it had signed a definitive purchase agreement under the above purchase terms with the principal shareholders of Avana, with the intent of completing the transaction during the first quarter of 2012. On February 3, 2012 the Company announced that the agreement to acquire Avana had been terminated due to certain obligations and conditions not being met by the required deadlines.

Award of Gambia Offshore Exploration Blocks

On January 23, 2012 the Company announced it has entered into an agreement with the Gambian Ministry of Petroleum (on behalf of the Government of the Republic of Gambia) on the provisional award of two offshore exploration blocks located in the West African Transform Margin. The Company will be the operator with 85% interest in the blocks A2 and A5, having a total surface area of 2,666 square kilometers in water depths of between 600-1,000 meters. Gambia National Petroleum Company will be carried as a 15% interest through first oil. The agreement sets forth the negotiated fiscal terms and work program for the two blocks and is subject to signing of the final petroleum exploration licenses within 90 days of the agreement date.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Award of Kenya Exploration Blocks

On February 12, 2012 the Company announced it has entered into a heads of agreement with the Kenyan Ministry of Energy for the award of three exploration blocks (the “Blocks”). Onshore Block 11A covers 10,913 square kilometers in northwest Kenya near the Ugandan border; onshore Block L1B covers 12,197 square kilometers in eastern Kenya on the Somali border; and Block L16 covers 1,699 square kilometers onshore and 89 square kilometers offshore on Kenya’s southeast coast. The Company will be the operator with 90% interest in the Blocks. The Government of Kenya will be carried at 10% through the time of commercial discovery and may thereafter elect to participate up to a 10% interest. The award is subject to negotiation and signing of formal Production Sharing Contracts within 30 days of the above date, requisite approvals and payment of requisite signature bonuses upon signing.

NOTE 21. — SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
		(In thousands, except per share data)
Total revenues	$—	$20,017	$9,648	$9,245
Operating (loss) income (3)	(28,256)	6,181	(89)	(1,751)
Net (loss) income attributable to CAMAC Energy Inc.	(28,198)	5,697	(675)	(1,737)
Net loss per share
Basic	(0.18)	0.04	(0.00)	(0.01)
Diluted	(0.18)	0.04	(0.00)	(0.01)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
		(In thousands, except per share data)
Total revenues (1)	$77	$12,149	$3,986	$4,439
Impairment of assets (2)	—	—	186,235	—
Operating loss (3)	(3,326)	(3,254)	(188,759)	(35,043)
Net loss attributable to CAMAC Energy Inc.	(3,174)	(3,172)	(188,557)	(35,565)
Net loss per share
Basic	(0.07)	(0.02)	(1.32)	(0.25)
Diluted	(0.07)	(0.02)	(1.32)	(0.25)

(1)	The Company started recognizing crude oil revenues in the second quarter of 2010 as a result of the purchase of the Oyo Contract Rights.
(2)	The Company recognized a non-cash write down of the net book value of our oil and gas properties in the third quarter of fiscal 2010 as discussed in Note 6.
(3)	During December 2010 and year 2011, the Company incurred a total of $59.6 million in costs relative to the workover to reduce gas production rising from the #5 well in the Oyo Field

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

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

Table I - Proved Reserves - Crude Oil

	Consolidated Subsidiaries
(Thousands of barrels)	Africa	Total
December 31, 2009	—	—
Change for year due to:
Revisions	(30)	(30)
Improved recovery	—	—
Purchases	5,424	5,424
Extensions and discoveries	—	—
Sales of minerals in place	—	—
Production	(106)	(106)

Total change for year 2010	5,288	5,288

December 31, 2010	5,288	5,288
Change for year due to:
Revisions	(2,288)	(2,288)
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Sales of minerals in place	—	—
Production	(337)	(337)

Total change for year 2011	(2,625)	(2,625)

December 31, 2011	2,663	2,663

Developed reserves
December 31, 2009	—	—
December 31, 2010	387	387
December 31, 2011	92	92

Undeveloped reserves
December 31, 2009	—	—
December 31, 2010	4,901	4,901
December 31, 2011	2,571	2,571

Capitalized Costs

The Company follows the successful efforts method of accounting for capitalization of costs of oil and gas producing activities. Amounts below include only activities classified as exploration and producing.

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Table II - Capitalized Costs - Oil and Gas Activity

	Consolidated Subsidiaries
(In thousands)	Africa	Asia	Total
As of December 31, 2011
Proved properties	$206,212	$—	$206,212
Unproved properties	5,000	150	5,150
Support equipment and facilities	—	165	165

Total gross	211,212	315	211,527
Accumulated depreciation, depletion and amortization	15,233	150	15,383

Net capitalized costs	$195,979	$165	$196,144

	Consolidated Subsidiaries
(In thousands)	Africa	Asia	Total
As of December 31, 2010
Proved properties	$206,212	$—	$206,212
Unproved properties	—	228	228
Support equipment and facilities	—	236	236

Total gross	206,212	464	206,676
Accumulated depreciation, depletion and amortization	1,917	168	2,085

Net capitalized costs	$204,295	$296	$204,591

Costs Incurred

Costs incurred include capitalized and expensed amounts for the year excluding support equipment and facilities.

Table III - Costs Incurred - Oil and Gas Activity

	Consolidated Subsidiaries
(In thousands)	Africa	Asia	General Eastern Hemisphere	Total
Year ended December 31, 2011
Proved property acquisition	$—	$—	$—	$—
Unproved property acquisition	5,000	—	—	5,000
Exploration	206	2,710	684	3,600
Development	—	—	—	—

Total costs incurred	$5,206	$2,710	$684	$8,600

	Consolidated Subsidiaries
(In thousands)	Africa	Asia	General Eastern Hemisphere	Total
Year ended December 31, 2010
Proved property acquisition	$394,537	$—	$—	$394,537
Unproved property acquisition	—	—	—	—
Exploration	—	901	—	901
Development	—	—	—	—

Total costs incurred	$394,537	$901	$—	$395,438

Results of Operations

Results of operations includes activity allocable to oil and gas exploration and producing operations.

Table IV - Results of Operations for Exploration and Producing Operations

	Consolidated Subsidiaries
(In thousands)	Africa	Asia	General Eastern Hemisphere	Total
Year ended December 31, 2011
Revenues	$38,910	$—	$—	$38,910
Production costs	(3,293)	—	—	(3,293)
Exploratory expenses	(206)	(2,545)	(684)	(3,435)
Depreciation, depletion and amortization	(13,316)	(59)	—	(13,375)
Other expenses	(28,977)	(1,382)	—	(30,359)

Results of operations before income taxes	(6,882)	(3,986)	(684)	(11,552)
Income tax expense	(988)	—	—	(988)

Results of operations	$(7,870)	$(3,986)	$(684)	$(12,540)

	Consolidated Subsidiaries
(In thousands)	Africa	Asia	General Eastern Hemisphere	Total
Year ended December 31, 2010
Revenues	$20,448	$—	$—	$20,448
Production and other costs	(15,005)	—	—	(15,005)
Exploration expenses	—	(1,059)	—	(1,059)
Impairment of assets	(186,235)	—	—	(186,235)
Depreciation, depletion and amortization	(4,007)	(85)	—	(4,092)
Other operating expenses	(30,699)	(1,239)	—	(31,938)

Results of operations before income taxes	(215,498)	(2,383)	—	(217,881)
Income tax expense	(423)	1	—	(422)

Results of operations	$(215,921)	$(2,382)	$—	$(218,303)

Standardized Measure of Discounted Future Net Cash Flows

Future net cash flows below are computed using first day of the month average commodity prices, year-end costs and statutory tax rates (adjusted for tax credits and other items) that relate to our existing proved crude oil reserves. Amounts below for production sold and production costs exclude royalties.

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Table V - Standardized Measure of Discounted Future Net Cash Flows - Proved Reserves

	(226,759)	(226,759)
	Consolidated Subsidiaries
(In thousands)	Africa	Total
As of December 31, 2011
Future cash inflows from production sold	$298,936	$298,936
Future production costs	(140,104)	(140,104)
Future development costs	(62,308)	(62,308)
Future income taxes	(16,212)	(16,212)

Future net cash flows before discount	80,312	80,312
Discount at 10% annual rate	(18,625)	(18,625)

Standardized measure of discounted future net cash flows	$61,687	$61,687

	Consolidated Subsidiaries
(In thousands)	Africa	Total
As of December 31, 2010
Future cash inflows from production sold	$418,850	$418,850
Future production costs	(226,759)	(226,759)
Future development costs	(45,000)	(45,000)
Future income taxes	(20,050)	(20,050)

Future net cash flows before discount	127,041	127,041
Discount at 10% annual rate	(31,345)	(31,345)

Standardized measure of discounted future net cash flows	$95,696	$95,696

Change in Standardized Measure of Discounted Future Net Cash Flows

The sources of change are explained below, discounted at a 10% annual rate.

Table VI - Changes in Standardized Measure of Discounted Future Net Cash Flows

	(226,759)	(226,759)
	Consolidated Subsidiaries
(In thousands)	Africa	Total
Standardized measure, December 31, 2009	$—	$—
Sales/production net of production costs	(5,891)	(5,891)
Development costs incurred	—	—
Purchases of reserves	98,961	98,961
Sales of reserves	—	—
Net change in sale prices and production costs on future production	5,970	5,970
Changes in estimated future development costs	(2,730)	(2,730)
Extensions, discoveries and improved recovery	—	—
Revisions of previous quantity estimates	(1,682)	(1,682)
Accretion of discount	4,773	4,773
Net change in income tax	(3,705)	(3,705)

Net change for year 2010	95,696	95,696

Standardized measure, December 31, 2010	95,696	95,696
Sales/production net of production costs	(35,617)	(35,617)
Development costs incurred	—	—
Purchases of reserves	—	—
Sales of reserves	—	—
Net change in sale prices and production costs on future production	60,735	60,735
Changes in estimated future development costs	(9,989)	(9,989)
Extensions, discoveries and improved recovery	—	—
Revisions of previous quantity estimates	(63,841)	(63,841)
Accretion of discount	10,417	10,417
Net change in income tax	4,286	4,286

Net change for year 2011	(34,009)	(34,009)

Standardized measure, December 31, 2011	$61,687	$61,687

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Table VII - Unit Prices

Consolidated Subsidiaries
Africa
Sales revenue per barrel of crude oil
2011	$112.91
2010	$85.16

Production costs per barrel of net crude oil production
2011	$8.61
2010	$34.54