Form 10-Q
period 2012-03-31
CAMAC Energy Inc.
filed 2012-05-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At May 2, 2012 there were 155,394,787 shares of common stock, par value $0.001 per share, outstanding.

CAMAC ENERGY INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of CAMAC Energy Inc. and its subsidiaries and joint-ventures, (i) Pacific Asia Petroleum, Limited, (ii) Inner Mongolia Production Company (HK) Limited, (iii) Pacific Asia Petroleum (HK) Limited, (iv) Inner Mongolia Sunrise Petroleum  Co. Ltd., (v)  Pacific Asia Petroleum Energy Limited, (vi) Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited, (vii) CAMAC Petroleum Limited, (viii) CAMAC Energy Ltd., (ix) CAMAC Energy Kenya Ltd., (x) CAMAC Energy Gambia A5 Ltd., and (xi) CAMAC Energy Gambia A2 Ltd. (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

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
●
Ability to raise capital to fund our business plan, including participation in the Oyo Field development and other oil and gas leases we may participate in, on terms and conditions acceptable to the Company.

●	Ability to develop oil and gas reserves.
●	Dependence on key personnel, technical services and contractor support.
●	Fluctuation in quarterly operating results.
●	Possible significant influence over corporate affairs by significant stockholders.
●	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
●	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
●	Competition from large petroleum and other energy interests.
●	Changes in laws and regulations that affect our operations and the energy industry in general.
●	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
●	Expropriation and other risks associated with foreign operations.
●	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
●	The lack of availability of oil and gas field goods and services.
●	Environmental risks and changing economic conditions.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMAC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$8,520	$13,626
Accounts receivable	11,414	22,099
Other current assets	1,801	1,714
Total current assets	21,735	37,439

Property, plant and equipment, net
Oil and gas properties (successful efforts method of accounting)	193,441	196,129
Property, plant and equipment, other	221	257
Total property, plant and equipment, net	193,662	196,386
Other assets	404	205

Total Assets	$215,801	$234,030

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$19,411	$35,897
Accrued expenses	9,616	6,922
Total current liabilities	29,027	42,819

Long-term note payable - related party	3,034	6,000

Total liabilities	32,061	48,819

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock, Authorized - 50,000,000 shares at $0.001 par value issued and outstanding - none as of March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, Authorized - 300,000,000 shares at $0.001 par value issued and outstanding - 155,394,231 shares as of March 31, 2012 and 155,385,563 shares as of December 31, 2011, respectively	155	155
Paid-in capital	460,791	461,157
Accumulated deficit	(277,134)	(275,838)
Accumulated other comprehensive loss	(67)	(265)
Total stockholders' equity - CAMAC Energy Inc.	183,745	185,209
Noncontrolling interests	(5)	2
Total equity	183,740	185,211

Total Liabilities and Equity	$215,801	$234,030

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues
Crude oil, net of royalties	$5,672	$-
Total revenues	5,672	-

Costs and operating expenses
Lease operating expenses and production costs	178	24,477
Exploratory expenses	622	177
Depreciation, depletion and amortization	3,327	66
General and administrative expenses	2,817	3,536
Total costs and operating expenses	6,944	28,256
Operating loss	(1,272)	(28,256)

Interest (expense) income	(31)	8
Loss before income taxes	(1,303)	(28,248)
Provision for income tax expense	-	-
Net loss	(1,303)	(28,248)
Net loss attributable to noncontrolling interests	7	50
Net loss attributable to CAMAC Energy Inc.	$(1,296)	$(28,198)

Net loss per common share attributable to CAMAC Energy Inc.
Basic	$(0.01)	$(0.18)
Diluted	$(0.01)	$(0.18)

Weighted average common shares outstanding
Basic	155,581	153,735
Diluted	155,581	153,735

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net loss	$(1,303)	$(28,248)
Other comprehensive income - net of tax:
Foreign currency adjustments	-	13
Unrealized gain on investments	198	4
Total other comprehensive income	198	17

Comprehensive loss	(1,105)	(28,231)
Comprehensive loss atrributable to noncontrolling interests	7	48
Comprehensive loss attributable to CAMAC Energy Inc.	$(1,098)	$(28,183)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net loss	$(1,303)	$(28,248)
Adjustments to reconcile net loss to cash used in operating activities:
Currency transaction gain	(10)	(4)
Stock-based compensation	(367)	1,159
Dry hole costs	(38)	48
Depreciation, depletion and amortization	3,327	66
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,685	30
(Increase) decrease in other current assets	(87)	381
Increase in inventories	-	(3)
(Decrease) increase in accounts payable	(16,486)	601
Increase in accrued expenses	2,694	22,815
Net cash used in operating activities	(1,585)	(3,155)

Cash flows from investing activities
Net sales of available for sale securities	-	256
Decrease in other assets	-	14
Capital expenditures	(566)	(5,528)
Net cash used in investing activities	(566)	(5,258)

Cash flows from financing activities
Repayment of long-term note payable - related party	(2,966)	-
Proceeds from exercise of warrants and stock options	3	30
Net cash (used in) provided by financing activities	(2,963)	30

Effect of exchange rate on cash and cash equivalents	8	17

Net decrease in cash and cash equivalents	(5,106)	(8,366)
Cash and cash equivalents at beginning of period	13,626	28,918
Cash and cash equivalents at end of period	$8,520	$20,552

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$31	$-

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Description

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

The Company operates in the upstream segment of the oil and gas industry in exploration and producing activities. The Company’s corporate headquarters is located in Houston, Texas.  Currently the Company has interests in OML 120/121 oil and gas leases in deep water offshore Nigeria, has or is in process of acquiring exploratory acreage in several other African countries and has the rights to gas acreage under contract in China.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

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

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for filing of Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Prior interim period data has been reclassified to reflect the reporting and classification used in our 2011 annual consolidated financial statements.  These reclassifications have no effect on previously reported results of operations.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any subsequent quarter or for the year ending December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions. Estimates affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of unaudited consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates that may have a significant effect include oil and natural gas reserve quantities, depreciation, depletion and amortization relating to oil and natural gas properties, stock-based compensation and income taxes. The accounting estimates used in the preparation of the unaudited consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

In the interim period ended March 31, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05 amending Accounting Standards Codification (“ASC”) Topic 220 related to the presentation of comprehensive income, with the exception of the portions of ASU 2011-05 for which the effective date has been deferred by ASU 2011-12.  The Company is now presenting, in both interim and annual financial statements, items of net income (loss), other comprehensive income (loss) and total comprehensive income (loss) in two separate consecutive statements.

On February 10, 2012 the Company requested the Office of the Chief Accountant of the Securities and Exchange Commission (the “OCA”) to review the facts and circumstances regarding the Company’s April 2010 acquisition of certain interests relating to the Oyo Field offshore Nigeria, with regard to the Company’s historical accounting for that transaction.  After review, on March 29, 2012, the Staff of the OCA informed the Company that the OCA would not object to the Company’s accounting for this transaction as an asset purchase.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet.  The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset.  The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded.  For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts.   The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented.  At March 31, 2012 the Company did not have any transactions of the types subject to this ASU.

3.  Acquisitions

Nigeria - OML 120/121 Transaction

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

If any of the above milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date.  As of March 31, 2012, none of the above noted milestones were reached.

The Purchase Agreement contained the following conditions to the closing of the Transaction: (i) CPL, CAMAC International (Nigeria) Limited (“CINL”), Allied, and Nigerian Agip Exploration Limited (“NAE”) must enter into a Novation Agreement in a form satisfactory to the Company and CEHL and that contains a waiver by NAE of the enforcement of Section 8.1(e) of the OML 120/121 PSC (providing for the continued waiver by NAE of its entitlement to “profit oil” in favor of Allied), and that notwithstanding anything to the contrary contained in the OML 120/121 PSC, the profit sharing allocation set forth in the OML 120/121 PSC shall be maintained after the consummation of the OML 120/121 Transaction; (ii) the Company, and CEHL must enter into a registration rights agreement with respect to any shares issued by the Company to Allied at its election as consideration upon the occurrence of any of the above-described milestone events, in a form satisfactory to the Company and CEHL; and (iii) the Oyo Field Agreement, dated April 7, 2010, by and among the Company, CEHL and Allied, must be amended in order to remove certain indemnities with respect to Non-Oyo Operating Costs (as defined therein). In addition, CEHL must deliver the certain data and certain equipment to the Company in as-is condition.  The Company agreed to limited waivers of certain of these closing conditions under the Limited Waiver Agreement. See Note 19 in our Annual Report on Form 10-K for the year ended December 31, 2011, for more information regarding the Limited Waiver Agreement.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Award of Gambia Offshore Exploration Blocks

In January 2012, the Company announced it has entered into an agreement with the Gambian Ministry of Petroleum (on behalf of the Government of the Republic of The Gambia) on the provisional award of two offshore exploration blocks located in the West African Transform Margin.  The Company will be the operator with 85% interest in the blocks A2 and A5, having a total surface area of 2,666 square kilometers in water depths of between 600-1,000 meters.  Gambia National Petroleum Company will be carried as a 15% interest through first oil.  The agreement sets forth the negotiated fiscal terms and work program for the two blocks and is subject to signing of the final petroleum exploration licenses.

Award of Kenya Exploration Blocks

In February 2012 the Company announced it has entered into a heads of agreement with the Kenyan Ministry of Energy for the award of three exploration blocks (the “Blocks”).  Onshore Block 11A covers 10,913 square kilometers in northwest Kenya near the Ugandan border; onshore Block L1B covers 12,197 square kilometers in eastern Kenya on the Somali border; and Block L16 covers 1,699 square kilometers onshore and 89 square kilometers offshore on Kenya’s southeast coast.  The Company will be the operator with 75% interest in the Blocks. The Government of Kenya will be carried at 10% through the time of commercial discovery, and the remaining 15% will be held by a local partner.

4.  Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	March 31,	December 31,
	2012	2011
Oil and gas Properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	18,521	15,233
Proved oil and gas properties, net	187,691	190,979
Unproved oil and gas properties	5,750	5,150
Oil and gas Properties, net	193,441	196,129

Property, plant and equipment, other	783	779
Less: Accumulated depreciation	562	522
Property, plant and equipment, other, net	221	257
Total property, plant and equipment	$193,662	$196,386

5.  Operating Segment Data

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

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended March 31,
	2012	2011
Revenues	(In thousands)
Africa	$5,672	$-
Total revenues	$5,672	$-

Net Income (Loss) attributable to CAMAC Energy Inc.
Africa	$1,804	$(24,489)
Asia	(394)	(691)
Corporate	(2,706)	(3,018)
Net loss attributable to CAMAC Energy Inc.	$(1,296)	$(28,198)

	As of
	March 31, 2012	December 31, 2011
Assets	(In thousands)
Africa	$205,718	$218,702
Asia	252	272
Corporate	9,831	15,056
Total assets	$215,801	$234,030

6.  Long-Term Note Payable – Related Party

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013.  During the three months ended March 31, 2012, the Company reduced the outstanding principal by $3.0 million with the net proceeds from prior liftings.  As of March 31, 2012, $3.0 million was outstanding.

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

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.  Accrued Expenses

Accrued expenses are as follows:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Accrued contracting and development fees	$2,076	$1,963
Accrued royalties	5,741	3,160
Accrued contingent consideration	890	890
Accrued payroll and benefits	411	494
Other	498	415
Total accrued expenses	$9,616	$6,922

8.  Equity

During the three months ended March 31, 2012, the Company issued 7,000 shares of Common Stock on exercises of options.

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units and restricted stock awards to result in issuance of a maximum aggregate of 12,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors. During the three months ended March 31, 2012, the Company granted a total of 560,000 stock options and 254,546 shares of restricted stock awards with vesting periods from 12 months to 36 months. As of March 31, 2012, approximately 4,933,000 shares remain available for future grants under the 2009 Equity Incentive Plan.

9.  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Basic	155,581	153,735
Diluted	155,581	153,735

The number of stock options, warrants issued in stock offerings and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position, were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock options	11	201
Warrants issued in stock offerings	-	242
Nonvested restricted stock awards	316	101

10.  Financial Instruments and Fair Value Measurements

The March 31, 2012 unaudited consolidated balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $357,000. The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures). Level 1 inputs, represent inputs observable in an active market, which in this case is a public active stock market.

At March 31, 2012, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, short-term and long-term investments, trade receivables, deposits, long-term advances, accounts payable, accrued expenses and long-term debt at floating interest rates approximate their fair values, principally due to the short-term nature, maturities or nature of interest rates of many of the above listed items.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11.  Commitments and Contingencies

Workover Commitment

As of March 31, 2012, the Company had an unpaid workover commitment for rig rental and other costs related to Oyo Field well #5 of approximately $20.5 million.

Contingencies

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. An Arbitrator has been chosen, discovery has commenced and the hearing is scheduled for September 2012.  The Company believes the claims are without merit and intends to vigorously defend itself against such claims.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2012, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

12.  Related Party Transactions

Agreements with Related Parties

For certain related party agreements entered into in prior periods, including executive officers, refer to Note 19 - Related Party Transactions in the Company’s Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Employment Agreement and Separation and Release Agreement with Alan W. Halsey
Effective June 6, 2011 the Company and Mr. Halsey entered into an Employment Offer Letter (the “Halsey Employment Agreement”) pursuant to which Mr. Halsey became a full-time employee of the Company as Senior Vice President, Exploration and Production.  Pursuant to the Halsey Employment Agreement, Mr. Halsey received an annual base salary of $290,000.  Additionally, Mr. Halsey received (i) a one-time stock option award of 1 million shares of the Company’s common stock vesting in 1/3 annual installments on the anniversary date of hire, subject in each case to Mr. Halsey’s continued service on such anniversary date, commencing with the first 333,333 shares vesting on the first year anniversary of hire and the final 333,334 shares vesting on the third anniversary of date of hire,  (ii) a one-time award of 175,000 shares of restricted shares of the Company’s common stock pursuant to a Restricted Stock Award Agreement, and (iii) a one-time relocation allowance of $12,500.  The restricted stock award was to vest 50% on the one year anniversary of the date of hire, and the remainder was to vest on the two year anniversary of the date of hire, subject in both cases to continued service of Mr. Halsey on such anniversary date. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan.  Mr. Halsey was also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, in the discretion of the Company’s Board of Directors.  In addition, if the Company terminated Mr. Halsey’s employment without Cause (as defined in the Halsey Employment Agreement), (i) the Company must pay to Mr. Halsey an amount equal to the base salary plus target annual bonus as determined by the Board of Directors for the year of termination, (ii) any outstanding restricted stock and stock options shall have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company shall reimburse Mr. Halsey for up to 12 months for the excess, if any, of his cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Mr. Halsey would have paid for such coverage had Mr. Halsey remained an employee of the Company.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On February 14, 2012 in connection with Mr. Halsey’s resignation effective February 29, 2012, the Company agreed to provide Mr. Halsey with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Halsey and the Company: (i) the Company agreed to pay Mr. Halsey a severance amount total of $72,500 in cash, in three equal installments on March 30,2012, April 30, 2012 and May 31, 2012 subject to the execution and non-revocation by Mr. Halsey of the Supplementary Release; and (ii) the Company agreed to pay Mr. Halsey a bonus for year 2011 of $84,583.  In addition, the Company and Mr. Halsey agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.  For the three months ended March 31, 2012, the Company paid $108,750 per the terms of the agreement.

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

On February 23, 2012 in connection with Mr. Caminos’ resignation effective March 1, 2012, the Company agreed to provide Mr. Caminos with the following severance and other benefits pursuant to a Separation Agreement and General Release of Claims entered into by and between Mr. Caminos and the Company: (i) the Company agreed to pay Mr. Caminos a severance amount total of $96,667 in cash, in four equal installments on March 30, 2012, April 30, 2012, May 31, 2012 and June 30, 2012 subject to the execution and non-revocation by Mr. Caminos of the Supplementary Release; (ii) the Company agreed to pay Mr. Caminos a bonus for year 2011 of $72,500; and (iii) monthly reimbursement of Mr. Caminos’ and his eligible dependents’ benefits under the Company’s group health and dental plan for up to four months following his resignation date.  In addition, the Company and Mr. Caminos agreed to certain other customary terms and conditions, including a release of potential claims, preservation of proprietary and confidential information, and indemnities.  For the three months ended March 31, 2012, the Company paid $104,722 per the terms of the agreement.

The Separation Agreement and General Release of Claims extinguished all rights, if any, which Mr. Caminos had, contractual or otherwise, relating to his employment with Company, including any rights to severance benefits under the Caminos Employment Agreement.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Transactions With Related Parties

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates.  The following tables summarize related party transactions and balances for the respective periods.

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
CEHL, accounts payable	$185	$162
CEHL, L/T note payable	$3,034	$6,000
U.S. executive bonuses, accounts payable	$13	$290

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CEHL, operating expenses	$130	$13
CEHL, interest on L/T note payable	$31	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is a publicly traded company which engages in the exploration, development, and production of oil and gas outside the U.S., directly and through joint ventures and other ventures in which it may participate. Our shares are traded on the on the NYSE Amex under the symbol “CAK”.  The Company’s corporate headquarters is located in Houston, Texas.  Currently the Company has interests in OML 120/121 oil and gas leases in deep water offshore Nigeria, has or is in the process of acquiring exploratory acreage in several other African countries, and has the rights to significant gas acreage under contract in China. The Company is a strategic partner with major energy companies in oil and gas fields in Nigeria and China. The Company’s current operations commenced in 2005 through IMPCO, formed as a limited liability company under New York State law on August 25, 2005. Members of the Company’s senior management team have experience in the fields of international oil and gas operations, business development, geology, petroleum engineering, energy services, strategy, government relations, and finance and will seek to utilize their experience, expertise and contacts to create value for shareholders. Oil and gas exploration and production operations are managed geographically.

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

Africa Developments

During the three months ended March 31, 2012 and 2011, the Oyo Field had gross crude oil production from two producing wells averaging totals of 2,949 and 4,017 barrels per day, respectively, of which the Company’s net shares including Cost Oil barrels totaled 466 and 1,187 barrels per day, respectively. In March 2012, there was a lifting of approximately 290,000 barrels of crude oil, at a price of $123.73 per barrel.  There were no liftings in the three months ended March 31, 2011.  At March 31, 2012 the Company had a remaining unpaid workover commitment related to the Oyo well #5 workover of $20.5 million which had been charged to expense in prior years.  This amount will be eligible for recovery as future Cost Oil revenue after payment occurs and the rate of recovery will be affected by future production levels.

In December 2011, the Company announced that NAE has signed a definitive agreement to divest its 40% working interest in OML 120/121 to Allied Energy Plc., an affiliate of the Company.  The transaction is subject to customary conditions for closing and is expected to conclude during the second quarter of 2012.

In January 2012, the Company announced it has entered into an agreement with the Gambian Ministry of Petroleum (on behalf of the Government of the Republic of The Gambia) on the provisional award of two offshore exploration blocks located in the West African Transform Margin.  The Company will be the operator with 85% interest in the blocks A2 and A5, having a total surface area of 2,666 square kilometers in water depths of between 600-1,000 meters.  Gambia National Petroleum Company will be carried as a 15% interest through first oil.  The agreement sets forth the negotiated fiscal terms and work program for the two blocks and is subject to signing of the final petroleum exploration licenses.

In February 2012 the Company announced it has entered into a heads of agreement with the Kenyan Ministry of Energy for the award of three exploration blocks (the “Blocks”).  Onshore Block 11A covers 10,913 square kilometers in northwest Kenya near the Ugandan border; onshore Block L1B covers 12,197 square kilometers in eastern Kenya on the Somali border; and Block L16 covers 1,699 square kilometers onshore and 89 square kilometers offshore on Kenya’s southeast coast.  The Company will be the operator with 75% interest in the Blocks. The Government of Kenya will be carried at 10% through the time of commercial discovery, and the remaining 15% will be held by a local partner.

Asia Developments

As of March 31, 2012, our active operations in China were focused on gas reserves exploration and development.

In the Zijinshan Block located in Shanxi province, the Company performed seismic work in 2009 and drilled its first exploratory well in late 2009.   In 2010 the Company completed one additional exploratory well which resulted in finding of the presence of gas at several intervals. However, no flow tests were conducted due to the deteriorated hole condition, and therefore all exploratory costs were expensed. Under the production sharing contract covering this area, the Company is obligated to drill an additional five wells in future periods, estimated to cost approximately $1 million each, for a total of seven wells in the exploratory phase before commencement of formal development. In 2011 two exploratory wells were completed, with another scheduled for completion in 2012.  No revenues are expected from this area in 2012, and the Company has not yet declared any net proved reserves for this area.  In October 2011, the Company retained a financial advisor to assist in the identification and evaluation of opportunities to monetize its Zijinshan gas asset. The proceeds of any such transaction are expected to be invested in the Company’s current or planned core Africa opportunities. However, there can be no assurance when or if a transaction will be consummated. The evaluation is ongoing as of the filing date of this Form 10-Q.

For enhanced oil recovery and production operations, all active operations ceased in 2010, including consideration of the Chifeng agreement area in Inner Mongolia for a possible enhanced oil recovery and production project. In February 2011, the Board of Directors of Dong Fang approved dissolution of Dong Fang, the operating company. Effective June 20, 2011 a settlement agreement with the noncontrolling interest parties provided for settling of all claims and disputes, termination of existing contracts and agreements, transfers of related patent application rights to Mr. Li Xiang Dong, disposition of remaining assets and liabilities, and agreement to liquidate Dong Fang.  As of March 31, 2012 all patent application rights had been transferred to Mr. Li Xiang Dong and the remaining assets and liabilities had been transferred, settled or disposed of, as applicable.

Results of Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Three months ended March 31, 2012, compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011	Change
Statement of Operations Data:	(In thousands, unaudited)
Total revenues	$5,672	$-	$5,672

Lease operating expenses and production costs	178	24,477	(24,299)
Exploratory expenses	622	177	445
Depreciation, depletion and amortization	3,327	66	3,261
General and administrative expenses	2,817	3,536	(719)
Total costs and operating expenses	6,944	28,256	(21,312)
Operating loss	(1,272)	(28,256)	26,984

Other (expense) income	(31)	8	(39)
Loss before income taxes	(1,303)	(28,248)	26,945
Provision for income tax expense	-	-	-
Net loss	(1,303)	(28,248)	26,945
Net loss attributable to noncontrolling interests	7	50	(43)
Net loss attributable to CAMAC Energy Inc.	$(1,296)	$(28,198)	$26,902

Total revenues.  Our revenues in the three months ended March 31, 2012 were $5,672,000 as compared to $0 for the three months ended March 31, 2011.  The increase was due to the lifting in the current period.  During the three months ended March 31, 2012 the average gross production from the Oyo Field was 2,949 barrels per day, and the Company’s share of average daily net production was 466 barrels per day. The revenue per barrel on crude oil sold during the three months ended March 31, 2012 was $123.73.

Lease operating expenses and production costs.  Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil.  Our lease operating expenses in the three months ended March 31, 2012 were $178,000 as compared to $24,477,000 for the three months ended March 31, 2011. The $24,299,000 decrease was primarily due to the workover costs incurred for well # 5 in the Oyo Field of $24,477,000 in the three months ended March 31, 2011.

Exploratory expenses.  Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and other lease related costs charged to expense. Our exploratory expenses in the three months ended March 31, 2012 were $622,000 as compared to $177,000 for the three months ended March 31, 2011. The $445,000 increase was due to higher salaries and benefits expenses of $329,000 and higher other expenses of $116,000.

Depreciation, depletion and amortization expenses.  Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in the three months ended March 31, 2012 were $3,327,000 as compared to $66,000 for the three months ended March 31, 2011. The $3,261,000 increase was primarily due to recording depletion related to our share of the lifting during the current period.

General and administrative expenses.  General and administrative expenses consists primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources,  accounting and legal services, consulting projects and insurance. Our general and administrative expenses in the three months ended March 31, 2012 were $2,817,000 as compared to $3,536,000 for the three months ended March 31, 2011. The $719,000 decrease was due to lower share-based compensation expense of $1,526,000, partially offset by higher consulting and legal expenses of $459,000, higher salaries and benefits expense of $200,000 and higher other expenses of $148,000.

Segment Analysis

The following table compares revenues and net income (loss) attributable to CAMAC Energy Inc. stockholders for each of our business segments for the three months ended March 31, 2012 and 2011. Net loss attributable to CAMAC Energy Inc. consists of our revenues less costs and operating expenses, other income (expense), income tax expense and non-controlling interests.

	Three Months Ended March 31,
	2012	2011
Revenues	(In thousands)
Africa	$5,672	$-
Total revenues	$5,672	$-

Net Income (Loss) attributable to CAMAC Energy Inc.
Africa	$1,804	$(24,489)
Asia	(394)	(691)
Corporate	(2,706)	(3,018)
Net loss attributable to CAMAC Energy Inc.	$(1,296)	$(28,198)

Africa

Our revenues in the three months ended March 31, 2012 were $5,672,000 as compared to $0 for the three months ended March 31, 2011. The increase was due to the lifting in the current period.  There were no liftings in the three months ended March 31, 2011, accordingly, no revenues were recorded.

Net income of $1,804,000 in the Africa segment for the three months ended March 31, 2012, as compared to net loss of $24,489,000 for the three months ended March 31, 2011, was primarily due to the recognition in 2011 of workover costs of $24,477,000 related to well #5 in the Oyo Field.

Asia

Net loss for the Asia segment for the three months ended March 31, 2012 was $394,000, as compared to $691,000 for the three months ended March 31, 2011. The decrease of $297,000 was primarily due to reduced operations.

Corporate

Net loss for the Corporate segment for the three months ended March 31, 2012 was $2,706,000, as compared to $3,018,000 for the three months ended March 31, 2011.  The decrease of $312,000 was due to decreased stock-based compensation expense of $1,526,000 primarily related to forfeitures in 2012, partially offset by higher consulting and legal expenses of $556,000, higher salaries and benefits of $363,000 and higher other net expenses of $295,000.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and cash equivalents of $8,520,000, accounts receivable of $11,414,000, accounts payable of $19,411,000 and accrued expenses of $9,616,000. The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(1,585)	$(3,155)
Net cash used in investing activities	(566)	(5,258)
Net cash (used in) provided by financing activities	(2,963)	30
Effect of exchange rate on cash	8	17
Net decrease in cash and cash equivalents	$(5,106)	$(8,366)

During the three months ended March 31, 2012, net cash used in operating activities was $1,585,000 as compared to $3,155,000 for the three months ended March 31, 2011. The net reduction in cash used in operating activities of $1,570,000 was primarily due to a decrease in net loss before non-cash expenses (primarily dry hole costs, depreciation, depletion, amortization and stock-based compensation), mostly offset by accruals related to the workover of well # 5 in the Oyo Field in the prior period.

During the three months ended March 31, 2012, net cash used in investing activities was $566,000 as compared to $5,258,000 in the three months ended March 31, 2011. The decrease in cash used in investing activities of $4,692,000 was primarily due to the $5,000,000 payment related to the OML 120/121 Transaction in the prior period.

During the three months ended March 31, 2012, net cash used in financing activities was $2,963,000 as compared to net cash provided by financing activities of $30,000 in the three months ended March 31, 2011. The increase of cash used of $2,993,000 primarily relates to the partial repayment of the Promissory Note during the current period.

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time, but the unpaid aggregate outstanding principal amount of all loans will mature on June 6, 2013.  During the three months ended March 31, 2012, the Company reduced the outstanding principal by $3.0 million with the net proceeds from prior liftings.  As of March 31, 2012, $3.0 million was outstanding.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through March 2013 assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through March 31, 2012, significantly all of our financing had been raised through private placements and registered direct offerings of equity instruments.

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

Tabular Disclosure of Contractual Obligations

Please see our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 7 for a table summarizing the Company’s significant contractual obligations as of December 31, 2011.  No material changes to such information have occurred during the three months ended March 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices. Please see our Annual Report on Form 10-K for the year ended December 31, 2011 under Part II, Item 7A. No material changes to such information have occurred during the three months ended March 31, 2012.

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

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. An Arbitrator has been chosen, discovery has commenced and the hearing is scheduled for September 2012.  The Company believes the claims are without merit and intends to vigorously defend itself against such claims.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2012 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

ITEM 1A. RISK FACTORS

Please see our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A, for discussion on the risk factors.   No material changes to such information have occurred during the three months ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).

3.2	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).

10.1
Separation Agreement and General Release of Claims effective February 14, 2012 by and between Mr. Alan W. Halsey and the Company (incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on March 15, 2012).*

10.2
Separation Agreement and General Release of Claims effective February 23, 2012 by and between Mr. Edward G. Caminos and the Company (incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on March 15, 2012).*

10.3
Executive Consulting Agreement effective March 1, 2012 by and between Earl W. McNiel and the Company (incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on March 15, 2012).*

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

101. INS	XBRL Instance Document.

101. SCH	XBRL Schema Document.

101. CAL	XBRL Calculation Linkbase Document.

101. LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: May 9, 2012	By:	/S/ DR. KASE LUKMAN LAWAL
Dr. Kase Lukman Lawal
Chief Executive Officer
(Principal Executive Officer)