Form 10-Q
period 2012-06-30
CAMAC Energy Inc.
filed 2012-08-08
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 3, 2012 there were 155,728,975 shares of common stock, par value $0.001 per share, outstanding.

CAMAC ENERGY INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of CAMAC Energy Inc. and its subsidiaries and joint-ventures, (i) Pacific Asia Petroleum, Limited, (ii) Inner Mongolia Production Company (HK) Limited, (iii) Pacific Asia Petroleum (HK) Limited, (iv) Inner Mongolia Sunrise Petroleum  Co. Ltd., (v)  Pacific Asia Petroleum Energy Limited, (vi) Beijing Dong Fang Ya Zhou Petroleum Technology Service Company Limited, (vii) CAMAC Petroleum Limited, (viii) CAMAC Energy Ltd., (ix) CAMAC Energy Kenya Limited, (x) CAMAC Energy Gambia A5 Ltd., and (xi) CAMAC Energy Gambia A2 Ltd.  (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$3,396	$13,626
Accounts receivable	11,414	22,099
Other current assets	1,847	1,714
Total current assets	16,657	37,439

Property, plant and equipment, net
Oil and gas properties (successful efforts method of accounting)	196,082	196,129
Property, plant and equipment, other	185	257
Total property, plant and equipment, net	196,267	196,386

Other assets	352	205

Total Assets	$213,276	$234,030

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,769	$35,897
Accrued expenses	9,355	6,922
Total current liabilities	25,124	42,819

Long-term note payable - related party	8,034	6,000

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value - 300,000,000 shares authorized, 155,718,419 and 155,385,563 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	156	155
Paid-in capital	461,195	461,157
Accumulated deficit	(281,109)	(275,838)
Accumulated other comprehensive loss	(118)	(265)
Total stockholders' equity - CAMAC Energy Inc.	180,124	185,209
Noncontrolling interests	(6)	2
Total equity	180,118	185,211

Total liabilities and Equity	$213,276	$234,030

 See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011
	(unaudited)
Revenues
Crude oil sales, net of royalties	$-	$20,017

Operating costs and expenses
Lease operating expenses and production costs	1	2,417
Exploratory expenses	710	250
Depreciation, depletion and amortization	35	6,941
General and administrative expenses	3,201	4,228
Total operating costs and expenses	3,947	13,836

Operating (loss) income	(3,947)	6,181

Other expense, net	(29)	(31)

(Loss) income before income taxes	(3,976)	6,150
Provision for income tax expense	-	480

Net (loss) income	(3,976)	5,670
Net loss attributable to noncontrolling interests	1	27

Net (loss) income attributable to CAMAC Energy Inc.	$(3,975)	$5,697

Net (loss) income per common share attributable to CAMAC Energy Inc.
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Weighted average common shares outstanding
Basic	155,605	154,243
Diluted	155,605	154,607

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Revenues
Crude oil sales, net of royalties	$5,672	$20,017

Operating costs and expenses	179	26,894
Lease operating expenses and production costs	1,332	427
Exploratory expenses	3,362	7,007
Depreciation, depletion and amortization General and administrative expenses	6,018	7,764
Total operating costs and expenses	10,891	42,092

Operating loss	(5,219)	(22,075)

Other expense, net	(60)	(23)

Loss before income taxes	(5,279)	(22,098)
Provision for income tax expense	-	480

Net loss	(5,279)	(22,578)
Net loss attributable to noncontrolling interests	8	77

Net loss attributable to CAMAC Energy Inc.	$(5,271)	$(22,501)

Net loss per common share attributable to CAMAC Energy Inc.
Basic	$(0.03)	$(0.15)
Diluted	$(0.03)	$(0.15)

Weighted average common shares outstanding
Basic	155,593	154,084
Diluted	155,593	154,084

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,
	2012	2011
	(unaudited)
Net (loss) income	$(3,976)	$5,670
Other comprehensive income (loss) - net of tax
Foreign currency adjustments	-	(12)
Unrealized loss on investments	(51)	(33)
Total other comprehensive loss	(51)	(45)

Comprehensive (loss) income	(4,027)	5,625
Comprehensive loss attributable to noncontrolling interests	1	27

Comprehensive (loss) income attributable to CAMAC Energy Inc.	$(4,026)	$5,652

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)

Net loss	$(5,279)	$(22,578)
Other comprehensive income (loss) - net of tax:
Foreign currency adjustments	-	1
Unrealized gain (loss) on investments	147	(29)
Total other comprehensive income (loss)	147	(28)

Comprehensive loss	(5,132)	(22,606)
Comprehensive loss attributable to noncontrolling interests	8	75

Comprehensive loss attributable to CAMAC Energy Inc.	$(5,124)	$(22,531)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(5,279)	$(22,578)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	3,362	7,007
Stock-based compensation	37	1,288
Dry hole costs	(37)	170
Currency transaction loss (gain)	21	(11)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,685	(17,818)
(Increase) decrease in other current assets	(133)	1,238
Decrease in inventories	-	53
(Decrease) increase in accounts payable	(20,128)	1,005
Increase (decrease) in accrued expenses	2,433	(6,594)
Net cash used in operating activities	(9,039)	(36,240)

Investing activities
Capital expenditures	(3,206)	(6,837)
Net sales of available for sale securities	-	256
Decrease in other assets	-	117
Net cash used in investing activities	(3,206)	(6,464)

Financing activities
Proceeds from long-term note payable - related party	5,000	25,000
Payments oflong-temi note payable - related party	(2,966)	-
Proceeds from exercise of warrants and stock options	3	30
Net cash provided by financing activities	2,037	25,030

Effect of exchange rate on cash and cash equivalents	(22)	(18)

Net decrease in cash and cash equivalents	(10,230)	(17,692)
Cash and cash equivalents at beginning ofperiod	13,626	28,918
Cash and cash equivalents at end of period	$3,396	$11,226

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$60	$-

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Description

CAMAC Energy Inc. (the “Company” or “CAMAC”) is engaged in the exploration, development, and production of oil and gas outside the United States, directly and through joint ventures and other ventures in which it may participate. The Company’s name was changed from Pacific Asia Petroleum, Inc. (“PAP”) to CAMAC Energy Inc. upon the acquisition of oil and gas properties located offshore Nigeria in April 2010.  The Company’s corporate headquarters is located in Houston, Texas.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”) and its subsidiaries and affiliates.

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for filing of Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Prior interim period data has been reclassified to conform to the current period presentation.    These reclassifications have no effect on previously reported results of operations.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any subsequent quarter or for the year ending December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions. Estimates affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of the unaudited consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates that may have a significant effect include oil and natural gas reserve quantities, depreciation, depletion and amortization relating to oil and natural gas properties, stock-based compensation and income taxes. The accounting estimates used in the preparation of the unaudited consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05 amending Accounting Standards Codification (“ASC”) Topic 220 related to the presentation of comprehensive income, with the exception of the portions of ASU 2011-05 for which the effective date has been deferred by ASU 2011-12.  The Company is now presenting, in both interim and annual financial statements, items of net income (loss), other comprehensive income (loss) and total comprehensive income (loss) in two separate consecutive statements.

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

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet.  The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset.  The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded.  For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts.   The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented.  At June 30, 2012 the Company did not have any transactions of the types subject to this ASU.

3.  Acquisitions

Nigeria - OML 120/121 Transaction

In April 2010, the Company acquired from CAMAC Energy Holdings Limited (“CEHL”) the Oyo Contract Rights in the OML 120/121 PSC.  In December 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL, pursuant to which the Company agreed to acquire certain of the remainder of CEHL’s interest in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).

In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to Allied Energy Plc. (“Allied”), an affiliate of CEHL, upon the closing of the OML 120/121 Transaction in February 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to Allied upon the achievement of certain milestones relating to exploration and production outside of the Oyo Field.

If any of the milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date.  As of June 30, 2012, none of the milestones had been reached.

Award of Kenya Exploration Blocks

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts (“Kenya PSCs”) with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28.  For all Blocks, the Company will be the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery.  The Company is responsible for all exploration expenditures.

The Kenya PSCs for Blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study and acquire, process and interpret 3D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each Block in each such additional period.

The Kenya PSCs for Blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study and acquire, process and interpret 3D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each Block, in each such additional period.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In addition to the minimum work obligations, each of the Kenya PSC’s require annual surface rental payments, training fund payments and contributions to local community development projects.  All of the Kenya PSCs also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

Award of Gambia Offshore Exploration Blocks

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia (the “Licenses”), for previously awarded exploration blocks A2 and A5 (“the Blocks”).  For both Blocks, the Company will be the operator, with the Gambia National Petroleum Company (GNPC) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

The Licenses for both Blocks provide for an initial exploration period of four years with specified work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study, acquire, process and interpret 3D seismic data, drill one exploration well to the total depth of 5,000 meters below mean sea level and evaluate drilling results, with the first two work obligations due prior to the end of the second year.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well in each additional period for each Block.

In addition to the minimum work obligations, the Licenses require annual rental payments and training and resource fees.  Each of the Licenses also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

4.  Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 30,	December 31,
	2012	2011
Oil and gas Properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	18,520	15,233
Proved oil and gas properties, net	187,692	190,979
Unproved oil and gas properties	8,390	5,150
Oil and gas Properties, net	196,082	196,129

Property, plant and equipment, other	782	779
Less: Accumulated depreciation	597	522
Property, plant and equipment, other, net	185	257
Total property, plant and equipment	$196,267	$196,386

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

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	(In thousands)
Africa	$-	$20,017	$5,672	$20,017
Total revenues	$-	$20,017	$5,672	$20,017
Net (Loss) Income attributable to CAMAC Energy Inc.
Africa	$(633)	$9,904	$1,171	$(14,585)
Asia	(450)	(705)	(844)	(1,396)
Corporate	(2,892)	(3,502)	(5,598)	(6,520)
Net (loss) income attributable to CAMAC Energy Inc.	$(3,975)	$5,697	$(5,271)	$(22,501)

	As of
	June 30,	December 31,
	2012	2011
Assets	(In thousands)
Africa	$208,636	$218,702
Asia	256	272
Corporate	4,384	15,056
Total as sets	$213,276	$234,030

 6.  Long-Term Note Payable – Related Party

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time. Pursuant to the initial terms of the Promissory note, the unpaid aggregate outstanding principal amount of all loans was to mature on June 6, 2013.  Subsequent to the quarter ended June 30, 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013.

As of June 30, 2012, $8.0 million was outstanding.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.

7.  Accrued Expenses

Accrued expenses are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Accrued workover costs	$1,084	$1,367
Accrued professional fees	638	573
Accrued royalties	5,741	3,160
Accrued contingent consideration	890	890
Accrued payroll and benefits	446	494
Other	556	438
Total accrud expenses	$9,355	$6,922

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.  Equity

During the three and six months ended June 30, 2012, the Company issued 324,188 and 332,856 shares respectively, of Common Stock upon the exercise of options and vesting of restricted stock awards.  During the three months ended June 30, 2012, the Company granted options to purchase a total of 65,485 shares of common stock and restricted stock awards for 655,370 shares of common stock with vesting periods from 12 months to 36 months, pursuant to the Company’s 2009 Equity Incentive Plan.

9.  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Basic	155,605	154,243	155,593	154,084
Diluted	155,605	154,607	155,593	154,084

The number of stock options, warrants and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	5	-	9	166
Warrants	-	-	-	167
Nonvested restricted stock awards	448	-	388	199

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.  Financial Instruments and Fair Value Measurements

The June 30, 2012, unaudited consolidated balance sheet includes an available-for-sale equity investment in a nonsubsidiary company carried at a fair value of $305,000. The fair value was determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures). Level 1 input, represent inputs observable in an active market, which in this case is an active public stock market.

At June 30, 2012, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, long-term investments, trade receivables, deposits, long-term advances, accounts payable, accrued expenses and long-term debt at floating interest rates approximate their fair values, principally due to the short-term nature, maturities or nature of interest rates of many of the above listed items.

11.  Commitments and Contingencies

Workover Commitment

As of June 30, 2012, the Company had an unpaid workover commitment for rig rental and other costs related to Oyo Field well #5 of approximately $16.8 million.

Contingencies

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. An Arbitrator has been chosen, discovery has been completed and the hearing is scheduled for September 2012.  The Company believes the claims are without merit and intends to vigorously defend itself against such claims.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2012, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

12.  Related Party Transactions

Agreements with Related Parties

For certain related party agreements entered into in prior periods, including executive officers, refer to Note 19 - Related Party Transactions in the Company’s Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the three and six month periods ended June 30, 2012, the Company made cash severance payments totaling an aggregate of $120,834 and $169,167, respectively, to two former executives pursuant to the terms of separation agreements entered into with each former executive.

Transactions With Related Parties

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates.  The following tables summarize related party transactions and balances for the respective periods.

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
CEHL, accounts payable	$396	$162
CEHL, L/T note payable	$8,034	$6,000
U.S. executive bonuses, accounts payable	$140	$290

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

CEHL, operating expenses	$162	$1,755	$292	$1,768
CEHL, interest on L/T note payable	$30	$33	$61	$33

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13.  Subsequent Events

Sale of China Asset

On July 23, 2012, the Company signed a definitive share sale and purchase agreement to divest its interest in the Zijinshan Gas Block in China to Leyshon Resources Limited (“Leyshon”), a natural resources mining company based in Beijing, China.  Under the agreed terms of the transaction, which was completed on August 6, 2012,  the Company divested its wholly-owned Hong Kong subsidiary Pacific Asia Petroleum Limited (PAPL) for cash consideration of $2.5 million and 10 million fully paid ordinary shares in Leyshon.

PAPL holds the Company’s interest in the Zijinshan production sharing contract (the “Zijinshan PSC”) relating to the Zijinshan Gas Block in the Shanxi Province of China. Since 2008, the Company has engaged in exploration activities on this Block in search of coalbed methane and other gas.  The Company has made a strategic decision to monetize this asset and withdraw from activity in China in order to focus its efforts and capital resources on its core Africa activities.

As a result of this transaction, the Company will commence reporting its China operations, including other inactive operations not involved in this sale, as discontinued operations in financial statements for the quarterly period ending September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is engaged in the exploration, development, and production of oil and gas outside the United States, directly and through joint ventures and other ventures in which it may participate.  Currently the Company has interests in OML 120/121 oil and gas leases in deep water offshore Nigeria and has recently acquired exploratory acreage in Kenya and The Gambia.

The Company was originally incorporated in Delaware on December 12, 1979 as Gemini Marketing Associates Inc., subsequently changed its name to Pacific East Advisors, Inc., and on May 7, 2007 consummated a reverse merger involving predecessor company IMPCO and ADS (the “Mergers”), in connection with which the Company changed its name to Pacific Asia Petroleum, Inc. The Company’s name was changed to CAMAC Energy Inc. upon the acquisition of certain interests in oil and gas properties located offshore Nigeria in April 2010.  The Company’s corporate headquarters is located in Houston, Texas.

Africa Developments

Nigeria

For the three months ended June 30, 2012 and 2011, the Oyo Field had gross crude oil production from two producing wells averaging 2,786 and 4,109 barrels per day, respectively, of which the Company’s net shares including Cost Oil were 441 and 1,215 barrels per day, respectively.  For the six months ended June 30, 2012 and 2011, the Oyo Field had gross crude oil production from two producing wells averaging 2,867 and 4,063 barrels per day, respectively, of which the Company’s net shares including Cost Oil were 454 and 1,201 barrels per day, respectively.  There were no liftings of crude oil during the three months ended June 30, 2012 and one lifting of approximately 290,000 barrels of crude oil during the six months ended June 30, 2012 at a price of $123.73 per barrel.  At June 30, 2012, the Company had a remaining workover commitment related to the Oyo well #5 workover of $16.8 million which was charged to expense in prior periods.  This amount will be eligible for recovery as future Cost Oil revenue after payment occurs, and the rate of recovery will be affected by future production levels and other field expenditures.

In June 2012, Nigerian Agip Exploration Limited (“NAE”) completed the previously announced sale of its 40% working interest in OML 120/121 to Allied Energy Plc., an affiliate of the Company.  Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing  in the fourth quarter 2012.  The new well, Oyo #7, will be designed to both increase the current production levels and test the prospective resource potential of the deeper Miocene reservoir in the field.

Kenya

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts (“Kenya PSCs”) with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28.  For all Blocks, the Company will be the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery.  The Company is responsible for all exploration expenditures.

The Kenya PSCs for Blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study and acquire, process and interpret 3D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each Block in each such additional period.

The Kenya PSCs for Blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study and acquire, process and interpret 3D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each Block, in each such additional period.

In addition to the minimum work obligations, each of the Kenya PSC’s require annual surface rental payments, training fund payments and contributions to local community development projects.  All of the Kenya PSCs also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

Gambia

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia (the “Licenses”), for previously awarded exploration blocks A2 and A5 (“the Blocks”).  For both Blocks, the Company will be the operator, with the Gambia National Petroleum Company (GNPC) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

The Licenses for both Blocks provide for an initial exploration period of four years with specified work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study, acquire, process and interpret 3D seismic data, drill one exploration well to the total depth of 5,000 meters below mean sea level and evaluate drilling results, with the first two work obligations due prior to the end of the second year.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well in each additional period for each Block.

In addition to the minimum work obligations, the Licenses require annual rental payments and training and resource fees.  Each of the Licenses also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

Asia Developments

China

As of June 30, 2012, our active operations in China were focused on gas reserves exploration and development, where the Company has operated the Zijinshan Gas Block located in Shanxi province since 2009.  The Company has drilled a total of four exploration wells and has not yet declared any net proved reserves for this area.  In October 2011, the Company retained a financial advisor to assist in the identification and evaluation of opportunities to monetize its Zijinshan gas asset.

On July 23, 2012, the Company signed a definitive share sale and purchase agreement to divest its interest in the Zijinshan Gas Block in China.  This transaction was completed on August 6, 2012.  See Note 13 of Notes to Unaudited Consolidated Financial Statements for the agreed terms of this transaction.

The Company ceased all active enhanced oil recovery and production operations in 2010, including consideration of the Chifeng agreement area in Inner Mongolia for a possible enhanced oil recovery and production project.  In February 2011, the Board of Directors of Dong Fang approved dissolution of Dong Fang, the operating company.  Effective June 20, 2011 a settlement agreement with the noncontrolling interest parties provided for settling of all claims and disputes, termination of existing contracts and agreements, transfers of related patent application rights to Mr. Li Xiang Dong, disposition of remaining assets and liabilities, and agreement to liquidate Dong Fang.  As of June 30, 2012 all patent application rights had been transferred to Mr. Li Xiang Dong and the remaining assets and liabilities had been transferred, settled or disposed of, as applicable.

Results of Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Three months ended June 30, 2012, compared to the three months ended June 30, 2011:

Revenues.  We had no revenues for the three months ended June 30, 2012, as compared to $20,017,000 for the three months ended June 30, 2011.  There was no lifting in the current period.  During the three months ended June 30, 2012 and 2011, the average gross production from the Oyo Field was 2,786 and 4,109 barrels per day, respectively, and the Company’s share of average daily net production was 441 and 1,215 barrels per day, respectively.  The revenue per barrel on crude oil sold during the three months ended June 30, 2011 was $112.83.

Lease operating expenses and production costs.  Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil.  Our lease operating expenses in the three months ended June 30, 2012 were $1,000 as compared to $2,417,000 for the three months ended June 30, 2011. The $2,416,000 decrease was primarily due to technical services cost of $1,653,000 and workover cost of $736,000 related to well #5 in the Oyo Field in the prior period.

Exploratory expenses.  Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and other lease related costs charged to expense. Our exploratory expenses in the three months ended June 30, 2012 were $710,000 as compared to $250,000 for the three months ended June 30, 2011. The $460,000 increase was due to higher salaries and benefits expense of $314,000 and higher other lease related costs related to our recent Kenya and The Gambia lease acquisitions of $234,000 in the current period, partially offset by lower other costs of $88,000.

Depreciation, depletion and amortization expenses.  Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in the three months ended June 30, 2012 were $35,000 as compared to $6,941,000 for the three months ended June 30, 2011. The $6,906,000 decrease was primarily due to the lifting in the prior period. There was no lifting in the current period.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses in the three months ended June 30, 2012, were $3,201,000 as compared to $4,228,000 for the three months ended June 30, 2011. The $1,027,000 decrease was due to lower salaries and benefits expense of $1,440,000, partially offset by higher stock-based compensation of $276,000 and higher other costs of $137,000.  The lower salaries and benefits expense primarily is due to officer resignations in the prior period.

Six months ended June 30, 2012, compared to the six months ended June 30, 2011:

Revenues.  Our revenues for the six months ended June 30, 2012 were $5,672,000 as compared to $20,017,000 for the six months ended June 30, 2011.  The $14,345,000 decrease was due to lower volumes sold in 2012, primarily related to timing of liftings and lower production volumes.  During the six months ended June 30, 2012 and 2011, the average gross production from the Oyo Field was 2,867 and 4,063 barrels per day, respectively, and the Company’s share of average daily net production was 454 and 1,201 barrels per day, respectively.  The revenue per barrel on crude oil sold during the six months ended June 30, 2012 and 2011 was $123.73 and $112.83, respectively.

Lease operating expenses and production costs.  Our lease operating expenses in the six months ended June 30, 2012 were $179,000 as compared to $26,894,000 for the six months ended June 30, 2011. The $26,715,000 decrease was primarily due to lower workover costs of $25,154,000 related to well #5 in the Oyo Field and lower technical services cost of $1,653,000.  The technical services agreement related to the Oyo Field operations was terminated as of March 31, 2011.

Exploratory expenses.  Our exploratory expenses in the six months ended June 30, 2012 were $1,332,000 as compared to $427,000 for the six months ended June 30, 2011. The $905,000 increase was primarily due to higher salaries and benefits expense of $642,000 and other lease related costs of $270,000 related to our recent Kenya and The Gambia lease acquisitions.

Depreciation, depletion and amortization expenses.  Our depreciation, depletion and amortization expenses in the six months ended June 30, 2012 were $3,362,000 as compared to $7,007,000 for the six months ended June 30, 2011. The $3,645,000 decrease was primarily due to lower sales volumes in 2012, primarily related to timing of liftings and lower production volumes.

General and administrative expenses.  Our general and administrative expenses in the six months ended June 30, 2012, were $6,018,000 as compared to $7,764,000 for the six months ended June 30, 2011. The $1,746,000 decrease was due to  lower salaries and benefits expense of $1,241,000, primarily due to officer resignations in the prior period, and lower stock-based compensation of $1,249,000, partially offset by higher consulting and legal expenses of $323,000 and higher other costs of $421,000.

Segment Analysis

The following table compares revenues and net income (loss) attributable to CAMAC Energy Inc. stockholders for each of our business segments for the three and six months ended June 30, 2012 and 2011. Net (loss) income attributable to CAMAC Energy Inc. consists of our revenues less costs and operating expenses, other income (expense), income tax expense and non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	(In thousands)
Africa	$-	$20,017	$5,672	$20,017
Total revenues	$-	$20,017	$5,672	$20,017
Net (Loss) Income attributable to CAMAC Energy Inc.
Africa	$(633)	$9,904	$1,171	$(14,585)
Asia	(450)	(705)	(844)	(1,396)
Corporate	(2,892)	(3,502)	(5,598)	(6,520)
Net (loss) income attributable to CAMAC Energy Inc.	$(3,975)	$5,697	$(5,271)	$(22,501)

Africa

The Company had no revenues from Africa in the three months ended June 30, 2012, as compared to $20,017,000 for the three months ended June 30, 2011.  The decrease was due to no lifting in the current period, as well as lower production volumes.  During the three months ended June 30, 2012 and 2011, the average gross production from the Oyo Field was 2,786 and 4,109 barrels per day, respectively, and the Company’s share of average daily net production was 441 and 1,215 barrels per day, respectively.  The revenue per barrel on crude oil sold during the three months ended June 30, 2011 was $112.83.

Africa revenues in the six months ended June 30, 2012 were $5,672,000 as compared to $20,017,000 for the six months ended June 30, 2011.  The $14,345,000 decrease was primarily due to lower Cost Oil recovery revenue resulting from the timing of payments for workover costs related to well #5 in the Oyo Field and lower production volumes.  During the six months ended June 30, 2012 and 2011, the average gross production from the Oyo Field was 2,867 and 4,063 barrels per day, respectively, and the Company’s share of average daily net production was 454 and 1,201 barrels per day, respectively.  The revenue per barrel on crude oil sold during the six months ended June 30, 2012 and 2011, was $123.73 and $112.83, respectively.

The Africa segment had a net loss of $633,000, for the three months ended June 30, 2012, as compared to net income of $9,904,000, for the three months ended June 30, 2011.  The decrease in net income of $10,537,000 was primarily due to no lifting in the current period versus a lifting in the prior period, resulting in significant prior period net income after depletion expense.

The Africa segment had net income of $1,171,000 for the six months ended June 30, 2012, as compared to a net loss of $14,585,000, for the six months ended June 30, 2011.  The increase of $15,756,000 was primarily due to decreased workover costs of $25,154,000 related to well #5 in the Oyo Field, partially offset by decreased revenues of $14,345,000 (primarily Cost Oil revenue), and decreased depletion expense of $3,593,000 related to fewer barrels sold in 2012.

 Asia

The Asia segment had a net loss of $450,000 and $705,000 for the three months ended June 30, 2012 and 2011, respectively.  The decrease in net loss of $255,000 is primarily due to reduced operations.

The Asia segment had a net loss of $844,000 and $1,396,000 for the six months ended June 30, 2012 and 2011, respectively.  The decrease in net loss of $552,000 is primarily due to reduced operations.

Corporate

Net loss for the Corporate segment for the three months ended June 30, 2012 and 2011, was $2,892,000 and $3,502,000, respectively.  The decrease in net loss of $610,000 was due to lower salaries and benefits of $1,233,000, primarily due to officer resignations in the prior period, partially offset by higher stock-based compensation of $276,000 and other higher costs of $347,000.

Net loss for the Corporate segment for the six months ended June 30, 2012 and 2011, was $5,598,000 and $6,520,000, respectively.  The decrease in net loss of $922,000 was due to lower stock-based compensation of $1,249,000 and lower salaries and benefits of $870,000, primarily due to officer resignations in the prior period, partially offset by higher consulting and legal expenses of $423,000 and other higher costs of $774,000.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash and cash equivalents of $3,396,000, accounts receivable of $11,414,000, accounts payable of $15,769,000 and accrued expenses of $9,355,000.

During the six months ended June 30, 2012, net cash used in operating activities was $9,039,000 as compared to $36,240,000 for the six months ended June 30, 2011. The net reduction in cash used in operating activities of $27,201,000 was primarily due to a decrease in net loss before non-cash expenses (primarily dry hole costs, depreciation, depletion, amortization and stock-based compensation), mostly offset by the timing of working capital items.

During the six months ended June 30, 2012, net cash used in investing activities was $3,206,000 as compared to $6,464,000 in the six months ended June 30, 2011. The decrease in cash used in investing activities of $3,258,000 was partially due to the $5,000,000 payment related to the OML 120/121 Transaction in the prior period offset by the Gambia and Kenya lease bonus payments of $3,240,000 in the current period .

During the six months ended June 30, 2012, net cash provided by financing activities was $2,037,000 as compared to $25,030,000 in the six months ended June 30, 2011. The decrease of cash provided by financing activities of $22,993,000 was primarily due to the decrease in proceeds from the Promissory Note during the current period.

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time. Pursuant to the initial terms of the Promissory note, the unpaid aggregate outstanding principal amount of all loans was to mature on June 6, 2013.  Subsequent to the quarter ended June 30, 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013.

As of June 30, 2012, $8.0 million was outstanding.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report, assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through June 30, 2012, substantially all of our capital had been raised through private placements and registered direct offerings of equity instruments.

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

Tabular Disclosure of Contractual Obligations

Please see our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 7 for a table summarizing the Company’s significant contractual obligations as of December 31, 2011.  No material changes to such information have occurred during the six months ended June 30, 2012, other than the obligations related to the Kenya PSC’s and the Gambia Licenses during the initial exploration periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices. Please see our Annual Report on Form 10-K for the year ended December 31, 2011 under Part II, Item 7A.  No material changes to such information have occurred during the six months ended June 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On June 28, 2011, Mr. Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and unlawful termination in connection with Mr. Lawal’s June 6, 2011 termination from the Company. On September 16, 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. On October 31, 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. An Arbitrator has been chosen, discovery has been completed and the hearing is scheduled for September 2012.  The Company believes the claims are without merit and intends to vigorously defend itself against such claims.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2012 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

ITEM 1A.	RISK FACTORS

Please see our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A, for discussion on the risk factors.   No material changes to such information have occurred during the six months ended June 30, 2012.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
3.2	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
10.4	Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L1B.
10.5	Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L16.
10.6	Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L27.
10.7	Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L28.
10.8	Petroleum (Exploration, Development and Production) License, by and between the Republic of The Gambia and CAMAC Energy A2 Gambia Ltd., dated May 24, 2012, relating to Block A2.
10.9	Petroleum (Exploration, Development and Production) License, by and between the Republic of The Gambia and CAMAC Energy AS Gambia Ltd., dated May 24, 2012, relating to Block A5.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: August 8, 2012	By:	/S/ Earl W. McNiel
Earl W. McNiel
Interim Chief Financial Officer
(Principal Financial Officer)