Form 10-Q
period 2012-09-30
CAMAC Energy Inc.
filed 2012-11-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 01-34525

CAMAC ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0349798
(State or Other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd., Suite 2250, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

At November 5, 2012 there were 155,905,643 shares of common stock, par value $0.001 per share, outstanding.

CAMAC ENERGY INC.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of CAMAC Energy Inc. and its subsidiaries and joint-ventures (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

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

●	Ability to develop oil and gas reserves.
●	Dependence on key personnel, technical services and contractor support.
●	Fluctuation in quarterly operating results.
●	Possible significant influence over corporate affairs by significant stockholders.
●	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
●	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
●	Competition from large petroleum and other energy interests.
●	Changes in laws and regulations that affect our operations and the energy industry in general.
●	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
●	Expropriation and other risks associated with foreign operations.
●	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
●	The lack of availability of oil and gas field goods and services.
●	Environmental risks and changing economic conditions.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMAC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,661	$13,626
Accounts receivable	6,043	22,099
Other current assets	1,439	1,641
Current assets of discontinued operations	2	73
Total current assets	13,145	37,439

Property, plant and equipment, net:
Oil and gas properties (successful efforts method of accounting), net	190,587	195,979
Property, plant and equipment, other, net	360	243
Total property, plant and equipment, net	190,947	196,222

Other assets	1,943	169
Noncurrent assets of discontinued operations	35	200

Total Assets	$206,070	$234,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,142	$35,305
Accrued expenses	4,107	6,723
Current liabilities of discontinued operations	3	791
Total current liabilities	19,252	42,819

Long-term note payable - related party	4,419	6,000

Total Liabilities	23,671	48,819

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value - 300,000,000 shares authorized,
155,905,087 and 155,385,563 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	156	155
Paid-in capital	461,583	461,157
Accumulated deficit	(279,071)	(275,838)
Accumulated other comprehensive loss	(263)	(265)
Total stockholders' equity - CAMAC Energy Inc.	182,405	185,209
Noncontrolling interests of discontinued operations	(6)	2
Total Equity	182,399	185,211

Total Liabilities and Equity	$206,070	$234,030

 See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011
	(unaudited)
Continuing Operations
Crude oil sales, net of royalties	$7,945	$9,648

Operating costs and expenses:
Lease operating expenses and production costs	76	700
Exploratory expenses	1,012	384
Depreciation, depletion and amortization	5,384	3,220
General and administrative expenses	3,417	3,038
Total operating costs and expenses	9,889	7,342

Operating (loss) income	(1,944)	2,306

Other expense, net	(36)	(88)

(Loss) income from continuing operations before income taxes	(1,980)	2,218
Income tax expense	-	508
Net (loss) income from continuing operations	(1,980)	1,710

Discontinued Operations
Net loss from discontinued operations, net of tax	(142)	(2,385)
Gain on divestiture, net	4,160	-
Net income (loss) from discontinued operations	4,018	(2,385)

Net income (loss)	$2,038	$(675)

Net (loss) income per common share - basic:
Continuing operations	$(0.01)	$0.01
Discontinued operations	$0.03	$(0.01)
Total	$0.01	$(0.00)
Net (loss) income per common share - diluted:
Continuing operations	$(0.01)	$0.01
Discontinued operations	$0.03	$(0.01)
Total	$0.01	$(0.00)
Weighted average common shares outstanding:
Basic	155,964	154,687
Diluted	155,964	154,778

 See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Continuing Operations
Crude oil sales, net of royalties	$13,617	$29,665

Operating costs and expenses:
Lease operating expenses and production costs	255	27,594
Exploratory expenses	2,167	464
Depreciation, depletion and amortization	8,739	10,183
General and administrative expenses	8,773	9,806
Total operating costs and expenses	19,934	48,047

Operating loss	(6,317)	(18,382)

Other expense, net	(96)	(102)

Loss from continuing operations before income taxes	(6,413)	(18,484)
Income tax expense	-	988
Net loss from continuing operations	(6,413)	(19,472)

Discontinued Operations
Net loss from discontinued operations, net of tax	(988)	(3,781)
Gain on divestiture, net	4,160	-
Net income (loss) from discontinued operations	3,172	(3,781)

Net loss	(3,241)	(23,253)
Net loss attributable to noncontrolling interests - discontinued operations	8	77

Net loss attributable to CAMAC Energy Inc.	$(3,233)	$(23,176)

Net (loss) income per common share attributable to CAMAC Energy Inc. - basic
Continuing operations	$(0.04)	$(0.13)
Discontinued operations	$0.02	$(0.02)
Total	$(0.02)	$(0.15)
Net (loss) income per common share attributable to CAMAC Energy Inc. - diluted
Continuing operations	$(0.04)	$(0.13)
Discontinued operations	$0.02	$(0.02)
Total	$(0.02)	$(0.15)
Weighted average common shares outstanding:
Basic	155,718	154,287
Diluted	155,718	154,287

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,
	2012	2011
	(unaudited)

Net income (loss)	$2,038	$(675)
Other comprehensive income (loss) - net of tax:
Foreign currency adjustments	104	(18)
Unrealized loss on investments	(249)	(56)
Total other comprehensive loss	(145)	(74)

Comprehensive income (loss)	$1,893	$(749)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)

Net loss	$(3,241)	$(23,253)
Other comprehensive income (loss) - net of tax:
Foreign currency adjustments	104	(17)
Unrealized loss on investments	(102)	(85)
Total other comprehensive income (loss)	2	(102)

Comprehensive loss	(3,239)	(23,355)
Comprehensive loss attributable to noncontrolling interests	8	75

Comprehensive loss attributable to CAMAC Energy Inc.	$(3,231)	$(23,280)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities	(unaudited)

Net loss	$(3,241)	$(23,253)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	8,747	10,231
Stock-based compensation	423	1,832
Currency transaction loss (gain)	10	(17)
Dry hole costs	(37)	2,100
Gain on divestiture, net	(4,160)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,056	(2,228)
Decrease in other current assets	221	1,668
Decrease in inventories	-	72
Decrease in income taxes payable	-	(136)
(Decrease) increase in accounts payable	(20,742)	35,058
Decrease in accrued expenses	(2,598)	(28,760)
Net cash used in operating activities	(5,321)	(3,433)

Investing activities
Capital expenditures	(3,426)	(7,120)
Proceeds on divestiture, net	2,364	-
Net sales of available for sale securities	-	256
Decrease in other assets	2	131
Net cash used in investing activities	(1,060)	(6,733)

Financing activities
Proceeds from long-term note payable - related party	5,000	25,000
Payments of long-term note payable - related party	(6,581)	(25,000)
Proceeds from exercise of warrants and stock options	3	177
Net cash (used in) provided by financing activities	(1,578)	177

Effect of exchange rate on cash and cash equivalents	(6)	(4)

Net decrease in cash and cash equivalents	(7,965)	(9,993)
Cash and cash equivalents at beginning of period	13,626	28,918
Cash and cash equivalents at end of period	$5,661	$18,925

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$96	$114
Supplemental disclosure of non-cash investing and financing activities
Nonsubsidiary common stock received as partial proceeds for divestiture, net	$1,877	$-

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

In July 2012, the Company signed a definitive share sale and purchase agreement to divest its interest in the Zijinshan Gas Block in China.  This transaction was completed on August 6, 2012.  The Company has classified the current and historical results of its China operations, including other inactive operations not involved in this sale, as discontinued operations, net of tax, in the accompanying consolidated statements of operations.  See Note 3 for more information regarding the sale.  Unless otherwise indicated, the information in these notes to the consolidated financial statements relates to the Company’s continuing operations.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet.  The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset.  The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded.  For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts.   The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented.  At September 30, 2012, the Company did not have any transactions of the types subject to this ASU.

3.  Discontinued Operations

In August 2012, the Company divested its wholly-owned Hong Kong subsidiary Pacific Asia Petroleum Limited (PAPL) for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited (“Leyshon”), a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million.

PAPL held the Company’s interest in the Zijinshan production sharing contract (the “Zijinshan PSC”) relating to the Zijinshan Block in the Shanxi Province of China. Since 2008, the Company engaged in exploration activities on this Block in search of coalbed methane and other gas.  The Company made a strategic decision to monetize this asset and withdraw from activity in China in order to focus its efforts and capital resources on its core Africa activities.

The Company has reclassified all assets, liabilities and the results of operations for Asia to discontinued operations for all periods presented.

Results of operations from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Costs and expenses:
Exploratory expenses	$27	$2,045	$204	$2,391
Depreciation, depletion and amortization	1	4	8	48
General and administrative expenses	114	344	776	1,343
Other income	-	(8)	-	(1)
Total costs and expenses	142	2,385	988	3,781

Loss before income taxes	(142)	(2,385)	(988)	(3,781)
Income tax expense	-	-	-	-
Net loss before noncontrolling interests	(142)	(2,385)	(988)	(3,781)

Noncontrolling interests	-	-	8	77
Net loss	$(142)	$(2,385)	$(980)	$(3,704)

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of discontinued operations are as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Other current assets	$2	$73
Property, plant and equipment, net	-	164
Other assets	35	36
Total assets	$37	$273

Accounts payable	$-	$592
Accrued expenses	3	199
Total liabilities	$3	$791

4.  Acquisitions

Nigeria - OML 120/121 Transaction

In April 2010, the Company acquired from affiliates of CAMAC Energy Holdings Limited (“CEHL”) their  interests relating to the Oyo Field (the "Oyo Contract Rights") in the OML 120/121 Production Sharing Contract ("PSC") in exchange for shares of common stock of the Company.  In December 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL and such affiliates', pursuant to which the Company agreed to acquire certain of the remainder of the affiliates' interest in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).

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

If any of the milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date.  As of September 30, 2012, none of the milestones had been reached.

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

Award of Gambia Offshore Exploration Blocks

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia (the “Licenses”), for previously awarded exploration blocks A2 and A5 (the “Blocks”).  For both Blocks, the Company will be the operator, with the Gambia National Petroleum Company (GNPC) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

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

5.  Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Oil and gas properties:
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	23,865	15,233
Proved oil and gas properties, net	182,347	190,979
Unproved oil and gas properties	8,240	5,000
Oil and gas properties, net	190,587	195,979

Property, plant and equipment, other	838	614
Less: Accumulated depreciation	478	371
Property, plant and equipment, other, net	360	243
Total property, plant and equipment	$190,947	$196,222

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  Operating Segment Data

The Company manages its operations on a geographical basis.  Historically, the Company reported two operating segments:  Africa and Asia.  In August 2012, the Company sold its principal China operations, which comprised the remaining portion of the Asia segment.  As a result, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the periods ended September 30, 2012 and 2011 are presented in one reportable segment.

7.  Long-Term Note Payable – Related Party

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, were to mature on June 6, 2013.  During August 2012, the Promissory Note was amended, to extend the maturity date to October 15, 2013.

As of September 30, 2012, $4.4 million was outstanding.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.

8.  Accounts Payable and Accrued Expenses

As of September 30, 2012, the Company had approximately $15.1 million of approved and unpaid workover invoices related to Oyo Field well #5, and $19.3 million as of December 31, 2011.

Accrued expenses are as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)

Accrued royalties	$-	$3,160
Accrued contingent consideration	890	890
Accrued professional fees	858	474
Accrued payroll and benefits	585	406
Accrued workover costs	538	1,367
Other	1,236	426
Total accrued expenses	$4,107	$6,723

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.  Equity

During the three and nine months ended September 30, 2012, the Company issued 186,668 and 519,524 shares respectively, of Common Stock upon the exercise of options and vesting of restricted stock awards.

10.  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Basic	155,964	154,687	155,718	154,287

Diluted	155,964	154,778	155,718	154,287

The number of stock options, warrants and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position for continuing operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Stock options	-	-	5	133
Warrants issued in stock offerings	-	-	-	193
Nonvested restricted stock awards	161	-	287	285

11.  Financial Instruments and Fair Value Measurements

The September 30, 2012, unaudited consolidated balance sheet includes two available-for-sale equity investments in nonsubsidiary companies carried at a fair value of $1,932,000. The fair values were determined using “Level 1” inputs as defined in ASC Topic 820 (Fair Value Measurements and Disclosures). Level 1 inputs represent inputs observable in an active market, which in this case is an active public stock market.

At September 30, 2012, the carrying amounts of the Company’s other financial instruments, which include cash equivalents, long-term investments, trade receivables, deposits, long-term advances, accounts payable, accrued expenses and long-term debt at floating interest rates approximate their fair values, principally due to the short-term nature, maturities or nature of interest rates of many of the above listed items.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  Commitments and Contingencies

Contingencies

In June 2011, Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and wrongful termination in connection with his termination from the Company. In September 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. In October 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. The arbitration hearing was scheduled to commence in late October 2012.   On October 19, 2012, a settlement agreement was reached resolving the matters described above.  The settlement will have no material effect on our consolidated financial position or our net income or loss.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2012, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

13.  Related Party Transactions

Agreements with Related Parties

For certain related party agreements entered into in prior periods, including executive officers, refer to Note 19 - Related Party Transactions in the Company’s Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the nine months ended September 30, 2012, the Company made cash severance payments totaling an aggregate of $169,167 to two former executives pursuant to the terms of separation agreements entered into with each former executive.

Transactions With Related Parties

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates.  The following tables summarize related party transactions and balances for the respective periods.

	September 30, 2012	December 31, 2011
	(In thousands)

CEHL, accounts payable	$9,590	$162

CEHL, long-term note payable	$4,419	$6,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

CEHL, operating expenses	$252	$97	$536	$1,865

CEHL, interest on long-term note payable	$36	$81	$97	$114

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2012, the Company divested its wholly-owned Hong Kong subsidiary Pacific Asia Petroleum Limited (PAPL) for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited (“Leyshon”), a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million.

PAPL held the Company’s interest in the Zijinshan production sharing contract (the “Zijinshan PSC”) relating to the Zijinshan Block in the Shanxi Province of China. Since 2008, the Company engaged in exploration activities on this Block in search of coalbed methane and other gas.  The Company made a strategic decision to monetize this asset and withdraw from activity in China in order to focus its efforts and capital resources on its core Africa activities.

As a result of the above transaction, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the periods ended September 30, 2012 and 2011 are presented in one reportable segment.

Africa Developments

Nigeria

For the three months ended September 30, 2012 and 2011, the Oyo Field had gross crude oil production from two producing wells averaging 2,641 and 3,514 barrels per day, respectively, of which the Company’s net shares including Cost Oil were 388 and 833 barrels per day, respectively.  For the nine months ended September 30, 2012 and 2011, the Oyo Field had gross crude oil production from two producing wells averaging 2,791 and 3,878 barrels per day, respectively, of which the Company’s net shares including Cost Oil were 438 and 1,025 barrels per day, respectively.  There were three liftings totaling approximately 765,000 barrels of crude oil during the nine months ended September 30, 2012 at an average price of $113.23 per barrel.  At September 30, 2012, the Company had a remaining workover liability related to the Oyo well #5 workover of approximately $15.6 million which was charged to expense in prior periods.  This amount will be eligible for recovery as future Cost Oil revenue after payment occurs, and the rate of recovery will be affected by future production levels and other field expenditures.

In June 2012, Nigerian Agip Exploration Limited (“NAE”) completed the previously announced sale of its 40% working interest in OML 120/121 to Allied Energy Plc., an affiliate of the Company.  Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing in the first quarter 2013.  The new well, Oyo #7, will be designed to both increase the current production levels and test the prospective resource potential of the deeper Miocene reservoir in the field.

In October 2012, the Company announced that Allied has engaged Axxis Petroconsultants Limited (“Axxis”), as project manager for the drilling of Oyo #7 well.  Axxis is an experienced management and engineering services firm that has successfully managed both offshore and onshore drillings rigs and projects in West Africa.  Axxis will work with both the Company and Allied personnel to finalize the ongoing rig negotiations, procure long lead items and manage the drilling program from mobilization to completion.  Additionally in October 2012, the Company announced that Allied has also engaged various experienced vendors to provide certain equipment and services related to the drilling of the Oyo #7 well.

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

Results of Operations – Continuing Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Three months ended September 30, 2012, compared to the three months ended September 30, 2011:

Revenues.  Our revenues for the three months ended September 30, 2012, were $7,945,000 as compared to $9,648,000 for the three months ended September 30, 2011.  During the three months ended September 30, 2012 and 2011, the average gross production from the Oyo Field was 2,641 and 3,514 barrels per day, respectively, and the Company’s share of average daily net production was 388 and 833 barrels per day, respectively.  The revenue per barrel on crude oil sold during the three months ended September 30, 2012 and 2011, was $106.83 and $116.91, respectively.

Lease operating expenses and production costs.  Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil.  Our lease operating expenses in the three months ended September 30, 2012 were $76,000 as compared to $700,000 for the three months ended September 30, 2011. The $624,000 decrease was primarily due to workover costs of $535,000 related to well #5 in the Oyo Field in the prior period and higher other costs of $89,000.

Exploratory expenses.  Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, training and community) charged to expense. Our exploratory expenses in the three months ended September 30, 2012 were $1,012,000 as compared to $384,000 for the three months ended September 30, 2011. The $628,000 increase was due to higher lease related costs related to our recent Kenya and The Gambia lease acquisitions of $419,000 in the current period and higher other costs of $209,000.

Depreciation, depletion and amortization expenses.  Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in the three months ended September 30, 2012 were $5,384,000 as compared to $3,220,000 for the three months ended September 30, 2011. The $2,164,000 increase was primarily due to the increased depletion rate in the current period.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses in the three months ended September 30, 2012, were $3,417,000 as compared to $3,038,000 for the three months ended September 30, 2011. The $379,000 increase was due to higher salaries and benefits expense of $199,000, and higher other costs of $180,000.

Nine months ended September 30, 2012, compared to the nine months ended September 30, 2011:

Revenues.  Our revenues for the nine months ended September 30, 2012 were $13,617,000 as compared to $29,665,000 for the nine months ended September 30, 2011.  The $16,048,000 decrease was due to lower volumes sold in 2012, primarily related to timing of liftings and lower production volumes.  During the nine months ended September 30, 2012 and 2011, the average gross production from the Oyo Field was 2,791 and 3,878 barrels per day, respectively, and the Company’s share of average daily net production was 438 and 1,025 barrels per day, respectively.  The revenue per barrel on crude oil sold during the nine months ended September 30, 2012 and 2011 was $113.23 and $114.33, respectively.

Lease operating expenses and production costs.  Our lease operating expenses in the nine months ended September 30, 2012 were $255,000 as compared to $27,594,000 for the nine months ended September 30, 2011. The $27,339,000 decrease was primarily due to lower workover costs of $25,747,000 related to well #5 in the Oyo Field and lower technical services cost of $1,653,000, partially offset by higher other costs of $61,000.  The technical services agreement related to the Oyo Field operations was terminated as of March 31, 2011.

Exploratory expenses.  Our exploratory expenses in the nine months ended September 30, 2012 were $2,167,000 as compared to $464,000 for the nine months ended September 30, 2011. The $1,703,000 increase was primarily due to higher salaries and benefits expense of $630,000, higher lease related costs of $689,000 related to our recent Kenya and The Gambia lease acquisitions and higher other costs of $384,000.

Depreciation, depletion and amortization expenses.  Our depreciation, depletion and amortization expenses in the nine months ended September 30, 2012 were $8,739,000 as compared to $10,183,000 for the nine months ended September 30, 2011. The $1,444,000 decrease was primarily due to lower sales volumes in 2012, primarily related to timing of liftings and lower production volumes, partially offset by an increased depletion rate in the current period.

General and administrative expenses.  Our general and administrative expenses in the nine months ended September 30, 2012, were $8,773,000 as compared to $9,806,000 for the nine months ended September 30, 2011. The $1,033,000 decrease was due to  lower salaries and benefits expense of $1,045,000, primarily due to officer resignations in the prior period, and lower stock-based compensation of $1,408,000, partially offset by higher administrative costs of $589,000, higher consulting and legal expenses of $525,000 and higher other costs of $306,000.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $5,661,000, accounts receivable of $6,043,000, accounts payable of $15,142,000 and accrued expenses of $4,107,000.

During the nine months ended September 30, 2012, net cash used in operating activities was $5,321,000 as compared to $3,433,000 for the nine months ended September 30, 2011. The net increase in cash used in operating activities of $1,888,000 was primarily due to the timing of working capital items, offset by a decrease in net loss before non-cash expenses (primarily dry hole costs, depreciation, depletion and amortization and stock-based compensation) and before gain on divestiture, net.

During the nine months ended September 30, 2012, net cash used in investing activities was $1,060,000 as compared to $6,733,000 in the nine months ended September 30, 2011. The decrease in cash used in investing activities of $5,673,000 was partially due to the $5,000,000 payment related to the OML 120/121 Transaction in the prior period, offset by the current period Gambia and Kenya lease bonus payments of $3,240,000, less net cash proceeds of $2,364,000 from the divestiture of China.

During the nine months ended September 30, 2012, net cash used in financing activities was $1,578,000 as compared to net cash provided by financing activities of $177,000 in the nine months ended September 30, 2011. The increase of net cash used in financing activities of $1,755,000, was primarily due to the excess of payments greater than proceeds from the Promissory Note during the current period.

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, were to mature on June 6, 2013.  During August 2012, the Promissory Note was amended, to extend the maturity date to October 15, 2013.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of September 30, 2012, $4.4 million was outstanding.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report, assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through September 30, 2012, substantially all of our capital had been raised through private placements and registered direct offerings of equity instruments.

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

Tabular Disclosure of Contractual Obligations

Please see our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 7 for a table summarizing the Company’s significant contractual obligations as of December 31, 2011.  No material changes to such information have occurred during the nine months ended September 30, 2012, other than the obligations related to the Kenya PSCs and the Gambia Licenses during the initial exploration periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices. Please see our Annual Report on Form 10-K for the year ended December 31, 2011 under Part II, Item 7A.  No material changes to such information have occurred during the nine months ended September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2011, Abiola Lawal, former Executive Vice President and Chief Financial Officer of the Company, filed a lawsuit in Harris County, Texas District Court against the Company, alleging breach of contract and wrongful termination in connection with his termination from the Company. In September 2011, the Court issued an order staying the proceedings pending arbitration in view of the mandatory arbitration clause in the plaintiff’s employment agreement. In October 2011, the plaintiff issued a written demand for arbitration making the same allegations as the stayed lawsuit. The arbitration hearing was scheduled to commence in late October 2012.   On October 19, 2012, a settlement agreement was reached resolving the matters described above.  The settlement will have no material effect on our consolidated financial position or our net income or loss.

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2012 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

ITEM 1A.	RISK FACTORS

Please see our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A, for discussion on the risk factors affecting our business.  During the nine months ended September 30, 2012, the Company was informed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “OCA”), that the Staff of the OCA would not object to the Company’s historical accounting regarding the April 2010 acquisition of certain interests relating to the Oyo Field offshore Nigeria. Please refer to our Form 8-K dated March 30, 2012, for details relating to the above stated decision.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
3.2	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
10.1	Share Sale and Purchase Agreement, by and between Leyshon Resources Limited and CAMAC Energy Inc., dated July 22, 2012.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: November 9, 2012	By:	/s/ Earl W. McNiel
Earl W. McNiel
Interim Chief Financial Officer
(Principal Financial Officer)