Form 10-K/A
period 2011-12-31
CAMAC Energy Inc.
filed 2013-04-12
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A

(AMENDMENT NO. 1 TO THE FORM 10-K)

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

1330 Post Oak Blvd., Suite 2250, Houston, TX 77056
(Address of Principal Executive Office) (Zip Code)

(713) 797-2940
(Registrant’s telephone number, including area code)

———————
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:
None
———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Accelerated filer	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $84,805,329 based on a share price of $1.33. All executive officers and directors of the registrant have been deemed, solely for the purpose of the forgoing calculation, to be “affiliates” of the registrant.

As of April 9, 2013, there were 156,224,287 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On March 15, 2012, CAMAC Energy Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Report”) with the Securities and Exchange Commission. In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 (the “Amendment”) to the Original Report.

This Amendment is being filed to revise the organizational chart and relevant paragraphs to provide further clarification of the full and shortened names of each entity, to revise the presentation of our crude oil reserves to correct and properly label the disclosed amounts related to the standardized measure of discounted future net cash flows for proved reserves, to revise the environmental and governmental regulation disclosure to include a statement of material effect and to revise the estimated net proved crude oil reserves within the supplemental data on oil and gas exploration and producing activities (unaudited), to comply with FASB ASC paragraph 932-235-50-5 by providing an explanation for the revision to estimated reserves at December 31, 2011 from December 31, 2010.

The following sections have been amended from the Original Report as a result of the revisions described above:

●	Part I - Item 1. Description of Business;

●	Part II – Item 8. Financial Statements and Supplemental Data; and

●	Part IV – Item 15. Exhibits, Financial Statements and Schedules.

This Amendment is being filed in accordance with Rule 12b-15 and includes the full text of each Item affected; however, we have included only the relevant portions of Item 8 and Item 15, as the revised portions only include the supplemental data, which are unaudited.

This Amendment does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and any other filings we made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

As used in this Amendment, the terms “we,” “us,” “our,” ” Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”), formerly Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries.

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

We also make available, free of charge on or through our Internet website (http://www.camacenergy.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our website. In addition, we have adopted a Code of Ethics and Business Conduct that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the Code of Ethics and Business Conduct has been posted on the Corporate Governance section of our website. Additionally, the Code of Ethics and Business Conduct is available in print to any person who requests the information. Individuals wishing to obtain this printed material should submit a request to CAMAC Energy Inc., 1330 Post Oak Boulevard, Suite 2250, Houston TX 77056, Attention: Investor Relations.

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

On July 22, 2005, a Production Sharing Contract (the “OML 120/121 PSC”) was signed among CEHL affiliates (Allied and CINL) and NAE. Pursuant to the OML 120/121 PSC, NAE assumed the rights and obligations as the Operating Contractor to the petroleum operations in the Oyo field and was assigned an undivided 40% interest, with Allied retaining an undivided 57.5% interest and CINL retaining the remaining undivided 2.5% interest. The parties to the OML 120 /121 PSC are represented in the chart below.

As previously discussed, in two separate transactions, the Company acquired the Oyo Contract Rights and the Non-Oyo Contract Rights related to the OML 120/121 PSC by assignment, but does not hold an interest in the underlying license. The percentages held by Allied, CINL and NAE, however, are not indicative of the actual allocation of proceeds from production of oil or other hydrocarbons under the Oyo Contract Rights and the Non-Oyo Contract Rights because such allocations are affected by the amount of participation in funding of OML 120/121 PSC operating and capital costs.

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

Crude Oil Reserves

	December 31, 2011		December 31, 2010
	Crude Oil (MBbls)	Standardized Measure (1) (Thousands)	Crude Oil (MBbls)	Standardized Measure (1) (Thousands)
Proved
Developed	92		387
Undeveloped	2,571		4,901
Total Proved	2,663	$61,687	5,288	$95,696

(1)
Standardized Measure of Discounted Future Net Cash Flows reflects our estimated future net revenues, net of estimated income taxes, to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average of the first-day-of-the-month commodity prices during the 12-month period ended on December 31, 2011) without giving effect to non-property related expenses such as DD&A expense and discounted at 10 percent per year. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2011 and 2010, were $112.26 and $79.21 per barrel of crude oil, respectively, including differentials.

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

Acreage

Interests in developed and undeveloped acreage follow:

	December 31, 2011
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gros s	Net
China	-	-	175,000	175,000	175,000	175,000
Nigeria	8,600	5,200	434,900	260,900	443,500	266,100
Total	8,600	5,200	609,900	435,900	618,500	441,100

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

Environmental and Government Regulation

Various federal, state, local and international laws and regulations relating to the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment may affect our operations and costs. We are committed to the protection of the environment and believe we are in substantial compliance with the applicable laws and regulations. However, regulatory requirements may, and often do, change and become more stringent, and there can be no assurance that future regulations will not have a material adverse effect on our financial position, results of operations and cash flows. During the year ended December 31, 2011, we did not have any significant expenditures relating to environmental and government regulation.

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

PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company’s Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15. Exhibits, Financial Statements and Schedules.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)           Documents filed as part of this Amendment:
(1)           None
(2)           Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)
(3)           Exhibits

The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principle Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principle Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Dated: April 12, 2013	By:	/s/ Dr. Kase Lukman Lawal
Dr. Kase Lukman Lawal
Chief Executive Officer
(Chief Executive Officer)

	By:	/s/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

CAMAC ENERGY INC.
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Estimated Net Proved Crude Oil Reserves

The following estimates of the net proved crude oil reserves in Nigeria are based on evaluations prepared by third-party reservoir engineers. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available. Our proved undeveloped reserves were revised downward at December 31, 2011 after a reinterpretation by our third-party reservoir engineers of certain reservoir geoscience data.   After this evaluation we removed the updip oil volumes for a portion of the reservoir from estimates of proved reserves at December 31, 2011.

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