Form 10-K
period 2012-12-31
CAMAC Energy Inc.
filed 2013-04-15
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $40,715,302 based on a share price of $0.63.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the forgoing calculation, to be “affiliates” of the registrant.

As of April 9, 2013, there were 156,224,287 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement or Form 10-K/A relating to the Company’s Annual Meeting of Stockholders to be held on May 13, 2013 are incorporated by reference in Part III of this report.

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

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided on our web site.

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

●	Ability to develop oil and gas reserves.
●	Dependence on key personnel, technical services and contractor support.
●	Fluctuation in quarterly operating results.
●	Possible significant influence over corporate affairs by significant stockholders.
●	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
●	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
●	Competition from large petroleum companies and other energy interests.
●	Changes in laws and regulations that affect our operations and the energy industry in general.
●	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
●	Expropriation and other risks associated with foreign operations.
●	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
●	The lack of availability of oil and gas field goods and services.
●	Environmental risks and changing economic conditions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”), formerly Pacific Asia Petroleum, Inc. (“PAP”), a Delaware corporation, and its present and former subsidiaries.

CAMAC is engaged in the exploration, development, and production of oil and gas outside the United States, and through other ventures in which it may participate. Members of the Company’s senior management team have experience in the fields of international business development, geology, petroleum engineering, strategy, government relations and finance.  Members of the Company’s management team previously held positions in oil and gas development and screening roles with domestic and international energy companies and will seek to utilize their experience, expertise and contacts to create value for shareholders. The Company’s focus is oil and gas exploration and production operations, which are managed geographically.  Our current operations are in Nigeria, Kenya and The Gambia. Our shares are traded on the on the NYSE MKT under the symbol “CAK”.

In August 2012, the Company divested its wholly-owned Hong Kong subsidiary Pacific Asia Petroleum Limited (“PAPL”) for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited (“Leyshon”), a natural resources mining company based in Beijing, China.  The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

PAPL held the Company’s interest in the Zijinshan production sharing contract relating to the Zijinshan Block in the Shanxi Province of China. Since 2008, the Company engaged in exploration activities on this Block in search of coalbed methane and other gas.  The Company made a strategic decision to monetize this asset and withdraw from activity in China in order to focus its efforts and capital resources on its core Africa activities.

As a result of the above transaction, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the years ended December 31, 2012 and 2011 are presented in one reportable segment.

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

In addition, we have adopted a Code of Ethics and Business Conduct that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the Code of Ethics and Business Conduct has been posted on the Corporate Governance section of our website. Additionally, the Code of Ethics and Business Conduct is available in print to any person who requests the information. Individuals wishing to obtain this printed material should submit a request to CAMAC Energy Inc., 1330 Post Oak Boulevard, Suite 2250, Houston, TX 77056, Attention: Investor Relations.

Executive Summary of 2012

Nigeria - Oyo Field Production Sharing Contract Interest

In December 2009, Nigerian Agip Exploration Limited (“NAE”), a subsidiary of Italy's ENI SpA, and CAMAC Energy Holdings Limited (“CEHL”) announced that they had commenced production of the Oyo Field, offshore Nigeria. The Oyo Field has been producing from two subsea wells in a water depth of greater than 300 meters, which are connected to the Armada Perdana Floating Production Storage and Offloading (“FPSO”) vessel.  The FPSO has a treatment capacity of 40,000 barrels of liquids per day, with gas treatment and re-injection facilities, and is capable of storing up to one million barrels of crude oil. The first lifting (sale) of crude oil was in February 2010.  Some of the associated gas has been re-injected into the Oyo Field reservoir by a third well, to minimize flaring and to maximize oil recovery.

Through December 31, 2012, the Company incurred a total of $59.7 million in costs relative to the workover to reduce gas production rising from well #5 in the Oyo Field, offshore Nigeria, with the objective of increasing crude oil production from this well.  By joint agreement with Allied Energy Plc. (“Allied”), a related party, the Company has committed to pay for the workover. To the extent the Company funds these costs, it is entitled to cost recovery of such costs as non-capital costs from Cost Oil, as defined in the terms of the OML 120/121 Production Sharing Contract (“OML 120/121 PSC”), subject to future production levels. For purposes of Cost Oil recovery on each sale of production, non-capital costs are allocated for recovery prior to capital costs. As of December 31, 2012, $40.4 million of these costs have been recovered as revenue and we expect to recover the remainder as revenue in future liftings.  In connection with funding for part of these costs prior to receiving cost recovery, the Company entered into a Promissory Note and Guaranty Agreement with a related party, which is discussed below under “Promissory Note and Guaranty Agreement.” The remainder is being funded using available cash and the future Oyo Field lifting proceeds.

The workover on well #5 in the Oyo Field initially reduced the amount of gas and water production; however, the oil production rate did not significantly improve.  The current water cut is approximately 27% with the gas production fairly stabilized over time.

Well #6 in the Oyo Field currently produces at a water cut of approximately 81%. The Company continues to evaluate the viability of placing this well on a gas lift to increase the oil rate.

Based on the production history of the Oyo Field, the 2011 completed study by Netherland, Sewell & Associates Inc., and validated by a recent in-house simulation study, the Company believes that three additional development wells will be required to recover all economically recoverable reserves in the Central West block, in which the Oyo Field is located.  Three additional wells will also be required to recover the possible reserves from the Central Eastern block.  The Company is continuing to explore options for marketing Oyo Field gas to third party gas processing and transportation facilities.

Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing in mid 2013.  The new well, Oyo #7, will be designed to both increase the current oil production levels and test the prospective resource potential of the deeper Miocene reservoir in the field.

Nigeria - OML 120/121 Transaction

In April 2010, the Company acquired from affiliates of CEHL their interests relating to the Oyo Field (the “Oyo Contract Rights”) in the OML 120/121 PSC in exchange for cash and shares of common stock of the Company.

In December 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL and such affiliates, pursuant to which the Company agreed to acquire certain of the remainder of the affiliates’ interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to Allied , an affiliate of CEHL, upon the closing of the OML 120/121 Transaction in February 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to Allied upon the achievement of certain milestones relating to exploration and production outside of the Oyo Field.

If any of the milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date.  As of December 31, 2012, none of the milestones had been reached.

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CAMAC International (Nigeria) Limited (“CINL”), and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transactions contemplated by the OML 120/121 PSC.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

Promissory Note and Guaranty Agreement

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, was to mature on June 6, 2013.  Subsequently, in August 2012 the Promissory note was amended to extend the maturity date to October 15, 2013, and then amended again in March 2013 to extend the maturity date to July 15, 2014.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2012, $0.9 million was outstanding.

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

Award of Kenya Exploration Blocks

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts (“Kenya PSCs”) with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28.  For all of the blocks, the Company will be the operator, with the government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery.  The Company is responsible for all exploration expenditures.

The Kenya PSCs for Blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will acquire and interpret gravity and magnetic data and acquire, process and interpret 2D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each block in each such additional period.

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

Award of The Gambia Offshore Exploration Blocks

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia (the “Licenses”), for previously awarded exploration blocks A2 and A5 (the “Blocks”).  For both Blocks, the Company will be the operator, with the Gambia National Petroleum Company (“GNPC”) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

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

Operations

Africa - OML 120/121 Production Sharing Contract

In December 2009, NAE, a subsidiary of Italy's ENI SpA, and CEHL announced that they had commenced production of the Oyo Field. The Oyo Field has been producing from two subsea wells in a water depth of greater than 300 meters, which are connected to the Armada Perdana Floating Production Storage and Offloading (“FPSO”) vessel.  The FPSO has a treatment capacity of 40,000 barrels of liquids per day, with gas treatment and re-injection facilities, and is capable of storing up to one million barrels of crude oil. The first lifting (sale) of crude oil was in February 2010.  Some of the associated gas has been re-injected into the Oyo Field reservoir by a third well, to minimize flaring and to maximize oil recovery.

In June 2012, NAE completed the previously announced sale of its 40% working interest in OML 120/121 to Allied, an affiliate of CEHL.

The parties to the OML 120/121 PSC are represented in the chart below:

As previously discussed, in two separate transactions, the Company acquired the Oyo Contract Rights and the Non-Oyo Contract Rights related to the OML 120/121 PSC by assignment, but does not hold an interest in the underlying license. The percentages held by Allied and CINL, however, are not indicative of the actual allocation of proceeds from production of oil or other hydrocarbons under the Oyo Contract Rights and the Non-Oyo Contract Rights because such allocations are affected by the amount of participation in funding of OML 120/121 PSC operating and capital costs.

As Nigerian crude oil is readily marketable in international markets we are not dependent upon a single or a small number of customers.

The allocation between the parties of oil production is governed by the OML 120/121 PSC, available crude oil is allocated to four categories of oil: royalty oil (“Royalty Oil”), cost oil (“Cost Oil”), tax oil (“Tax Oil”) and profit oil (“Profit Oil”), in that order.  Proceeds from available crude oil are first used to pay royalty (“Royalty Oil”), recover Operating Costs and Capital Cost (“Cost Oil”) and pay tax (“Tax Oil”). The rest of the proceeds are distributed as Profit Oil to Contractors and First Party as shown in the chart below.  Prior to Allied’s acquisition of NAE in June 2012, the Company received the share allocable to Allied for the Oyo Contract Rights and would have received Allied’s share for the Non-Oyo Contract Rights. The complete OML 120/121 PSC was filed as Annex E to the Company’s proxy filed with the SEC on March 19, 2010.

Profit oil is allocated to the parties according to the following schedule:

*Petroleum profit tax of 50% plus education tax of 2%, chargeable on the total remainder oil after deduction of amortization and investment allowance.
**Y-Factor:  NAE and Allied will share the Profit Oil to Contractor based on their contribution on Capital Costs and Non-Capital Costs.
***Through June 2012; Allied thereafter.

Reserves

The information included in this Annual Report on Form 10-K about our rights to proved reserves represents evaluations prepared by Gaffney, Cline & Associates (“GCA”), an independent petroleum engineering and geoscience advisory firm.  GCA has prepared evaluations on 100 percent of our right to proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties as of December 31, 2012. The scope and results of GCA’s procedures are summarized in a letter which is included as an exhibit to this Annual Report on Form 10-K.  For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, please refer to the “Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)” within Part II, Item 8 of the Notes To Consolidated Financial Statements of  this report.

Internal Controls for Reserve Estimation

Our policies regarding internal controls over the recording of reserve estimation require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.  The reserve estimates prepared by GCA are reviewed and approved by our management. The process performed by GCA to prepare reserve amounts includes the estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, before income tax.  In the conduct of their preparation of the reserve estimates, GCA did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its work, something came to its attention which brought into question the validity or sufficiency of any such information or data, GCA did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

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

Qualifications of Reserves Preparers and Auditors

We obtain services of contracted reservoir engineers with extensive industry experience who meet the professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

The reserves estimates shown herein have been independently prepared by GCA, a leading international petroleum engineering consultancy. Within GCA the technical person primarily responsible for preparing the estimates set forth in the GCA reserves report incorporated herein is Mr. Mike Holmgren. Mr. Holmgren has been practicing consulting petroleum engineering at GCA since 2007. He is a Registered Professional Engineer in the State of Texas (License No. 37132) and has over 44 years of practical experience in petroleum engineering, with over 15 years of experience in the estimation and evaluation of reserves.

We have on staff a Reservoir Engineering Advisor and VP, Exploration with extensive industry experience who meets the professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

Our Reservoir Engineering Advisor, Mr. Lanre Dipeolu and Vice President, Exploration, Mr. James Deckelman are primarily responsible for the coordination of the third-party reserves report provided by GCA.  Mr. Lanre Dipeolu has over 28 years of experience in the oil industry and holds a BSc. in Petroleum Engineering from University of Ibadan, Nigeria and a MBA from Herriot Watt University, Edinburgh, United Kingdom. He is a member of the Society of Petroleum Engineers. Mr. Deckelman has over 25 years of international industry experience, has authored more than 15 technical publications, and holds a Bachelor of Arts Degree in Geology from Miami University and a Master of Science Degree in Geology from Utah State University.

Summary of Crude Oil Reserves

All of our rights to oil and gas reserves are located in Africa.  Unaudited information regarding the estimated net quantities of all our proved reserves and the standardized measure of discounted future net cash flows from the reserves is presented in the “Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)” within Part II, Item 8 of the Notes To Consolidated Financial Statements of this report.  The reserves estimates have been prepared by GCA and were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”).  Reserves estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Set forth below is a summary of our oil and gas net proved reserves and PV-10 as of December 31, 2012 and 2011, respectively.

	December 31, 2012		December 31, 2011
	Crude Oil	PV-10	Crude Oil	PV-10
	(MBbls)	(Thousands)(1)	(MBbls)	(Thousands)(1)

Proved
Developed	55		92
Undeveloped	3,043		2,571
Total Proved	3,098	$80,542	2,663	$74,263

(1)
Present Value Discounted at 10% (“PV-10”) is a Non-GAAP (Generally Accepted Accounting Principles) measure that differs from the GAAP measure “standardized measure of discounted future net cash flows” in that PV-10 is calculated without regard to future income taxes. Management believes that the presentation of PV-10 value is relevant and useful to our investors because it presents the estimated discounted future net cash flows attributable to our estimated proved reserves independent of our income tax attributes, thereby isolating the intrinsic value of the estimated future cash flows attributable to our reserves. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, we believe the use of a pre-tax measure provides greater comparability of assets when evaluating companies. For these reasons, management uses, and believes the industry generally uses, the PV-10 measure in evaluating and comparing acquisition candidates and assessing the potential return on investment related to investments in oil and gas properties.

PV-10 is not a measure of financial or operational performance under GAAP, nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. For presentation of the standardized measure of discounted future net cash flows, please refer to the “Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)” within Part II, Item 8 of the Notes To Consolidated Financial Statements of  this report.

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows as of December 31, 2012 and 2011 respectively.

	As of December 31,
	2012	2011
	(Thousands)
Present value of estimated future net cash flows (PV10)	$80,542	$74,263
Future income taxes, discounted at 10%	(14,830)	(12,576)
Standardized measure of discounted future net cash flows	$65,712	$61,687

Development of Proved Undeveloped Reserves

Under current development plans, all proved undeveloped reserves as of December 31, 2012, are expected to be developed within five years from the date of initial recognition of these reserves.

Oil and Gas Production, Prices and Production Costs — Significant Fields

The Oyo Field in Nigeria contains our entire total proved reserves as of December 31, 2012, 2011 and 2010, respectively.  Our share of average daily net production (excluding royalty) was 401 barrels per day in 2012, 923 barrels per day in 2011 and 396 barrels per day in 2010.  The weighted average sales price was $112.60 per barrel in 2012, $112.91 per barrel in 2011 and $85.16 per barrel in 2010.  Production cost per barrel was $6.34 per barrel in 2012, $8.61 per barrel in 2011 and $34.54 per barrel in 2010, excluding the workover expense.

Drilling Activity

During 2012 and 2011, the Company committed to 100% funding of the workover performed on well # 5 in the Oyo Field, Nigeria, which commenced in 2010 and was completed in 2011.  In 2012 and 2011 there were no new development or exploratory wells completed in the Company’s Nigeria interests in OML 120/121, including the Oyo Field.

Present Activities

Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing in mid 2013.  The new well, Oyo #7, will be designed to both increase the current oil production levels and test the prospective resource potential of the deeper Miocene reservoir in the field.

Delivery Commitments

As of December 31, 2012, the Company had no delivery commitments.

Productive Wells

At December 31, 2012, the Company had rights to an interest in two gross productive wells in Nigeria. The number of net productive wells (net economic interest) in Nigeria at a particular date under our Production Sharing Contract is affected by our percentage of Cost Oil and Profit Oil realized in each lifting. This percentage has varied significantly between 2012 and 2011 and is expected to continue to vary for the foreseeable future as the Company has the right, but is not required, to fund up to 30% of the expenditures on the OML 120/121 Production Sharing Contract.  Therefore, a calculation of net productive wells interest for a particular year-end is not meaningful.

Acreage

Interests in developed and undeveloped acreage follow:

	December 31, 2012
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Kenya			9,121,482	9,121,482	9,121,482	9,121,482
Gambia			658,822	658,822	658,822	658,822
Nigeria	8,600	5,200	434,900	260,900	443,500	266,100
Total	8,600	5,200	10,215,204	10,041,204	10,223,804	10,046,404

The Company has no acreage on which leases are scheduled to expire within the three years after December 31, 2012.

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

Environmental and Government Regulation

Various federal, state, local and international laws and regulations relating to the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment may affect our operations and costs. We are committed to the protection of the environment and believe we are in substantial compliance with the applicable laws and regulations. However, regulatory requirements may, and often do, change and become more stringent, and there can be no assurance that future regulations will not have a material adverse effect on our financial position, results of operations and cash flows.  During the years ended December 31, 2012 and 2011, respectively, we did not have any significant expenditures relating to environmental and government regulation.

Employees

At December 31, 2012, the Company had 19 full-time employees in the United States and 16 full-time employees in Africa.

During 2013, the Company expects to hire additional personnel in certain operational and other areas as required for its expansion efforts, and to maintain focus on its then-existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. In order for us to attract and retain quality personnel, we will have to offer competitive salaries to future employees.

Subject to the availability of sufficient working capital and assuming initiation of additional projects, the Company currently plans to further increase full-time staffing to a level adequate to execute the Company’s growth plans. As we continue to expand, we will incur additional cost for personnel.

Intellectual Property

As of December 31, 2012, the Company owned no significant rights to intellectual property.

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

The Company’s limited operating history makes it difficult to evaluate its current business and prospects or to accurately predict its future revenue or results of operations, and raises substantial doubt as to its ability to successfully develop profitable business operations beyond the Oyo Field interest rights we acquired in April 2010 (the Oyo Contract Rights) and the Non-Oyo Contract Rights acquired in February 2011. We had no previous operating history in the Africa area. The Company’s revenue and income potential are unproven. As a result of its early stage of operations, and to keep up with the frequent changes in the energy industry, it is necessary for the Company to analyze and revise its business strategy on an ongoing basis. Companies in early stages of operations are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

The Company was a development stage company and may continue to incur losses for a significant period of time.

The Company was until recently a development stage company with minimal revenues.  In April 2010, we acquired the Oyo Contract Rights from CEHL Group and, as a result of this acquisition, we ceased reporting as a development stage company and now we are an operating company generating  revenues.  We expect to continue to incur significant expenses relating to our identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained. Energy ventures, such as oil well drilling projects, generally require a significant period of time before they produce resources and in turn generate profits. The Oyo  and Non-Oyo Contract Rights may or may not result in net earnings in excess of our losses on other ventures under development or in the start-up phase. We may not achieve or sustain profitability on a quarterly or annual basis, or at all.

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

The Company will need to raise substantial additional funds to fully fund its existing operations, consummate all of its current asset transfer and acquisition opportunities currently contemplated and for the development, production, trading and expansion of its business. The Company has available a Promissory Note (term credit facility) of up to $25 million from an affiliated company. This facility provides for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable by July 15, 2014. The Company has no other current arrangements with respect to additional sources of financing, if needed. If additional sources of financing are needed it may not be available on commercially reasonable terms on a timely basis, or at all. The inability to obtain additional financing, when needed, would have a negative effect on the Company, including possibly requiring it to curtail or cease operations. If any future financing involves the sale of the Company’s equity securities, the shares of Common Stock held by its stockholders could be substantially diluted. If the Company borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

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

The Company has active interests in definitive production contracts for the Oyo and Non-Oyo Contract Rights. The Company has entered into definitive exploration agreements with Kenya and The Gambia. The Company’s ability to consummate one or more additional ventures is subject to, among other things, (i) the amount of capital the Company raises in the future; (ii) the availability of land for exploration and development in the geographical regions in which the Company’s business is focused; (iii) the nature and number of competitive offers for the same projects on which the Company is bidding; and (iv) approval by government and industry officials. The Company may not be successful in executing definitive agreements in connection with any other ventures, or otherwise be able to secure any additional ventures it pursues in the future. Failure of the Company to capitalize on its existing contracts and/or to secure one or more additional business opportunities would have a material adverse effect on the Company’s business and results of operations, and could result in the cessation of the Company’s business operations.

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. A significant percentage of our total estimated proved reserves at December 31, 2012 were proved undeveloped reserves which ultimately may be less than currently estimated.

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

Subject to our receipt of additional capital, we plan to significantly expand operations to accommodate additional development projects and other opportunities. This expansion may strain our management, operations, systems and financial resources. We may need to hire additional personnel in certain operational and other areas during 2013 and future years.

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

The Company does not presently carry liability insurance and business interruption insurance policies in Africa and will be at risk of incurring personal injury claims for its employees and subcontractors, and incurring business interruption loss due to theft, accidents or natural disasters.

The Company does not presently carry any policies of insurance in Africa to cover the risks discussed above.  In the event that the Company were to incur substantial liabilities or business interruption losses with respect to one or more incidents, this could adversely affect its operations and it may not have the necessary capital to pay its portion of such costs and maintain business operations.

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

We are considered an indigenous Nigerian oil and gas operator by virtue of our majority stockholder, CEHL, which is an indigenous Nigerian oil and gas company.  This status makes us eligible for preferential treatment under the Nigerian Content Development Act with respect to the acquisition of oil and gas assets and in oil and gas licensing rounds in Nigeria.  If CEHL were to lose its status as an indigenous Nigerian oil and gas company due to its affiliation with our U.S. based company or otherwise, or if CEHL Limited’s majority interest in us were to be diluted or reduced due to additional issuances of equity by the Company, CEHL sale or transfer of its interest in the Company or otherwise, we may lose our status as an indigenous Nigerian oil and gas operator.  As a result, we would lose one of our key advantages in the Nigerian oil and gas market and our results of operations could materially suffer.

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

A Petroleum Industry Bill (“PIB”) is currently undergoing legislative process at the Nigerian National Assembly. To date, the PIB has failed to pass the Nigerian Senate.  The draft PIB seeks to introduce significant changes to legislation governing the oil and gas sector in Nigeria, including new fiscal regulatory and tax obligations and expanded fiscal and regulatory oversight that may impose additional operational and regulatory burdens on the operating contractor under the OML 120/121 PSC and impact the economic benefits anticipated by the parties to the OML 120/121 PSC.  Any such fiscal and regulatory changes could have a negative impact on the profits allocable to the Company under the OML 120/121 PSC.

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

Despite undertaking various security measures and being situated 75 miles offshore the Nigerian coast, the FPSO vessel  currently being used for storing petroleum production in the Oyo Field may become subject to terrorist acts and other acts of hostility like piracy. Such actions could adversely impact our overall business, financial condition and operations. Our facilities are subject to these substantial security risks and our financial condition and results of operations may materially suffer as a result.

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

The prices received for Oyo Field production under the OML 120/121 PSC will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil is a commodity and, therefore, its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil has been volatile. This market will likely continue to be volatile in the future. The prices received for production under the OML 120/121 PSC and the levels of its production depend on numerous factors beyond our and operator’s control. These factors include the following:

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

Lower oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil that the operator can produce economically under the OML 120/121 PSC with respect to the Oyo Field. A substantial or extended decline in oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Competition in the oil and gas industry is intense, particularly with respect to access to drilling rigs and other services, the acquisition of properties and the hiring and retention of technical personnel. The Company expects competition in the market to remain intense because of the increasing global demand for energy, and that competition will increase significantly as new companies enter the market and current competitors continue to seek new sources of energy and leverage existing sources. Many of the Company’s competitors, including large oil companies, have an established presence in the areas we do business and have longer operating histories, significantly greater financial, technical, marketing, development, extraction and other resources and greater name recognition than the Company does. As a result, they may be able to respond more quickly to new or emerging technologies, changes in regulations affecting the industry, newly discovered resources and exploration opportunities, as well as to large swings in oil and natural gas prices. In addition, increased competition could result in lower energy prices, and reduced margins and loss of market share, any of which could harm the Company’s business. Furthermore, increased competition may harm the Company’s ability to secure ventures on terms favorable to it and may lead to higher costs and reduced profitability, which may seriously harm its business.

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

Within the 12 months ending December 31, 2012, light crude oil futures have ranged from approximately $75 per barrel to over $100 per barrel, and may continue to fluctuate significantly in the future.

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

Risks Related to International Operations

The Company’s international operations will subject it to certain risks inherent in conducting business operations in Nigeria and other foreign countries, including political instability and foreign government regulation, which could significantly impact the Company’s ability to operate in such countries and impact the Company’s results of operations.

The Company conducts substantially all of its business in Africa.  The Company’s present and future international operations in foreign countries are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

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

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies in energy producing businesses and the facilities used by these businesses, which could adversely affect the Company’s ownership interests in then existing ventures. The Company’s ownership structure may not be adequate to accomplish the Company’s business objectives in Nigeria or in any other foreign jurisdiction where the Company may operate. Foreign governments also may impose additional taxes and/or royalties on the Company’s business, which would adversely affect the Company’s profitability and value of our foreign assets, including the rights to interests in OML 120/121 PSC.   In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the Company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and the Company or other governments may adversely affect its operations. These developments may, at times, significantly affect the Company’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

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

Extensive national, regional and local environmental laws and regulations in Africa are expected to have a significant impact on the Company’s operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, which provide for user fees, penalties and other liabilities for the violation of these standards. As new environmental laws and regulations are enacted and existing laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance with applicable local laws in the future could require significant expenditures, which may adversely affect the Company’s operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on the Company’s projected growth, which could in turn decrease its projected revenues or increase its cost of doing business.

A foreign government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of the Company’s investment in that country.

The Company’s business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in Africa or in any other foreign jurisdiction in which it operates.

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

The continued existence of official corruption and bribery in Africa, and the inability or unwillingness of Nigerian authorities to combat such corruption, may negatively impact our ability to fairly and effectively compete in the Nigerian oil and gas  market.

Official corruption and bribery remain a serious concern in Nigeria.  The 2012 Transparency International report ranks Nigeria 139 out of 174 countries in terms of corruption perceptions.  In an attempt to combat corruption in the oil and gas sector, the National Assembly passed the Nigeria Extractive Industries Transparency Initiative Act 2007.  This action permitted Nigeria to become a candidate country under the Extractive Industries Transparency Initiative (“EITI”), the first step in bringing transparency to all material oil, gas and mining payments to the Government of Nigeria.  In addition, Nigeria has amended its banking laws to permit the government to bring corrupt bank officials to justice.  Several notable cases have been brought, but, to date, few significant cases have been successful and bank regulatory oversight remains a concern.  Thus, increased diligence may be required in working with or through Nigerian banks or with Nigerian governmental authorities, and interactions with government officials may need to be monitored.  To the extent that such efforts to increase transparency are unsuccessful, and any competitors utilize the existence of corruptive practices in order to secure an unfair advantage, our financial condition and results of operations may suffer.

If relations between the United States and Africa were to deteriorate, investors might be unwilling to hold or buy the Company’s stock and its stock price may decrease.

At various times during recent years, the United States has had significant disagreements over political, economic and security issues with Nigeria.  Additional controversies may arise in the future between the United States and these two countries. Any political or trade controversies between the United States and these two countries, whether or not directly related to the Company’s business, could adversely affect the market price of the Company’s Common Stock.

The Company’s stockholders may not be able to enforce United States civil liabilities claims.

Many of the Company’s assets are, and are expected to continue to be, located outside the U.S. and held through one or more wholly-owned and majority-owned subsidiaries incorporated under the laws of foreign jurisdictions.  A substantial part of the Company’s operations are, and are expected to continue to be, conducted in Africa.  In addition, some of the Company’s directors and officers, including directors and officers of its subsidiaries, may be residents of countries other than the U.S. All or a substantial portion of the assets of these persons may be located outside the U.S. As a result, it may be difficult for shareholders to effect service of process within the U.S. upon these persons. In addition, there is uncertainty as to whether the courts of Africa would recognize or enforce judgments of U.S. courts obtained against the Company or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in these countries against the Company or such persons predicated upon the securities laws of the U.S. or any state thereof.

Risks Related to the Company’s Stock

CAMAC Energy Holdings Limitedis our controlling stockholder, and it may take actions that conflict with the interests of the other stockholders.

Following our acquisition of the Oyo Contract Rights, CEHL beneficially owned approximately 62.74% of our outstanding shares of Common Stock and continues to own a majority interest at present.  CEHL controls the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our Common Stock, including adopting amendments to our Certificate of Incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets, subject to certain restrictive covenants. The interests of CEHL as our controlling stockholder could conflict with your interests as a holder of Company Common Stock. For example, CEHL as our controlling stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you, as minority holders of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company has two primary leased office facilities: Houston, Texas (the “Houston Facility”) and Nairobi, Kenya (the “Kenya Facility”).  The Company also utilizes office space in Lagos, Nigeria under short-term arrangements with an affiliated company.

The Houston Facility covers approximately 7,800 square feet of office space and is under a lease which commenced on  October 1, 2012 and ends on October 31, 2019.  Rental expense is currently $14,500 per month plus allocated share of operating expenses.

The Kenya Facility covers approximately 5,420 square feet of office space and is under lease which commenced on November 1, 2012 and ends November 30, 2017.  Rental expense is currently $6,000 per month plus service charges.

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

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of December 31, 2012, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is currently listed on the NYSE MKT under the symbol “CAK”. It commenced listing on the NYSE MKT on November 5, 2009 under the symbol “PAP”.  Prior to being listed on the NYSE MKT, the Common Stock was quoted on the OTC Bulletin Board under the symbol “PFAP.OB” between May 8, 2008 and November 4, 2009.

The following table sets forth the range of the high and low sales prices per share of our Common Stock for the periods indicated:

Period	High	Low
2012
First quarter	$1.05	$0.77
Second quarter	$1.04	$0.57
Third quarter	$0.65	$0.45
Fourth quarter	$0.80	$0.38
2011
First quarter	$2.00	$1.37
Second quarter	$2.02	$1.19
Third quarter	$1.36	$0.60
Fourth quarter	$1.23	$0.50

Common Stock Warrants and Options

As of  March 22, 2013, the Company had warrants outstanding to purchase (i) an aggregate of  4,659,551 shares of Common Stock at a price per share of $2.62; (ii) an aggregate of 279,573 shares of Common Stock at a price per share of $2.75; (iii) an aggregate of 3,658,770 shares of Common Stock at a price per share of $4.50; (iv) an aggregate of  150,000 shares of Common Stock at a price per share of  $5.00; and (v) an  aggregate of 124,408 shares of Common Stock at a price per share of $5.28.

As of March 22, 2013, an aggregate of 3,553,485 shares of Common Stock were issuable upon exercise of outstanding stock options.

Holders

As of March 22, 2013, there were 63 registered holders of record of our Common Stock, and there are an estimated 6,000 beneficial owners of our common stock, including shares held in street name.

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

Recent Sales of Unregistered Securities

None.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is engaged in the exploration, development, and production of oil and gas outside the United States, directly and through joint ventures and other ventures in which it may participate.    Currently the Company has rights to interests in OML 120/121 oil and gas leases in deep water offshore Nigeria and has recently acquired exploratory acreage in Kenya and The Gambia.

The Company was originally incorporated in Delaware on December 12, 1979 as Gemini Marketing Associates Inc., subsequently changed its name to Pacific East Advisors, Inc., and on May 7, 2007 consummated a reverse merger involving predecessor company Inner Mongolia Production Company, LLC ("IMPCO") and Advanced Drilling Services, LLC ("ADS"), in connection with which the Company changed its name to Pacific Asia Petroleum, Inc. The Company’s name was changed to CAMAC Energy Inc. upon the acquisition of certain rights to interests in oil and gas properties located offshore Nigeria in April 2010.  The Company’s corporate headquarters is located in Houston, Texas.

In August 2012, the Company divested its wholly-owned Hong Kong subsidiary Pacific Asia Petroleum Limited (“PAPL”) for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited (“Leyshon”), a natural resources mining company based in Beijing, China.  The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

As a result of the above transaction, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the years ended December 31, 2012 and 2011 are presented in one reportable segment.

Nigeria - Oyo Field Production Sharing Contract Interest

In December 2009, Nigerian Agip Exploration Limited (“NAE”), a subsidiary of Italy's ENI SpA, and CAMAC Energy Holdings Limited (“CEHL”) announced that they had commenced production of the Oyo Field, offshore Nigeria. The Oyo Field has been producing from two subsea wells in a water depth of greater than 300 meters, which are connected to the Armada Perdana Floating Production Storage and Offloading (“FPSO”) vessel.  The FPSO has a treatment capacity of 40,000 barrels of liquids per day, with gas treatment and re-injection facilities, and is capable of storing up to one million barrels of crude oil. The first lifting (sale) of crude oil was in February 2010.  Some of the associated gas has been re-injected into the Oyo Field reservoir by a third well, to minimize flaring and to maximize oil recovery.

Through December 31, 2012, the Company incurred a total of $59.7 million in costs relative to the workover to reduce gas production rising from well #5 in the Oyo Field, offshore Nigeria, with the objective of increasing crude oil production from this well.  By joint agreement with Allied Energy Plc. (“Allied”), a related party, the Company has committed to pay for the workover. To the extent the Company funds these costs, it is entitled to cost recovery of such costs as non-capital costs from Cost Oil, as defined in the terms of the OML 120/121 Production Sharing Contract (“OML 120/121 PSC”), subject to future production levels. For purposes of Cost Oil recovery on each sale of production, non-capital costs are allocated for recovery prior to capital costs. As of December 31, 2012, $40.4 million of these costs have been recovered as revenue and we expect to recover the remainder as revenue in future liftings.  In connection with funding for part of these costs prior to receiving cost recovery, the Company entered into a Promissory Note and Guaranty Agreement with a related party, which is discussed below under “Promissory Note and Guaranty Agreement.” The remainder is being funded using available cash and the future Oyo Field lifting proceeds.

The workover on well #5 in the Oyo Field initially reduced the amount of gas and water production; however, the oil production rate did not significantly improve.  The current water cut is approximately 27% with the gas production fairly stabilized over time.

Well #6 in the Oyo Field currently produces at a water cut of approximately 81%. The Company continues to evaluate the viability of placing this well on a gas lift to increase the oil rate.

Based on the production history of the Oyo Field, the 2011 completed study by Netherland, Sewell & Associates Inc. (“NSAI”), and validated by a recent in-house simulation study, the Company believes that three additional development wells will be required to recover all economically recoverable reserves in the Central West block, in which the Oyo Field is located.  Three additional wells will also be required to recover the possible reserves from the Central Eastern block.  The Company is continuing to explore options for marketing Oyo Field gas to third party gas processing and transportation facilities.

Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing in mid 2013.  The new well, Oyo #7, will be designed to both increase the current oil production levels and test the prospective resource potential of the deeper Miocene reservoir in the field.

Nigeria - OML 120/121 Transaction

In April 2010, the Company acquired from affiliates of CAMAC Energy Holdings Limited (“CEHL”) certain rights to their interests relating to the Oyo Field (the “Oyo Contract Rights”) in the OML 120/121 PSC in exchange for cash and shares of common stock of the Company.

In December 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL and such affiliates, pursuant to which the Company agreed to acquire certain rights of the remainder of the affiliates’ interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to Allied, an affiliate of CEHL, upon the closing of the OML 120/121 Transaction in February 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to Allied upon the achievement of certain milestones relating to exploration and production outside of the Oyo Field.

If any of the milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date.  As of December 31, 2012, none of the milestones had been reached.

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CAMAC International (Nigeria) Limited (“CINL”) and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transaction contemplated by the OML 120/121 PSC.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

Promissory Note and Guaranty Agreement

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied (the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, was to mature on June 6, 2013.  Subsequently, in August 2012 the Promissory note was amended to extend the maturity date to October 15, 2013, and then amended again in March 2013 to extend the maturity date to July 15, 2014.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2012, $0.9 million was outstanding.

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

Kenya

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts (“Kenya PSCs”) with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28.  For all of the blocks, the Company will be the operator, with the government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery.  The Company is responsible for all exploration expenditures.

The Kenya PSCs for Blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will acquire and interpret gravity and magnetic data and acquire, process and interpret 2D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each block in each such additional period.

The Kenya PSCs for Blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period.  Prior to the end of the initial exploration period, the Company will conduct for each block a regional geological study and acquire, process and interpret 3D seismic data.  The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each lock, in each such additional period.

In addition to the minimum work obligations, each of the Kenya PSC’s require annual surface rental payments, training fund payments and contributions to local community development projects.  All of the Kenya PSCs also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

The Gambia

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia (the “Licenses”), for previously awarded exploration blocks A2 and A5 (“the Blocks”).  For both Blocks, the Company will be the operator, with the Gambia National Petroleum Company (“GNPC”) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

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

Plan of Operation

The following describes in general terms the Company’s plan of operation and development strategy for the twelve-month period ending December 31, 2013 (the “Next Year”). During the Next Year, the Company plans to focus its efforts toward realizing and maximizing value in OML 120/121 as a whole (including the Oyo Field) in coordination with the operating contractor and pursuing further additions to its exploration portfolio in East and West Africa. We are limited in our ability to grow by the availability of capital for our businesses and each project. The Company’s ability to successfully consummate any of its projects, including the projects described above, is contingent upon the making of any required deposits, obtaining the necessary governmental approvals and executing binding agreements to obtain the rights we seek within limited timeframes.

Additionally, the Company plans to continue significant efforts on developing corporate infrastructure, accounting controls, policies and procedures, and establishing foreign and domestic human and operational resources necessary to integrate, support and maximize its contract rights acquired from CEHL.

The Company has a Promissory Note (term credit facility) of up to $25 million from an affiliated company.  At December 31, 2012 there was a principal balance of $0.9 million borrowed under this facility.  The credit facility provides for an annual interest rate based on 30 day Libor plus two percentage points with all amounts due and payable no later than July 15, 2014.  Because the costs of  the workover on well # 5 in the Oyo Field are being recovered as Cost Oil revenues under the OML 120/121 PSC, any loan balances on this facility will be repaid within the terms of the borrowings.  The portion of the workover funded from the Company’s own cash is also recoverable as Cost Oil revenues, subject to future production levels, and after future recovery will be available for future operations.

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

Among the general strategies we use are:

●	Identifying and capitalizing on opportunities that play to the expertise of our management team;
●	Leveraging our productive asset base and capabilities to develop additional value;
●	Actively managing our assets and ongoing operations while attempting to limit capital exposure;
●	Enlisting external resources and talent as necessary to operate/manage our properties during peak operations;
●	Implementing an exit strategy with respect to each project with a view to maximizing asset values and returns; and
●	Leveraging our rights of first refusal on CEHL projects to preview and negotiate additional value-added projects from its project pipeline.

With respect to specific geographical areas our strategies include:

●	Continue development of Oyo Field to extract value while maximizing economic return;
●	Execute the successful exploration and development of additional prospects in OML 120/121;
●	Utilize our existing presence through our Nigerian subsidiary to acquire additional Nigeria oil and gas assets;
●	Continue the exploration and development of Kenya and The Gambia blocks; and
●	Continue to pursue further additions to its exploration portfolio in East and West Africa.

Results of Operations – Continuing Operations

In 2010, the Company commenced recording revenues from operations and ceased reporting as a development stage company and commenced reporting as an operating company. We may experience fluctuations in operating results due to a variety of factors, including changes in daily crude oil production volumetric rates, changes in crude oil sales prices per barrel, our ability to obtain additional financing in a timely manner and on terms satisfactory to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry. The Company’s focus continues to be the development of new energy ventures, directly and through other partnerships in which it may participate that will provide value to its stockholders.

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

In August 2012, the Company divested its wholly-owned Hong Kong subsidiary PAPL for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon, a natural resources mining company based in Beijing, China.  The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

PAPL held the Company’s interest in the Zijinshan production sharing contract relating to the Zijinshan Block in the Shanxi Province of China. Since 2008, the Company engaged in exploration activities on this Block in search of coalbed methane and other gas.  The Company made a strategic decision to monetize this asset and withdraw from activity in China in order to focus its efforts and capital resources on its core Africa activities.

As a result of the above transaction, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the years ended December 31, 2012 and 2011 are presented in one reportable segment.

Africa Operations

As of December 31, 2012, our Africa operations, which commenced in April 2010, were comprised of an economic interest in the OML 120/121 PSC in offshore Nigeria, of which the Oyo Field portion had active crude oil production.  The Oyo Field commenced crude oil production in December 2009, and the Company acquired its economic interest on April 7, 2010 from CEHL Group.  Under the structure of the OML 120/121 PSC (capitalized terms as defined in the agreement), crude oil produced is allocated among Royalty Oil (for royalties payable to the Nigerian government), Cost Oil (for recovery of capital and operating costs), Tax Oil (for income taxes payable to the Nigerian government), and Profit Oil which is allocated 100% to the operating interest owners.  Through December 31, 2012 virtually all expenditures for capital and operating costs of this field since the commencement of the OML 120/121 PSC had been funded by NAE.  There are also certain pre-OML 120/121 PSC costs incurred which may ultimately qualify for inclusion in the cost base for recovery as Cost Oil upon approval by the applicable Nigerian authorities.  A portion of these costs would be allocable to the Company’s interest.  To date, two oil producing wells (wells #5 and #6) have been drilled and are in production.  The present development plan provides for at least two additional oil producing wells which if successful would result in increased production rates for the field and additional revenues and cash flows.

The Company reports its share of net production barrels in the period physically produced and reports sales revenue for the related barrels only when a lifting (sale) occurs.  Production for the entire field is stored in a FPSO vessel until sufficient tanker-size quantity is available for lifting.  The exact timing of liftings is affected by the rate of daily production.  For production not yet sold, our net share is estimated from total field production for the respective period multiplied by our applicable percentage of total proceeds we received in the latest lifting settlement prior to the date of production. The Company’s share of net production (which excludes royalties and the share of the other partner) from two oil producing wells averaged 401 barrels per day for year 2012 and 923 barrels per day for the year 2011. During both 2012 and 2011, the gross production rate decreased as compared to initial rates, due to increased gas intrusion in well #5 and increased water production principally in well #6. The total gross production from the Oyo Field was approximately 1,010,000, barrels for year 2012 and approximately 1,356,000 barrels for year 2011, including royalty barrels. The Company’s share of net production, which excludes royalty barrels and the share of the other partner, was approximately 147,000 barrels for year 2012 and approximately 337,000 barrels for year 2011.  Average revenue per barrel on crude oil sold in the years ended December 31, 2012 and 2011 was $112.60 and $112.91, respectively.

Through December 31, 2012, the Company incurred a total of $59.7 million in costs relative to the workover to reduce gas production rising from well #5 in the Oyo Field, offshore Nigeria, with the objective of increasing crude oil production from this well.  By joint agreement with Allied, a related party, the Company has committed to pay for the workover. To the extent the Company funds these costs, it is entitled to cost recovery of such costs as non-capital costs from Cost Oil, as defined in the terms of the OML 120/121 PSC, subject to future production levels. For purposes of Cost Oil recovery on each sale of production, non-capital costs are allocated for recovery prior to capital costs. As of December 31, 2012, $40.4 million of these costs have been recovered as revenue and we expect to recover the remainder as revenue in future liftings.  In connection with funding for part of these costs prior to receiving cost recovery, the Company entered into a Promissory Note and Guaranty Agreement with a related party, which is discussed under “Promissory Note and Guaranty Agreement” within Part I, Item 1 of this document. The remainder is being funded using available cash and the future Oyo Field lifting proceeds.

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

In June 2012, NAE completed the previously announced sale of its 40% working interest in OML 120/121 to Allied, an affiliate of the Company.  Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing in mid 2013.  The new well, Oyo #7, will be designed to both increase the current production levels and test the prospective resource potential of the deeper Miocene reservoir in the field.

On January 7, 2013, we announced that Allied had signed a Deed of Assignment (“Deed”) with Transocean Ltd. (“Transocean”) and Nigerian Petroleum Development Corporation Limited (“NPDC”) for the Sedneth 701 semi-submersible drilling rig to carry out the drilling of the Oyo #7 well.

Consolidated Statements of Operations

Comparison of 2012 and 2011

Our revenues in 2012 were $16,624,000 as compared to $37,922,000 for 2011. The $21,298,000 decrease was primarily due to lower Cost Oil recovery (cost recovery of workover costs incurred on well #5 in the Oyo Field) in 2012 compared to 2011 and  lower Profit Oil sales volumes sold in the current period.  During 2012 and 2011, the average gross production from the Oyo Field was 2,759 and 3,714 barrels per day, respectively, and the Company’s share of average daily net production was 401 and 923 barrels per day, respectively. The revenue per barrel on crude oil sold during 2012 and 2011 was $112.60 and $112.91, respectively.

Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil.  Our lease operating expenses in 2012 were $326,000, as compared to $30,882,000 for 2011. The $30,556,000 decrease was primarily due to lower workover costs of $28,977,000 related to well #5 in the Oyo Field and lower technical services cost of $1,653,000.  The technical services agreement related to the Oyo Field operations was terminated as of March 31, 2011.

Exploratory expenses consist of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, seismic data, training and community) charged to expense.  Our exploratory expenses in 2012 were $3,236,000 as compared to $890,000 for 2011. The $2,346,000 increase was due to higher lease related costs of  $1,398,000 related to our recent Kenya and Gambia lease acquisitions, higher salaries and benefits expense of $515,000  and higher other costs of $433,000.

Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses in 2012 were $10,750,000 as compared to $13,477,000 for 2011. The $2,727,000 decrease was primarily due to lower sales volumes in 2012, primarily related to the timing of liftings and lower production volumes, partially offset by an increased depletion rate in the current period.

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, accounting and legal services, consulting projects and insurance. Our general and administrative expenses in 2012 were $10,998,000 as compared to $13,336,000 for 2011. The $2,338,000 decrease was primarily due to lower salaries and benefits expense of $1,390,000, primarily due to officer resignations in the prior period, and lower stock-based compensation of $1,745,000, partially offset by higher legal costs of $425,000 and higher other costs of $372,000.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash and cash equivalents of $3,806,000, accounts receivable of $6,103,000 and current liabilities of $17,882,000.

The following table provides summarized statements of net cash flows for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(5,897)	$(14,654)
Net cash provided by (used in) investing activities	$1,219	$(6,860)
Net cash (used in) provided by financing activities	$(5,125)	$6,177
Effect of exchange rate changes on cash	$(17)	$45
Net decrease in cash and cash equivalents	$(9,820)	$(15,292)

Net cash used in operating activities was $5,897,000 in 2012, as compared to $14,654,000 in 2011.  The decrease of net cash used in operating activities of $8,757,000 was principally due to cash payments related to the workover of well #5 in the Oyo Field in the prior period, and by the current period decrease in net loss before non-cash expenses (primarily dry hole costs, depreciation, depletion, amortization and stock-based compensation) and before the gain on divestiture.

Net cash provided by investing activities was $1,219,000 in 2012, as compared to net cash used in investing activities of $6,860,000 in 2011.  The change in net cash used in investing activities was partially due to the $5,000,000 payment related to the OML 120/121 PSC in the prior period, offset by the current period The Gambia and Kenya lease bonus payments of $3,240,000, less net cash proceeds of $2,364,000 from the divestiture of China and $1,966,000 from the sale of long-term investments.

Net cash used in financing activities was $5,125,000 in 2012, as compared to net cash provided by financing activities of $6,177,000 in 2011. The change in net cash used in financing activities was primarily due to the excess of payments greater than proceeds from the Promissory Note during the current period.  At December 31, 2012, the Company had the ability to borrow $24,128,000 under the $25,000,000 Promissory Note.

On June 6, 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, was to mature on June 6, 2013.  Subsequently, in August 2012 the Promissory note was amended to extend the maturity date to October 15, 2013, and then amended again in March 2013 to extend the maturity date to July 15, 2014.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2012, $0.9 million was outstanding.

Our future working capital requirements and long-term capital requirements will depend upon numerous factors, including progress of our exploration and development programs on existing assets, acquisitions of new exploration and development opportunities, market developments, and the status of our competitors.

As of December 31, 2012, the Company incurred $59.7 million in expenses on the workover to reduce gas production arising from well #5 in the Oyo Field, with the objective of improving the crude oil production rate per day.  By agreements involving Allied, the Company will pay for the workover.  As of December 31, 2012, $44.1 million of this amount had been paid.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report, assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through December 31, 2012, substantially all of our capital had been raised through private placements and registered direct offerings of equity instruments.

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

The Company’s long-lived assets (other than financial instruments) by geographic area were as follows:

	As of December 31,
	2012	2011
	(In thousands)
Property, plant and equipment, net
United States	$418	$243
Outside United States	188,668	195,979
Total	$189,086	$196,222

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

Revenues

Revenues are recognized when the earnings process is complete, an exchange transaction has taken place and excludes royalties. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges.  The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectability, and the amount is not subject to refund. Oil revenue is recognized using the sales method for our share of Cost Oil and Profit Oil for each crude oil lifting in Nigeria.

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

The Company’s continuing practice is to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of other income (expense) in its Consolidated Statements of Operations. As of December 31, 2012, the Company did not have any accrued interest or penalties associated with any uncertain tax liabilities.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet.  The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset.  The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded.  For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts.   The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented.  At December 31, 2012, the Company did not have any transactions of the types subject to this ASU.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements other than the operating leases disclosed above.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (“CEO”) and Principle Financial Officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management, including the Company’s CEO and PFO, concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement or Form 10-K/A which will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the 2013 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2012 for our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	3,128,466	$0.98	(3)	9,246,515
		$3.93	(4)

(1)	Includes the 2007 Stock Plan and 2009 Equity Incentive Plan.

(2)	Includes remaining warrants exercisable for 553,481 shares of Common Stock, originally issued in 2007 and 2010 to placement agents, for which issuance was approved by stockholders of the Company.

(3)	The weighted average exercise price of stock options.

(4)	The weighted average exercise price of stock warrants.

Other information called for by Item 12 of Form 10-K will be set forth in the 2013 Proxy Statement or Form 10-K/A , which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the 2013 Proxy Statement or Form 10-K/A ,which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the 2013 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011
Consolidated Statements of Equity for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed April 7, 2010 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 13, 2010).
3.4	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
4.3	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
4.4	Company 2009 Equity Incentive Plan (incorporated by reference to Registration Statement on Form S-8 (No. 333-175294) filed on July 1, 2011).*
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).
4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 3, 2010).

4.7
Registration Rights Agreement, by and between the Company and CAMAC Energy Holdings Limited, dated April 7, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 13, 2010).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on December 23, 2010).
4.9
Registration Rights Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.1	Form of Securities Purchase Agreement, dated February 10, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).
10.2	Company 2007 Stock Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.3	Company 2007 Stock Plan form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.4	Form of Indemnification Agreement for Officers.*
10.5	Form of Indemnification Agreement for Directors.*
10.6	Company 2009 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K (No. 001-34525) filed on March 2, 2010).*
10.7	Company 2009 Equity Incentive Plan form of Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K (No. 001-34525) filed on March 2, 2010). *
10.8
Purchase and Sale Agreement, dated November 18, 2009, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited, and Allied Energy Plc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 001-34525) filed on November 23, 2009).

10.9	Form of Securities Purchase Agreement, dated March 2, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-K filed March 3, 2010).
10.10
Agreement Novating Production Sharing Contract, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian AGIP Exploration Limited, and CAMAC Petroleum Limited, dated April 7, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 13, 2010).

10.11
The Oyo Field Agreement, by and among Allied Energy Plc, CAMAC Energy Holdings Limited and CAMAC Petroleum Limited, dated April 7, 2010 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 13, 2010).

10.12
The Right of First Refusal Agreement, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited, and Allied Energy Plc, dated April 7, 2010 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 13, 2010).

10.13
Employment Agreement, dated September 21, 2010, by and between Byron A. Dunn and the Company (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).*

10.14
Employment Offer Letter, dated September 1, 2010, by and between Abiola L. Lawal and the Company (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).*

* Indicates a management contract or compensatory plan or arrangement.

10.15
Purchase and Continuation Agreement, dated December 10, 2010, by and among CAMAC Energy Inc., CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 13, 2010).

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report filed on December 23, 2010).
10.17
Limited Waiver Agreement Related to Purchase and Continuation Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Petroleum Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.18
Second Agreement Novating Production Sharing Contract, dated as of February 15, 2011, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian AGIP Exploration Limited, and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 16, 2011).

10.19
Amended and Restated Oyo Field Agreement Hereby Renamed OML 120/121 Management Agreement, dated as of February 15, 2011, by and among CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, and Allied Energy Plc (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 16, 2011).

10.20
Amended and Restated Employment Agreement effective March 8, 2011, by and between Abiola L. Lawal and the Company (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed on March 11, 2011).*

10.21
Separation Agreement and General Release of Claims effective April 11, 2011 by and between Mr. Byron  Dunn and the Company (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q  filed on May 3, 2011).*

10.22
Promissory Note Agreement dated June 6, 2011 by and among CAMAC Petroleum Limited and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 9, 2011).

10.23	Guaranty Agreement dated June 6, 2011 by and among CAMAC Energy Inc. and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 9, 2011).
10.24	Executive Employment Agreement dated June 6, 2011 by and between Edward G. Caminos and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2011).*
10.25	Executive Employment Agreement dated June 6, 2011 by and between Alan W. Halsey and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 6, 2011).*
10.26
Executive Employment Agreement dated September 1, 2011 by and between Nicholas J. Evanoff and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2011).*

10.27
Executive Employment Agreement dated September 1, 2011 by and between Babatunde Omidele and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2011).*

10.28
Separation Agreement and General Release of Claims effective February 14, 2012 by and between Mr. Alan W. Halsey and the Company (incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on March 15, 2012).*

10.29
Separation Agreement and General Release of Claims effective February 23, 2012 by and between Mr. Edward G. Caminos and the Company (incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on March 15, 2012).*

10.30
Executive Consulting Agreement effective March 1, 2012 by and between Earl W. McNiel and the Company (incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on March 15, 2012).*

* Indicates a management contract or compensatory plan or arrangement.

10.31
Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L1B (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 9, 2012).

10.32
Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L16 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on May 9, 2012).

10.33
Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L27 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on May 9, 2012).

10.34
Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L28 (incorporated by reference to Exhibit 10.7 of our Form 10-Q filed on May 9, 2012).

10.35
Petroleum (Exploration, Development and Production) License, by and between the Republic of The Gambia and CAMAC Energy A2 Gambia Ltd., dated May 24, 2012, relating to Block A2 (incorporated by reference to Exhibit 10.8 of our Form 10-Q filed on May 9, 2012).

10.36
Petroleum (Exploration, Development and Production) License, by and between the Republic of The Gambia and CAMAC Energy A5 Gambia Ltd., dated May 24, 2012, relating to Block A5 (incorporated by reference to Exhibit 10.9 of our Form 10-Q filed on May 9, 2012).

10.37
Share Sale and Purchase Agreement, by and between Leyshon Resources Limited and CAMAC Energy Inc., dated July 22, 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 9, 2013).

10.38	Executive Employment Agreement dated February 27, 2013 by and between Earl W. McNiel and the Company.*
10.39	Amended and Extended Maturity Date of the Promissory Note dated June 6, 2011, amended August 3, 2012, by and among CAMAC Petroleum Limited and Allied Energy Plc..
10.40	Amended and Extended Maturity Date of the Promissory Note dated June 6, 2011, amended March 25, 2013, by and among CAMAC Petroleum Limited and Allied Energy Plc..
10.41	Technical Services Agreement, by and between Allied Energy Plc and CAMAC Petroleum Limited, dated January 10, 2013.
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm, filed herewith.
23.3	Consent of Gaffney, Cline & Associates
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principle Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principle Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Gaffney, Cline & Associates
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2013

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

	Title	Date

/s/ DR.KASE LUKMAN LAWAL	Director and Chief Executive Officer	April 15, 2013
Dr. Kase Lukman Lawal	(Principal Executive Officer)

/s/ EARL W. MCNIEL	Senior Vice President and Chief Financial Officer	April 15, 2013
Earl W. McNiel	(Principal Financial Officer)

/s/ JEFFREY S. COURTRIGHT	Vice President, Controller and Treasurer	April 15, 2013
Jeffrey S. Courtright	(Principal Accounting Officer)

/s/ DR. LEE PATRICK BROWN	Director	April 15, 2013
Dr. Lee Patrick Brown

/s/ WILLIAM J. CAMPBELL	Director	April 15, 2013
William J. Campbell

/s/ J KENT FRIEDMAN	Director	April 15, 2013
J. Kent Friedman

/s/ JOHN HOFMEISTER	Director	April 15, 2013
John Hofmeister

/s/ IRA WAYNE MCCONNELL	Director	April 15, 2013
Ira Wayne McConnell

/s/ HAZEL O'LEARY	Director	April 15, 2013
Hazel O'Leary

GRANT THORNTON LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CAMAC Energy, Inc.

We have audited the accompanying consolidated balance sheet of CAMAC Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAMAC Energy, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
April 15, 2013

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
CAMAC Energy Inc.
Houston, TX

              We have audited the accompanying consolidated balance sheet of CAMAC Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAMAC Energy Inc. and its subsidiaries as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 15, 2012

CAMAC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$3,806	$13,626
Accounts receivable	6,103	18,939
Other current assets	1,013	1,641
Current assets of discontinued operations	-	73
Total current assets	10,922	34,279

Property, plant and equipment, net:
Oil and gas properties (successful efforts method of accounting), net	188,630	195,979
Property, plant and equipment, other, net	456	243
Total property, plant and equipment, net	189,086	196,222

Other assets	11	169
Noncurrent assets of discontinued operations	36	200

Total Assets	$200,055	$230,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,112	$35,305
Accrued expenses	2,770	3,563
Current liabilities of discontinued operations	-	791
Total current liabilities	17,882	39,659

Long-term note payable - related party	872	6,000
Other long-term liabilities	55	-

Total Liabilities	18,809	45,659

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock $0.001 par value - 300,000,000 shares authorized,
156,095,346 and 155,385,563 shares issued and outstanding as
of December 31, 2012 and December 31, 2011, respectively	156	155
Paid-in capital	462,801	461,157
Accumulated deficit	(281,929)	(275,838)
Accumulated other comprehensive income (loss)	224	(265)
Total stockholders' equity - CAMAC Energy Inc.	181,252	185,209
Noncontrolling interests of discontinued operations	(6)	2
Total Equity	181,246	185,211

Total Liabilities and Equity	$200,055	$230,870

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)

	Years Ended December 31,
	2012	2011

Continuing Operations
Crude oil sales, net of royalties	$16,624	$37,922

Operating costs and expenses:
Lease operating expenses and production costs	326	30,882
Exploratory expenses	3,236	890
Depreciation, depletion and amortization	10,750	13,477
General and administrative expenses	10,998	13,336
Total operating costs and expenses	25,310	58,585

Operating loss	(8,686)	(20,663)

Other expense, net	(582)	(328)

Loss from continuing operations before income taxes	(9,268)	(20,991)
Income tax expense	-	-
Net loss from continuing operations	(9,268)	(20,991)

Discontinued Operations
Net loss from discontinued operations, net of tax	(991)	(4,012)
Gain on divestiture, net	4,160	-
Net income (loss) from discontinued operations	3,169	(4,012)

Net loss	(6,099)	(25,003)
Net loss attributable to noncontrolling interests - discontinued operations	8	90

Net loss attributable to CAMAC Energy Inc.	$(6,091)	$(24,913)

Net (loss) income per common share attributable to CAMAC Energy Inc. - basic
Continuing operations	$(0.06)	$(0.14)
Discontinued operations	$0.02	$(0.03)
Total	$(0.04)	$(0.16)
Net (loss) income per common share attributable to CAMAC Energy Inc. - diluted
Continuing operations	$(0.06)	$(0.14)
Discontinued operations	$0.02	$(0.03)
Total	$(0.04)	$(0.16)
Weighted average common shares outstanding:
Basic	155,813	154,556
Diluted	155,813	154,556

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2012	2011

Net loss	$(6,099)	$(25,003)
Other comprehensive income (loss):
Foreign currency adjustments	94	(31)
Unrealized gain (loss) on investments, net of taxes	395	(114)
Total other comprehensive income (loss)	489	(145)

Comprehensive loss	(5,610)	(25,148)
Comprehensive loss attributable to noncontrolling interests	8	88

Comprehensive loss attributable to CAMAC Energy Inc.	$(5,602)	$(25,060)

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
At December 31, 2010	153,612	$154	$458,523	$(250,925)	$(120)	$(643)	$206,989
Stock issued for services	840	1	706	-	-	-	707
Exercise of warrants and options	323	-	177	-	-	-	177
Vesting of restricted stock	611	-	-	-	-	-	-
Stock-based employee compensation			2,484	-	-	-	2,484
Adjustments to noncontrolling interest			(733)	-	-	735	2
Net loss			-	(24,913)	-	(90)	(25,003)
Other comprehensive income (loss):
Foreign currency adjustments			-	-	(31)	-	(31)
Unrealized loss on investments, net of taxes			-	-	(114)	-	(114)
At December 31, 2011	155,386	$155	$461,157	$(275,838)	$(265)	$2	$185,211
Exercise of warrants and options	7	-	3	-	-	-	3
Vesting of restricted stock	514	1	-				1
Contingent consideration stock issued	188	-	890				890
Stock-based employee compensation			739	-	-	-	739
Net loss			-	(6,091)	-	(8)	(6,099)
Other comprehensive income (loss):
Foreign currency adjustments			12	-	94	-	106
Unrealized gain on investments, net of taxes			-	-	395	-	395
At December 31, 2012	156,095	$156	$462,801	$(281,929)	$224	$(6)	$181,246

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011
Operating activities
Net loss	$(6,099)	$(25,003)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	10,758	13,530
Stock-based compensation	739	2,484
Currency transaction loss (gain)	22	(31)
Dry hole costs	(37)	2,176
Gain on divestiture, net	(4,160)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	12,836	(8,528)
Decrease in other current assets	649	1,841
Decrease in inventories	-	72
(Decrease) increase in accounts payable	(20,772)	35,834
Increase (decrease) in accrued expenses	112	(37,029)
Other	55	-
Net cash used in operating activities	(5,897)	(14,654)

Investing activities
Capital expenditures	(3,576)	(7,159)
Proceeds on divestiture, net	2,364	-
Net sales of available for sale securities	-	256
Decrease in other assets	465	43
Proceeds on long-term investments	1,966	-
Net cash provided by (used in) investing activities	1,219	(6,860)

Financing activities
Proceeds from long-term note payable - related party	5,000	31,000
Payments of long-term note payable - related party	(10,128)	(25,000)
Proceeds from exercise of warrants and stock options	3	177
Net cash (used in) provided by financing activities	(5,125)	6,177

Effect of exchange rate on cash and cash equivalents	(17)	45

Net decrease in cash and cash equivalents	(9,820)	(15,292)
Cash and cash equivalents at beginning of period	13,626	28,918
Cash and cash equivalents at end of period	$3,806	$13,626

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$117	$120
Contingent consideration stock	$890	$-
Supplemental disclosure of non-cash investing and financing activities:
Nonsubsidiary common stock received as partial proceeds for divestiture, net	$1,877	$-
Common stock issued for services	$-	$706

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

The Company operates in the upstream segment of the oil and gas industry in exploration and producing activities. The Company’s corporate headquarters is located in Houston, Texas and has offices in Nairobi, Kenya and Lagos, Nigeria.   The Company's principal assets include rights to interests in OML 120 and OML 121, offshore oil and gas leases in deep water Nigeria which include the currently producing Oyo Oilfield, and interests in six recently acquired exploration blocks in Kenya and Gambia.

NOTE 2. --- BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC and its subsidiaries and affiliates.

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

For year 2012, certain changes in presentation have been made in the consolidated financial statements, and prior periods included have been prepared with these reclasses for comparability. These include a change in accounting principle for the presentation of revenues to exclude royalties and taxes, with an offsetting decrease in costs and expenses, which was adopted effective December 31, 2011.

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

In July 2012, the Company signed a definitive share sale and purchase agreement to divest its interest in the Zijinshan Gas Block in China.  This transaction was completed on August 6, 2012.  The Company has classified the current and historical results of its China operations, including other inactive operations not involved in this sale, as discontinued operations, net of tax, in the accompanying consolidated statements of operations.  See Note 4 for more information regarding the sale.  Unless otherwise indicated, the information in these notes to the consolidated financial statements relates to the Company’s continuing operations.

Liquidity

The Company incurred a net loss attributable to CAMAC Energy Inc. of $6,091,000 for the year ended December 31, 2012 and at that date had an accumulated deficit of $281,929,000.  As of December 31, 2012, the Company has incurred $59.7 million in well workover expenses to reduce gas production from well #5 in the Oyo Field in order to improve the daily crude oil production rate from this well. Of this amount, $30.7 million was charged to expense in 2010, $28.9 million in 2011 and $0.1 million in 2012.  By agreements involving Allied Energy Plc, an affiliated company, the Company will pay for the workover.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

On June 6, 2011, CAMAC Petroleum Limited (“CPL”), a wholly owned subsidiary of the Company, executed a Promissory Note (the “Promissory Note”) in favor of Allied Energy Plc. (“Allied” or the “Lender”). Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, was to mature on June 6, 2013.  Subsequently, in August 2012 the Promissory note was amended to extend the maturity date to October 15, 2013, and then amended again in March 2013 to extend the maturity date to July 15, 2014.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2012, $0.9 million was outstanding.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report, assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through December 31, 2012, substantially all of our capital had been raised through private placements and registered direct offerings of equity instruments.

NOTE 3. --- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are accounted for at cost less allowance for doubtful accounts.  We establish provisions for losses on accounts receivables if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method.  As of December 31, 2012 and 2011, no allowance for doubtful accounts was necessary.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Revenues

Revenues are recognized when the earnings process is complete and an exchange transaction has taken place. An exchange transaction may be a physical sale, the providing of services, or an exchange of rights and privileges.  The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectability, and the amount is not subject to refund. Crude oil revenues are net of sales of royalty barrels. Oil revenue is recognized using the sales method for our share of Cost Oil and Profit Oil for each crude oil lifting in Nigeria.

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

The Company’s continuing practice is to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of other income (expense) in its Consolidated Statements of Operations. As of December 31, 2012, the Company did not have any accrued interest or penalties associated with any uncertain tax liabilities.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

New Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 regarding disclosure requirements for assets and liabilities that have been offset in the balance sheet.  The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset.  The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded.  For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts.   The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented.  At December 31, 2012, the Company did not have any transactions of the types subject to this ASU.

NOTE 4 – DISCONTINUED OPERATIONS

In August 2012, the Company divested its wholly-owned Hong Kong subsidiary Pacific Asia Petroleum Limited (PAPL) for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited (“Leyshon”), a natural resources mining company based in Beijing, China.  The Leyshon shares had a fair market value of $1.9 million, which have since been sold.

PAPL held the Company’s interest in the Zijinshan production sharing contract relating to the Zijinshan Block in the Shanxi Province of China. Since 2008, the Company engaged in exploration activities on this Block in search of coalbed methane and other gas.  The Company made a strategic decision to monetize this asset and withdraw from activity in China in order to focus its efforts and capital resources on its core Africa activities.

The Company has reclassified all assets, liabilities and the results of operations for Asia to discontinued operations for all periods presented.

Results of operations from discontinued operations are as follows:

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Years Ended December 31,
	2012	2011
	(In thousands)
Costs and expenses:
Exploratory expenses	$204	$2,545
Depreciation, depletion and amortization	8	53
General and administrative expenses	779	1,642
Other income	-	(228)
Total costs and expenses	991	4,012

Loss before income taxes	(991)	(4,012)
Income tax expense	-	-
Net loss before noncontrolling interests	(991)	(4,012)

Noncontrolling interests	8	90
Net loss	$(983)	$(3,922)

Assets and liabilities of discontinued operations are as follows:

	December 31,	December 31,
	2012	2011
	(In thousands)
Other current assets	$-	$73
Property, plant and equipment, net	-	164
Other assets	36	36
Total assets	$36	$273

Accounts payable	$-	$592
Accrued expenses	-	199
Total liabilities	$-	$791

NOTE 5. -- ACQUISITIONS

Nigeria - OML 120/121 Transaction

In April 2010, the Company acquired from affiliates of CAMAC Energy Holdings Limited (“CEHL”) certain rights to their interests relating to the Oyo Field (the “Oyo Contract Rights”) in the OML 120/121 Production Sharing Contract (“OML 120/121 PSC”) in exchange for cash and shares of common stock of the Company.

In December 2010, the Company entered into a Purchase and Continuation Agreement (the “Purchase Agreement”) with CEHL and such affiliates, pursuant to which the Company agreed to acquire certain rights of the remainder of the affiliates’ interest (the “OML 120/121 Transaction”) in the OML 120/121 PSC (the “Non-Oyo Contract Rights”).  In exchange for the Non-Oyo Contract Rights, the Company agreed to an option-based consideration structure and paid $5.0 million in cash to Allied, an affiliate of CEHL, upon the closing of the OML 120/121 Transaction in February 2011. The Company has the option to elect to retain the Non-Oyo Contract Rights upon payment of additional consideration to Allied upon the achievement of certain milestones relating to exploration and production outside of the Oyo Field.

If any of the milestones are reached and the Company elects not to retain the Non-Oyo Contract Rights at that time, then all the Non-Oyo Contract Rights will automatically revert back to CEHL without any compensation due to the Company and with CEHL retaining all consideration paid by the Company to date.  As of December 31, 2012, none of the milestones had been reached.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Award of Kenya Exploration Blocks

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts (“Kenya PSCs”) with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28.  For all of the blocks, the Company will be the operator, with the government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery.  The Company is responsible for all exploration expenditures.

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

Award of The Gambia Offshore Exploration Blocks

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

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6. --- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	December 31,	December 31,
	2012	2011
Oil and gas properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	25,822	15,233
Proved oil and gas properties, net	180,390	190,979
Unproved oil and gas properties	8,240	5,000
Oil and gas properties, net	188,630	195,979

Property, plant and equipment, other	989	614
Less: Accumulated depreciation	533	371
Property, plant and equipment, other, net	456	243
Total property, plant and equipment	$189,086	$196,222

NOTE 7.  --- LONG TERM NOTE PAYABLE – RELATED PARTY

On June 6, 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, was to mature on June 6, 2013.  Subsequently, in August 2012 the Promissory note was amended to extend the maturity date to October 15, 2013, and then amended again in March 2013 to extend the maturity date to July 15, 2014.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2012, $0.9 million was outstanding.

NOTE 8. --- OPERATING SEGMENT DATA

The Company manages its operations on a geographical basis.  Historically, the Company reported two operating segments:  Africa and Asia.  In August 2012, the Company sold its principal China operations, which comprised the remaining portion of the Asia segment.  As a result, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the years ended December 31, 2012 and 2011 are presented in one reportable segment.

NOTE 9. ---   INCOME TAXES

The Company’s subsidiaries outside the United States did not have any undistributed net earnings at December 31, 2012, due to accumulated net losses.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

	Years Ended December 31,
	2012	2011
	(In thousands)

Net loss attributable to CAMAC Energy Inc. before income tax expense	$(6,091)	$(24,913)
Expected income tax provision at statutory rate of 35%	$(2,132)	$(8,720)
Increase (decrease) due to:
Foreign-incorporated subsidiaries	(4,463)	4,102
Net losses not realizable currently for U.S. tax purposes	6,595	4,618
Total income tax expense	$-	$-

The Company records zero net deferred income tax assets and liabilities on the balance sheet on the basis that its overall net deferred income tax asset position is offset by a valuation allowance due to its net losses since inception for both book basis and tax basis and other considerations.

Deferred income tax assets by category are as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Tax basis operating loss carryovers	$20,471	$16,898
Well workover	7,822	10,737
Other	481	106
	28,774	27,741
Valuation allowance	(28,774)	(27,741)
Net deferred income tax assets	$-	$-

The Company’s total tax basis loss carryovers at December 31, 2012 were $58,847,000.  Due to the significant change in ownership in 2010, the Company’s future use of its U.S. operating losses may be limited.

Tax years ended December 31, 2008 through 2012 remain open to examination under the applicable statute of limitations in the U.S. and state tax jurisdiction in which the Company files income tax returns.

For the year 2011 in the accompanying consolidated statements of operations, total net losses attributable to CAMAC Energy Inc., include a net charge of $508,000 to income tax expense representing adjustments between the original book basis income tax provision and the Company’s allocated share of the year 2010 Nigeria Petroleum Profits Tax return filed for the OML 120/121 PSC in September 2011. The adjustments recorded were based upon changes deemed more likely than not to be sustained. The Company also has unrecognized tax benefits of $2,435,000 related to the 2010 Nigeria Petroleum Profits Tax return for which the future realization is uncertain at present; accordingly, the tax benefit has been fully offset by a valuation allowance. Further, as part of the above adjustments, the Company has recorded approximately $624,000 in other current assets for excess 2010 Nigeria Petroleum Profits Tax paid into the escrow account of the OML 120/121 PSC.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10. ---  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2012, the Company had approximately $15.1 million of approved and unpaid workover invoices related to Oyo Field well #5, and $19.3 million as of December 31, 2011.

Accrued expenses are as follows:

	December 31,	December 31,
	2012	2011
	(In thousands)
Accrued contingent consideration	$-	$890
Accrued professional fees	565	474
Accrued payroll and benefits	397	406
Accrued workover costs	538	1,367
Other	1,270	426
Total accrued expenses	$2,770	$3,563

NOTE 11. --- STOCK BASED COMPENSATION

Stock Options

Under the Company’s 2009 Equity Incentive Plan, the Company may issue stock, options or units to result in issuance of a maximum aggregate of 12,000,000 shares of Common Stock. Options awarded expire 10 years from date of grant or shorter term as fixed by the Board of Directors.  In 2012, the Company granted a total of 625,485 stock options with vesting periods from 3 years to 5 years.

A summary of stock option activity for the year ended December 31, 2012, is presented below.

	Shares Underlying Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock Options
Outstanding at January 1, 2012	5,496,692	$1.38	4.9
Granted	625,485	$0.86	4.3
Exercised	(7,000)	$0.64
Forfeited	(3,540,192)	$1.58
Outstanding as of December 31, 2012	2,574,985	$0.98	3.8

Expected to vest	2,574,985	$0.98	3.8
Exercisable at December 31, 2012	729,501	$1.25	3.6

The total intrinsic values of options outstanding and options exercisable were $0 at December 31, 2012.  The total intrinsic values realized by recipients on options exercised were $2,420 in 2012, and $242,000 in 2011.

The Company recorded compensation expense relative to stock options in 2012 and 2011 of $178,000 and $1,288,000, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model.  The table below shows the weighted-average amounts for the assumptions used in the model for options awarded in each year under equity incentive plans.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	2012	2011

Expected price volatility	120.5%	103.7%
Risk free interest rate (U.S. treasury bonds)	0.5%	0.8%
Expected annual dividend yield	-	-
Expected option term (years)	3.5	3.1
Grant date fair value per share	$0.64	$0.84

Restricted Stock Awards (“RSA”)

In addition to stock options, our 2009 Plan allows for the grant of restricted stock awards, or RSA. We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

A summary of restricted stock activity for the year ended December 31, 2012, is presented below.

	Shares	Weighted-Average Grant Date Fair Value
Restricted Stock
Nonvested at January 1, 2012	1,088,627	$1.13
Granted	909,916	$0.76
Vested	(514,192)	$1.10
Forfeited	(385,000)	$1.28
Nonvested as of December 31, 2012	1,099,351	$0.78

The Company recorded compensation expense relative to RSA’s in 2012 and 2011 of $561,000 and $1,196,000, respectively.

The total grant date fair value of RSA shares that vested during 2012 was approximately $568,000.  As of December 31, 2012, there was approximately $857,000 of total unrecognized compensation cost related to nonvested RSAs, with $725,000, and $132,000 to be recognized during the years ended December 31, 2013 and 2014, respectively.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12. --- EARNINGS OR LOSS PER COMMON SHARE

Basic earnings or loss per common share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for years ended December 31, 2012 and 2011, respectively, were as follows:

	Years ended December 31,
	2012	2011
	(In thousands)
Basic	155,813	154,556
Diluted	155,813	154,556

The number of stock options, warrants issued in stock offerings and nonvested restricted stock excluded from dilutive shares outstanding in the above periods, as these potentially dilutive securities are anti-dilutive because the Company was in a loss position, were as follows:

	Years ended December 31,
	2012	2011
	(In thousands)
Stock options	2	98
Warrants issued in stock offerings	-	6
Nonvested restricted stock awards	327	65

NOTE 13. --- DEFINED CONTRIBUTION PLAN

In 2007 the Company adopted a defined contribution 401(k) Plan (“Plan”) for its U.S. employees.   The Plan provides for Company matching of 200% on up to the first 3% of salary contributed by employees. The Plan includes the option for employee contributions to be made from either pre-tax or after-tax basis income as elected by the employee. Company contributions are immediately vested to the employee.  Under the Plan, the Company’s cash contributions, including third party administration fees, were $130,000 and $121,000 in 2012 and 2011, respectively.

NOTE 14. --- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.  The carrying amounts of the Company’s financial instruments for cash equivalents, long-term investments, accounts receivable, deposits, advances,  accounts payable, and accrued expenses and long-term debt at floating interest rates, approximate fair value at December 31, 2012 and 2011. The carrying amount for the investment in nonsubsidiary is fair value from a market price.  The recorded amounts for fair value of the Company’s securities, is presented below.

	Years ended December 31,
	2012	2011
	(In thousands)
Available for sale:
Investment in nonsubsidiary	$-	$158

Concentration of Credit Risk

The Company is currently not exposed to any concentration of credit risk.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15. – FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures , defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measurement fair value.

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

Investments in nonsubsidiaries are accounted for in other assets on the consolidated balance sheet.  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, long-term investments, trade receivables, deposits, long-term advances, accounts payable, accrued expenses and long-term debt at floating interest rates approximate their fair values, principally due to the short-term nature, maturities or nature of interest rates of many of the above listed items.

Assets measured at fair value on a recurring basis – as of December 31:

	2012	Level 1	2011	Level 1
	(In thousands)
Investment in nonsubsidiary	$-	$-	$158	$158

NOTE 16. --- COMMITMENTS AND CONTINGENCIES

 Lease Commitments

We rent office space and miscellaneous office equipment under non-cancelable operating leases.  Office rent expense, net of sublease income, for the years ended December 31, 2012 and 2011 was $539,000 and $544,000, respectively. At December 31, 2012, minimum future rental commitments for operating leases net of sublease income, were a total of $1,850,000 as follows:  $404,000 in 2013, $270,000 in 2014, $277,000 in 2015, $273,000 in 2016, $269,000 in 2017 and $357,000 in 2018 and thereafter.

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

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of December 31, 2012, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

CAMAC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 17. --- RELATED PARTY TRANSACTIONS

In September 2012, the Company entered into a Technical Services Agreement (the “Agreement”) with Allied, whereby the Company agreed to provide services related to the Oyo Field within OML 120/121.  Within the terms of the Agreement, Allied agreed to pay the Company $150,000 per month.  The Agreement was finalized and executed January 10, 2013

During 2012, the Company made cash severance payments totaling an aggregate of $169,167 to two former executives pursuant to the terms of separation agreements entered into with each former executive.

On June 6, 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the terms of the Promissory Note, the Lender agreed to make loans to CPL, from time to time and pursuant to requests by CPL, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans, was to mature on June 6, 2013.  Subsequently, in August 2012 the Promissory note was amended to extend the maturity date to October 15, 2013, and then amended again in March 2013 to extend the maturity date to July 15, 2014.  The Company has irrevocably, unconditionally and absolutely guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2012, $0.9 million was outstanding.

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CAMAC International (Nigeria) Limited (“CINL”), and Allied.  Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL.  As a result, Dr. Lawal may be deemed to have an indirect material interest in the transactions contemplated by the OML 120/121 Agreement.  Chairman Lawal recused himself from participating in the consideration and approval by the Company’s Board of Directors of the OML 120/121 Transaction.

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates.  The following tables summarize related party transactions and balances for the respective periods.

	December 31, 2012	December 31, 2011
	(In thousands)
CEHL, accounts payable	$9,783	$162
CEHL, long-term note payable	$872	$6,000

	Years Ended December 31,
	2012	2011
	(In thousands)
CEHL, operating expenses, net	$81	$3,243
CEHL, interest on long-term note payable	$122	$120

CAMAC ENERGY INC.
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

The unaudited supplemental information on oil and gas exploration and production activities for 2012 and 2011 has been presented in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 932,  Extractive Activities—Oil and Gas.  Disclosures by geographic area include Africa and the United States.

Estimated Net Proved Crude Oil Reserves

The following estimates of the net proved crude oil reserves in Africa are based on evaluations prepared by third-party reservoir engineers. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Crude Oil
	(MBbls)
	Africa	Total
December 31, 2010	5,288	5,288
Revisions	(2,288)	(2,288)
Improved recovery	-	-
Purchases	-	-
Extensions and discoveries	-	-
Sales of minerals in place	-	-
Production	(337)	(337)
December 31, 2011	2,663	2,663
Revisions	582	582
Improved recovery	-	-
Purchases	-	-
Extensions and discoveries	-	-
Sales of minerals in place	-	-
Production	(147)	(147)
December 31, 2012	3,098	3,098

Developed reserves
December 31, 2010	387	387
December 31, 2011	92	92
December 31, 2012	55	55

Undeveloped reserves
December 31, 2010	4,901	4,901
December 31, 2011	2,571	2,571
December 31, 2012	3,043	3,043

Capitalized Costs

The Company follows the successful efforts method of accounting for capitalization of costs of oil and gas producing activities.  Capitalized costs include the cost of properties, equipment, and facilities for oil and gas producing activities. Capitalized costs for proved properties include costs for oil and gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or in active completion, and costs of exploratory wells suspended or waiting on completion. Amounts below include only activities classified as exploration and producing.

CAMAC ENERGY INC.
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

(In thousands)	Africa	Total
As of December 31, 2012
Proved properties	$206,212	$206,212
Unproved properties	8,240	8,240
Total gross	214,452	214,452

Less: Accumulated depreciation, depletion and amortization	25,822	25,822
Net capitalized costs	$188,630	$188,630

As of December 31, 2011
Proved properties	$206,212	$206,212
Unproved properties	5,000	5,000
Total gross	211,212	211,212

Less: Accumulated depreciation, depletion and amortization	15,233	15,233
Net capitalized costs	$195,979	$195,979

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense when incurred for oil and gas property acquisition, exploration, and development activities. Exploration costs presented below include the costs of drilling and equipping successful and unsuccessful exploration wells during the year, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds.  Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.  Costs associated with corporate activities are not included.

(In thousands)	Africa	United States	Total
Year ended December 31, 2012
Proved property acquisition	$-	$-	$-
Unproved property acquisition	3,240	-	3,240
Exploration	1,775	1,461	3,236
Development	-	-	-
Total costs incurred	$5,015	$1,461	$6,476

Year ended December 31, 2011
Proved property acquisition	$-	$-	$-
Unproved property acquisition	5,000	-	5,000
Exploration	206	684	890
Development	-	-	-
Total costs incurred	$5,206	$684	$5,890

CAMAC ENERGY INC.
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Results of Continuing Operations

Results of continuing operations for producing activities consist of all activities within the oil and gas exploration and production operations.

(In thousands)	Africa	United States	Total
Year ended December 31, 2012
Revenues	$16,624	$-	$16,624
Production costs	(260)	(7)	(267)
Exploratory expenses	(1,775)	(1,461)	(3,236)
Depreciation, depletion and amortization	(10,595)	-	(10,595)
Other expenses	(59)	-	(59)
Results of operations before income taxes	3,935	(1,468)	2,467
Income tax expense	-	-	-
Results of continuing operations	$3,935	$(1,468)	$2,467

Year ended December 31, 2011
Revenues	$37,922	$-	$37,922
Production costs	(1,905)	-	(1,905)
Exploration expenses	(206)	(684)	(890)
Depreciation, depletion and amortization	(13,316)	-	(13,316)
Other expenses	(28,977)	-	(28,977)
Results of operations before income taxes	(6,482)	(684)	(7,166)
Income tax expense	-	-	-
Results of continuing operations	$(6,482)	$(684)	$(7,166)

Standardized Measure of Discounted Future Net Cash Flows

Standardized Measure of Discounted Future Net Cash Flows reflects our estimated future net revenues, net of estimated income taxes, to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average of the first-day-of-the-month commodity prices during the 12-month period ended on December 31, 2012) without giving effect to non-property related expenses such as DD&A expense and discounted at 10 percent per year. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2012 and 2011, were $112.77 and $112.26 per barrel of crude oil, respectively, including differentials.  Amounts below for production sold and production costs exclude royalties.

CAMAC ENERGY INC.
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

(In thousands)	Africa	Total
As of December 31, 2012
Future cash inflows from production sold	$349,345	$349,345
Future production costs	(180,612)	(180,612)
Future development costs	(58,800)	(58,800)
Future income taxes	(19,886)	(19,886)
Future net cash flows before discount	90,047	90,047
Discount at 10% annual rate	(24,335)	(24,335)
Standardized measure of discounted future cash flows	$65,712	$65,712

As of December 31, 2011
Future cash inflows from production sold	$298,936	$298,936
Future production costs	(140,104)	(140,104)
Future development costs	(62,308)	(62,308)
Future income taxes	(16,212)	(16,212)
Future net cash flows before discount	80,312	80,312
Discount at 10% annual rate	(18,625)	(18,625)
Standardized measure of discounted future cash flows	$61,687	$61,687

CAMAC ENERGY INC.
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Change in Standardized Measure of Discounted Future Net Cash Flows

The sources of change are explained below, discounted at a 10% annual rate.

(In thousands)	Africa	Total
Standardized measure, January 1, 2012	$61,687	$61,687
Sales/production net of production costs	(16,357)	(16,357)
Development costs incurred	-	-
Purchases of reserves	-	-
Sales of reserves	-	-
Net change in sale prices and production costs on future production	(40,435)	(40,435)
Changes in estimated future development costs	8,433	8,434
Extensions, discoveries and improved recovery	-	-
Revisions of previous quantity estimates	47,662	47,662
Accretion of discount	5,717	5,717
Net change in income tax	(995)	(995)
Standardized measure, December 31, 2012	$65,712	$65,712

Standardized measure, January 1, 2011	95,696	95,696
Sales/production net of production costs	(35,617)	(35,617)
Development costs incurred	-	-
Purchases of reserves	-	-
Sales of reserves	-	-
Net change in sale prices and production costs on future production	136,097	136,097
Changes in estimated future development costs	(9,989)	(9,989)
Extensions, discoveries and improved recovery	-	-
Revisions of previous quantity estimates	(139,203)	(139,203)
Accretion of discount	10,417	10,417
Net change in income tax	4,286	4,286
Standardized measure, December 31, 2011	$61,687	$61,687

Africa
Sales revenue per barrel of crude oil:
2012	$112.60
2011	$112.91
2010	$85.16

Production costs per barrel of net crude oil production:
2012	$6.34
2011	$8.61
2010	$34.54