Form 10-Q
period 2013-03-31
CAMAC Energy Inc.
filed 2013-05-14
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 9, 2013 there were 156,224,844 shares of common stock, par value $0.001 per share, outstanding.

CAMAC ENERGY INC.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Throughout this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”) and its subsidiaries and affiliates.

When used in this report, the terms:

●	“ASC” refers to the FASB Accounting Standards Codification;
●	“ASU” refers to the FASB Accounting Standards Update;
●	“FASB” refers to the Financial Accounting Standards Board;
●	“U.S. GAAP” refers to the Generally Accepted Accounting Principles of the United States
●	“SEC” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934;
●	“EPS” refers to Basic earnings (loss) per common share;
●	“PSC” refers to Production Sharing Contract;
●	“OML 120 and 121” refers to two offshore oil mining leases in Nigeria;
●	“Royalty Oil” as stated in the OML 120 and 121 PSC, refers to the portion of the available crude oil proceeds owned by royalty interests;
●	“Cost Oil” as stated in the OML 120 and 121 PSC, refers to the amounts recoverable of operating costs and capital costs incurred;
●	“Tax Oil” as stated in the OML 120 and 121 PSC, refers to the amount of petroleum profit taxes owed on the sale of crude oil;
●	“Profit Oil” as stated in the OML 120 and 121 PSC, refers to the balance available of crude oil proceeds after the allocation of Royalty Oil, Cost Oil and Tax Oil;
●	“NAE” refers to Nigerian Agip Exploration Limited;
●	“PAPL” refers to Pacific Asia Petroleum Limited;
●	“Leyshon” refers to Leyshon Resources Limited, a natural resources mining company based in Beijing, China;
●	“Zijinshan PSC” refers to the Zijinshan production sharing contract;
●
“Kenya PSCs” refers to four production sharing contracts with the Government of the Republic of Kenya covering     previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28;

●	“Blocks” refers to the asset exploration areas under lease;
●	“CPL” refers to CAMAC Petroleum Limited;
●	“CEHL” refers to CAMAC Energy Holdings Limited;
●	“Promissory Note” refers to CPL’s Promissory Note with Allied;
●	“Allied” refers to Allied Energy Plc.;
●	“Licenses” refer to production Licenses with The Republic of The Gambia;
●	“GNPC” refers to the Gambia National Petroleum Company GNPC;
●	“IMPCO” refers to Inner Mongolia Petroleum Company Limited;
●	“Agreement” refers to the Technical Services Agreement with Allied;
●	“IMPCO” refers to Inner Mongolia Production Company, LLC "IMPCO";
●	“ADS” refers to Advanced Drilling Services, LLC "ADS";
●	“Deed” refers to the deed of assignment Allied signed with Transocean;
●	“NPDC” refers to Nigerian Petroleum Development Corporation Limited;
●	“CEO” refers to the Chief Executive Officer; and
●	“PFO” refers to the Principle Financial Officer.

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

We may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the SEC, reports to stockholders and information provided in our web site.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,332	$3,806
Accounts receivable	6,451	6,103
Other current assets	974	1,013
Total current assets	9,757	10,922

Property, plant and equipment, net:
Oil and gas properties (successful efforts method of accounting), net	187,312	188,630
Property, plant and equipment, other, net	746	456
Total property, plant and equipment, net	188,058	189,086

Other assets	47	11
Noncurrent assets of discontinued operations	-	36

Total Assets	$197,862	$200,055

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,709	$15,112
Accrued expenses	4,418	2,770
Total current liabilities	19,127	17,882

Long-term note payable - related party	872	872
Other long-term liabilities	51	55

Total Liabilities	20,050	18,809

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock $0.001 par value - 300,000,000 shares authorized,
156,224,288 and 156,095,346 shares issued and outstanding as
of March 31, 2013 and December 31, 2012, respectively	156	156
Paid-in capital	463,139	462,801
Accumulated deficit	(285,707)	(281,929)
Accumulated other comprehensive income	224	224
Total stockholders' equity - CAMAC Energy Inc.	177,812	181,252
Noncontrolling interests of discontinued operations	-	(6)
Total Equity	177,812	181,246

Total Liabilities and Equity	$197,862	$200,055

 See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Continuing Operations
Crude oil sales, net of royalties	$2,452	$5,672

Operating costs and expenses:
Lease operating expenses and production costs	(64)	178
Exploratory expenses	1,198	553
Depreciation, depletion and amortization	1,380	3,324
General and administrative expenses	3,712	2,496
Total operating costs and expenses	6,226	6,551

Operating loss	(3,774)	(879)

Other expense, net	(4)	(31)

Loss from continuing operations before income taxes	(3,778)	(910)
Income tax expense	-	-
Net loss from continuing operations	(3,778)	(910)

Discontinued Operations
Net loss from discontinued operations, net of tax	-	(393)

Net loss	(3,778)	(1,303)
Net loss attributable to noncontrolling interests - discontinued operations	-	7

Net loss attributable to CAMAC Energy Inc.	$(3,778)	$(1,296)

Net loss per common share attributable to CAMAC Energy Inc. - basic
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$-
Total	$(0.02)	$(0.01)
Net loss per common share attributable to CAMAC Energy Inc. - diluted
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$-
Total	$(0.02)	$(0.01)
Weighted average common shares outstanding:
Basic	156,021	155,581
Diluted	156,021	155,581

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net loss	$(3,778)	$(1,303)
Other comprehensive income (loss):
Unrealized gain on investments, net of taxes	-	198
Total other comprehensive income (loss)	-	198

Comprehensive loss	(3,778)	(1,105)
Comprehensive loss attributable to noncontrolling interests	-	7

Comprehensive loss attributable to CAMAC Energy Inc.	$(3,778)	$(1,098)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities	(Unaudited)
Net loss	$(3,778)	$(1,303)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	1,380	3,327
Stock-based compensation	338	(367)
Currency transaction gain	-	(10)
Dry hole expenses	-	(38)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(348)	10,685
Decrease (increase) in other current assets	39	(87)
Decrease in accounts payable	(403)	(16,486)
Increase in accrued expenses	1,648	2,694
Other	2	-
Net cash used in operating activities	(1,122)	(1,585)

Investing activities
Capital expenditures	(352)	(566)
Net cash used in investing activities	(352)	(566)

Financing activities
Payments of long-term note payable - related party	-	(2,966)
Proceeds from exercise of warrants and stock options	-	3
Net cash used in financing activities	-	(2,963)

Effect of exchange rate on cash and cash equivalents	-	8

Net decrease in cash and cash equivalents	(1,474)	(5,106)
Cash and cash equivalents at beginning of period	3,806	13,626
Cash and cash equivalents at end of period	$2,332	$8,520

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$4	$31

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Company Description

CAMAC Energy Inc. is engaged in the exploration, development, and production of oil and gas outside the United States, directly and through other ventures in which it may participate. The Company’s name was changed from Pacific Asia Petroleum, Inc. to CAMAC Energy Inc. upon the acquisition of oil and gas properties located offshore Nigeria in April 2010. Our shares are traded on the NYSE MKT under the symbol “CAK”.

The Company’s corporate headquarters is located in Houston, Texas and has offices in Nairobi, Kenya, Banjul, Gambia and Lagos, Nigeria. The Company’s principal assets include certain rights to interests in OML 120 and 121, offshore oil and gas leases in deep water Nigeria, which include the currently producing Oyo Oilfield, and interests in six recently acquired exploration blocks in Kenya and The Gambia.

2. Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for the filing of Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. Prior interim period data has been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any subsequent quarter or for the year ending December 31, 2013. This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. ASU 2013-02 requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance required as of January 1, 2013, and determined that there were no significant amounts reclassified in the current period that would require enhanced disclosure.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the Update is fixed at the reporting date, except for obligations addressed with existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Discontinued Operations

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited, a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

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

The Company has reclassified all assets, liabilities and results of operations for Asia to discontinued operations for all periods presented.

Results of operations from discontinued operations are as follows:

	Three Months Ended March 31,
	2013	2012
Costs and expenses:	(In thousands)
Exploratory expenses	$-	$69
Depreciation, depletion and amortization	-	3
General and administrative expenses	-	321
Total costs and expenses	-	393

Loss before income taxes	-	(393)
Income tax expense	-	-
Net loss before noncontrolling interests	-	(393)

Noncontrolling interests	-	7
Net loss	$-	$(386)

Assets and liabilities of discontinued operations are as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Other assets	$-	$36
Total assets	$-	$36

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31,	December 31,
	2013	2012
Oil and gas properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	(27,140)	(25,822)
Proved oil and gas properties, net	179,072	180,390
Unproved oil and gas properties	8,240	8,240
Oil and gas properties, net	187,312	188,630

Property, plant and equipment, other	1,340	989
Less: Accumulated depreciation	(594)	(533)
Property, plant and equipment, other, net	746	456

Total property, plant and equipment	$188,058	$189,086

5. Long-Term Note Payable – Related Party

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of Oyo well #5, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time to make payments relating to the workover.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans were to mature on June 6, 2013.  In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of March 31, 2013, $0.9 million was outstanding.

6. Accounts Payable and Accrued Expenses

As of March 31, 2013, the Company had approximately $14.7 million of approved and unpaid workover invoices related to Oyo well #5, and $15.1 million as of December 31, 2012.

Accrued expenses are as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accrued professional fees	$1,653	$565
Accrued acquisition and lease related costs	1,009	524
Accrued payroll and benefits	557	397
Accrued workover costs	538	538
Other	661	746
Total accrued expenses	$4,418	$2,770

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Equity

During the three months ended March 31, 2013, the Company issued 128,942 shares of Common Stock upon the vesting of restricted stock awards. During the three months ended March 31, 2013, the Company granted options to purchase a total of 1,000,000 shares of common stock and 275,000 shares of restricted stock awards with vesting periods from 24 months to 36 months.

8. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Basic	156,021	155,581
Diluted	156,021	155,581

The number of stock options, warrants and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Stock options	145	11
Nonvested restricted stock awards	641	316

9. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, deposits, accounts payable, accrued expenses, other long-term liabilities and long-term debt at floating interest rates approximate their fair values at March 31, 2013, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

10. Commitments and Contingencies

Contingencies

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2013, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

CAMAC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Related Party Transactions

The Company has entered into a Technical Services Agreement with Allied effective September 1, 2012, whereby the Company agreed to provide services related to the Oyo Field in Nigeria. Pursuant to the terms of the Agreement, Allied agreed to pay the Company $150,000 per month.

During 2012, the Company made cash severance payments totaling an aggregate of $169,167 to two former executives pursuant to the terms of separation agreements entered into with each former executive.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Refer to Note 5, Long-Term Note Payable – Related Party. As of March 31, 2013, $0.9 million was outstanding.

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following tables summarize related party transactions and balances for the respective periods.

	March 31, 2013	December 31, 2012
	(In thousands)
CEHL, accounts payable	$10,364	$9,783
CEHL, long-term note payable	$872	$872
CEHL, other long-term liabilities	$56	$-

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CEHL, operating expenses	$(270)	$130
CEHL, interest on long-term note payable	$4	$31

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is engaged in the exploration, development, and production of oil and gas outside the United States, directly and through joint ventures and other ventures in which it may participate. The Company’s name was changed from Pacific Asia Petroleum, Inc., to CAMAC Energy Inc. upon the acquisition of certain rights to interests in oil and gas properties located offshore Nigeria in April 2010. The Company’s principal assets include certain rights to interests in OML 120 and 121, offshore oil and gas leases in deep water offshore Nigeria, which include the currently producing Oyo oilfield, and interests in six recently acquired exploration blocks in Kenya and The Gambia.

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited, a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

As a result of the above transaction, the Company is reporting Asia operations for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the periods ended March 31, 2013 and 2012 are presented in one reportable segment.

Nigeria

There was one lifting during the three months ended March 31, 2013 totaling approximately 231,000 barrels of crude oil, 22,600 barrels net to the Company’s interests, at an average price of $108.35 per barrel. For the three months ended March 31, 2013 and 2012, the Oyo Field had gross crude oil production from two producing wells (wells #5 and #6) averaging 2,349 and 2,949 barrels per day, respectively, of which the Company’s net share including Cost Oil were 230 and 466 barrels per day, respectively.

At March 31, 2013, the Company had remaining liabilities related to the Oyo well #5 workover of approximately $15.2 million which have been charged to expense in prior periods. This amount will be eligible for recovery as future Cost Oil revenue after payment occurs, and the rate of recovery will be affected by future production levels and other field expenditures.

In June 2012, NAE completed the sale of its 40% working interest in OML 120 and 121 to Allied, an affiliate of the Company. Allied has informed the Company that it plans to drill a new well in the Oyo Field commencing in the second quarter of 2013. The new well, Oyo #7, will be designed to both increase production levels from the Oyo field and test the prospective resource potential of the deeper Miocene reservoir on the block.

The Company has entered into a Technical Services Agreement with Allied effective September 1, 2012, whereby the Company agreed to provide services related to the Oyo Field in Nigeria. Pursuant to the terms of the Agreement, Allied agreed to pay the Company $150,000 per month.

Kenya

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28. For all Blocks, the Company will be the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.

The Kenya PSCs for Blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each Block a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey on Block L1B was completed in April, 2013. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the acquisition of 3D seismic data and the drilling of one exploratory well on each Block during each such additional period.

The Kenya PSCs for Blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological and geophysical study, purchase 2D seismic data and acquire, process and interpret 3D seismic data. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each Block, during each such additional period.

In addition to the minimum work obligations, each of the Kenya PSCs requires annual surface rental payments, training fund payments and contributions to local community development projects. All of the Kenya PSCs also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

The Gambia

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for previously awarded exploration blocks A2 and A5. For both Blocks, the Company will be the operator, with the GNPC having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

The Licenses for both Blocks provide for an initial exploration period of four years with specified work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological study, acquire, process and interpret 3D seismic data, drill one exploration well to the total depth of 5,000 meters below mean sea level and evaluate drilling results, with the first two work obligations due prior to the end of the second year. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each Block.

In addition to the minimum work obligations, the Licenses require annual rental payments and training and resource fees. Each of the Licenses also includes customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

Results of Operations – Continuing Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Three months ended March 31, 2013, compared to the three months ended March 31, 2012:

Revenues. Our revenues for the three months ended March 31, 2013 decreased $3,220,000 as compared to the three months ended March 31, 2012. The decrease was primarily due to lower Cost Oil Recovery (cost recovery of workover costs incurred on well #5 in the Oyo Field) of $2,602,000 and lower Profit Oil sales of $618,000 (due to a reduction in sales volumes of 3,344 barrels) in the current period and lower sales prices. The average revenue per barrel on crude oil sold during the three months ended March 31, 2013 and 2012, was $108.35 and $123.73, respectively.

Lease operating expenses and production costs. Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil. Our lease operating expenses for the three months ended March 31, 2013 decreased $242,000 as compared to the three months ended March 31, 2012. The decrease was primarily due to amounts earned in the current period under the Technical Services Agreement with Allied, which amounts are reflected as a reduction in operating expenses.

Exploratory expenses. Exploratory expense consists of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, training and community development expenditures) charged to expense. Our exploratory expenses for the three months ended March 31, 2013 increased $645,000 as compared to the three months ended March 31, 2012. The increase was primarily due to lease related costs in connection with our recent Kenya and The Gambia Lease Acquisitions of $387,000 and gravity and magnetic survey expenses in Kenya of $227,000 in the current period.

Depreciation, depletion and amortization.. Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses for the three months ended March 31, 2013 decreased $1,944,000 as compared to the three months ended March 31, 2012. The decrease was primarily due to the lower sales volumes and a lower depletion rate in the current period.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses for the three months ended March 31, 2013 increased $1,216,000 as compared to the three months ended March 31, 2012. The increase was primarily due to higher share-based compensation expense of $706,000 and higher consulting and legal expenses of $466,000.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a net working capital (current assets minus current liabilities) deficit of $9,370,000, including cash and cash equivalents of $2,332,000.

During the three months ended March 31, 2013, net cash used in operating activities was $1,122,000 as compared to $1,585,000 for the three months ended March 31, 2012. The net reduction in cash used in operating activities of $463,000 was primarily due to lower revenues, increased expenses and timing of receivable collections and payments.

During the three months ended March 31, 2013, capital expenditures were $352,000 as compared to $566,000 in the three months ended March, 2012.

During the three months ended March 31, 2013, no cash was used in financing activities. During the same period in 2012, the Company repaid $2,966,000 under the Promissory Note with Allied.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of Oyo well #5, in an aggregate sum of up to $25.0 million. Interest accrues on outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum.  CPL may prepay and re-borrow all or a portion of such amount from time to time to make payments relating to the workover.  Pursuant to the initial terms of the Promissory Note, the unpaid aggregate outstanding principal amount of all loans were to mature on June 6, 2013.  In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of March 31, 2013, $0.9 million was outstanding.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report, assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through March 31, 2013, substantially all of our capital had been raised through private placements and registered direct offerings of equity instruments.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its CEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and PFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s CEO and PFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2013 we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

ITEM 1A.  RISK FACTORS

Please see our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A, for discussion of the risk factors affecting our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2013, the Company issued 188,591 shares of common stock of the Company to CEHL, the Company’s majority stockholder, in connection with a post-closing purchase price adjustment pursuant to the Purchase and Sale Agreement, dated as of November 18, 2009, by and among Pacific Asia Petroleum, Inc. (n/k/a CAMAC Energy Inc.), CEHL and the other parties named therein. The Company relied on an exemption from registration of the shares provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

CAMAC Energy Inc.

Date: May 14, 2013	/S/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)