Form 10-Q
period 2013-06-30
CAMAC Energy Inc.
filed 2013-08-13
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 7, 2013 there were 156,864,970 shares of common stock, par value $0.001 per share, outstanding.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Throughout this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”) and its subsidiaries and affiliates.

When used in this report, the terms:

●	“Allied” refers to Allied Energy Plc.;
●	“ASU” refers to the FASB Accounting Standards Update;
●	“Block” refers to the asset exploration area under lease;
●	“CEHL” refers to CAMAC Energy Holdings Limited;
●	“CEO” refers to the Chief Executive Officer;
●	“Cost Oil” as stated in the OML 120 and 121 PSC, refers to the amounts recoverable of operating costs and capital costs incurred;
●	“CPL” refers to CAMAC Petroleum Limited;
●	“Exchange Act” refers to the Securities Exchange Act of 1934;
●	“FASB” refers to the Financial Accounting Standards Board;
●	“GNPC” refers to the Gambia National Petroleum Company;
●	“IMPCO” refers to Inner Mongolia Production Company Limited;
●	“Kenya PSCs” refers to four production sharing contracts with the Government of the Republic of Kenya, covering exploration Blocks L1B, L16, L27 and L28;
●	“Leyshon” refers to Leyshon Resources Limited;
●	“NAE” refers to Nigerian Agip Exploration Limited;
●	“OML 120 and 121” refers to two offshore oil mining leases in Nigeria;
●	“Oyo Field” refers to the production field where OML 120 and 121 reside;
●	“PAPL” refers to Pacific Asia Petroleum Limited;
●	“PFO” refers to the Principle Financial Officer;
●	“Profit Oil” as stated in the OML 120 and 121 PSC, refers to the balance available of crude oil proceeds after the allocation of Royalty Oil, Cost Oil and Tax Oil;
●	“Promissory Note” refers to CPL’s Promissory Note with Allied;
●	“PSC” refers to Production Sharing Contract;
●	“Royalty Oil” as stated in the OML 120 and 121 PSC, refers to the portion of the available crude oil proceeds owned by royalty interests;
●	“SEC” refers to the Securities and Exchange Commission;
●	“Tax Oil” as stated in the OML 120 and 121 PSC, refers to the amount of petroleum profit taxes owed on the sale of crude oil;
●	“The Gambia Licenses” refers to two petroleum exploration, development and production licenses with the Republic of The Gambia, for explorations Blocks A2 and A5;
●	“U.S. GAAP” refers to the Generally Accepted Accounting Principles of the United States.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

We may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the SEC, reports to stockholders and information provided on our website.

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

PART I.-FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,985	$3,806
Accounts receivable	5,395	6,103
Other current assets	936	1,013
Total current assets	8,316	10,922

Property, plant and equipment, net:
Oil and gas properties (successful efforts method of accounting), net	186,216	188,630
Property, plant and equipment, other, net	805	456
Total property, plant and equipment, net	187,021	189,086

Other assets	52	11
Noncurrent assets of discontinued operations	-	36

Total Assets	$195,389	$200,055

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,692	$15,112
Accrued expenses	5,839	2,770
Total current liabilities	20,531	17,882

Long-term note payable - related party	872	872
Other long-term liabilities	54	55

Total Liabilities	21,457	18,809

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value - 300,000,000 shares authorized, 156,864,412 and 156,095,346 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	157	156
Paid-in capital	463,689	462,801
Accumulated deficit	(290,138)	(281,929)
Accumulated other comprehensive income	224	224
Total stockholders' equity - CAMAC Energy Inc.	173,932	181,252
Noncontrolling interests of discontinued operations	-	(6)
Total Equity	173,932	181,246

Total Liabilities and Equity	$195,389	$200,055

 See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)
Continuing Operations
Crude oil sales, net of royalties	$1,941	$-

Operating costs and expenses:
Lease operating expenses and production costs	(109)	1
Exploratory expenses	1,899	603
Depreciation, depletion and amortization	1,174	31
General and administrative expenses	3,402	2,861
Total operating costs and expenses	6,366	3,496

Operating loss	(4,425)	(3,496)

Other expense, net	6	29

Loss from continuing operations before income taxes	(4,431)	(3,525)
Income tax expense	-	-
Net loss from continuing operations	(4,431)	(3,525)

Discontinued Operations
Net loss from discontinued operations, net of tax	-	(451)

Net loss	(4,431)	(3,976)
Net loss attributable to noncontrolling interests - discontinued operations	-	1

Net loss attributable to CAMAC Energy Inc.	$(4,431)	$(3,975)

Net loss per common share attributable to CAMAC Energy Inc. - basic:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	$-	$-
Total	$(0.03)	$(0.03)
Net loss per common share attributable to CAMAC Energy Inc. - diluted:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	$-	$-
Total	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic	156,151	155,605
Diluted	156,151	155,605

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Continuing Operations
Crude oil sales, net of royalties	$4,393	$5,672

Operating costs and expenses:
Lease operating expenses and production costs	(173)	179
Exploratory expenses	3,097	1,156
Depreciation, depletion and amortization	2,554	3,355
General and administrative expenses	7,114	5,357
Total operating costs and expenses	12,592	10,047

Operating loss	(8,199)	(4,375)

Other expense, net	10	60

Loss from continuing operations before income taxes	(8,209)	(4,435)
Income tax expense	-	-
Net loss from continuing operations	(8,209)	(4,435)

Discontinued Operations
Net loss from discontinued operations, net of tax	-	(844)

Net loss	(8,209)	(5,279)
Net loss attributable to noncontrolling interests - discontinued operations	-	8

Net loss attributable to CAMAC Energy Inc.	$(8,209)	$(5,271)

Net loss per common share attributable to CAMAC Energy Inc. - basic:
Continuing operations	$(0.05)	$(0.03)
Discontinued operations	$-	$-
Total	$(0.05)	$(0.03)
Net loss per common share attributable to CAMAC Energy Inc. - diluted:
Continuing operations	$(0.05)	$(0.03)
Discontinued operations	$-	$-
Total	$(0.05)	$(0.03)
Weighted average common shares outstanding:
Basic	156,188	155,593
Diluted	156,188	155,593

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)
Net loss	$(4,431)	$(3,976)
Other comprehensive loss:
Unrealized loss on investments, net of tax	-	(51)
Total other comprehensive loss	-	(51)

Comprehensive loss	(4,431)	(4,027)
Comprehensive loss attributable to noncontrolling interests - discontinued operations	-	1

Comprehensive loss attributable to CAMAC Energy Inc.	$(4,431)	$(4,026)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except for share and per share amounts)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Net loss	$(8,209)	$(5,279)
Other comprehensive loss:
Unrealized gain on investments, net of tax	-	147
Total other comprehensive loss	-	147

Comprehensive loss	(8,209)	(5,132)
Comprehensive loss attributable to noncontrolling interests - discontinued operations	-	8

Comprehensive loss attributable to CAMAC Energy Inc.	$(8,209)	$(5,124)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities	(Unaudited)
Net loss	$(8,209)	$(5,279)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	2,554	3,362
Stock-based compensation	889	37
Currency transaction loss	-	21
Dry hole expenses	-	(37)
Changes in operating assets and liabilities:
Decrease in accounts receivable	708	10,685
Decrease (increase) in other current assets	77	(133)
Decrease in accounts payable	(420)	(20,128)
Increase in accrued expenses	3,069	2,433
Net cash used in operating activities	(1,332)	(9,039)

Investing activities
Capital expenditures	(489)	(3,206)
Net cash used in investing activities	(489)	(3,206)

Financing activities
Proceeds from long-term note payable - related party	-	5,000
Payments to long-term note payable - related party	-	(2,966)
Proceeds from exercise of warrants and stock options	-	3
Net cash provided by financing activities	-	2,037

Effect of exchange rate on cash and cash equivalents	-	(22)

Net decrease in cash and cash equivalents	(1,821)	(10,230)
Cash and cash equivalents at beginning of period	3,806	13,626
Cash and cash equivalents at end of period	$1,985	$3,396

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$9	$60

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

The Company’s corporate headquarters is located in Houston, Texas and has offices in Nairobi, Kenya, Banjul, The Gambia and Lagos, Nigeria. The Company’s principal assets include certain rights to interests in OML 120 and 121, which include the currently producing Oyo Field and interests in six exploration blocks in Kenya and The Gambia.

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

In July 2012, the Company signed a definitive share sale and purchase agreement to divest its interest in the Zijinshan Gas Block in China. This transaction was completed on August 6, 2012. The Company has classified the current and historical results of its China operations, including other inactive operations not involved in this sale, as discontinued operations, net of tax, in the accompanying consolidated statements of operations. See Note 3, Discontinued Operations, for more information regarding the sale. Unless otherwise indicated, the information in these notes to the consolidated financial statements relates to the Company’s continuing operations.

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

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

In April 2013 the FASB issued ASU 2013-07, Liquidation Basis of Accounting. The amendments in ASU 2013-07 to Topic 205, Presentation of Financial Statements, clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The amendments in ASU 2013-07 are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013 the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 to Topic 740, Income Taxes, clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the possible impact of ASU 2013-11, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

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

The Company has reclassified all the results of its China operations, including other inactive operations not involved in this sale, to discontinued operations for all periods presented.

Results of operations from discontinued operations are as follows:

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Costs and expenses:	(In thousands)
Exploratory expenses	$107	$176
Depreciation, depletion and amortization	4	7
General and administrative expenses	340	661
Total costs and expenses	451	844

Loss before income taxes	(451)	(844)
Income tax expense	-	-
Net loss before noncontrolling interests	(451)	(844)

Noncontrolling interests	1	8
Net loss	$(450)	$(836)

Assets and liabilities of discontinued operations are as follows:

December 31, 2012
(In thousands)
Other assets	$36
Total assets	$36

4.  Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2013	December 31, 2012
Oil and gas properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	(28,236)	(25,822)
Proved oil and gas properties, net	177,976	180,390
Unproved oil and gas properties	8,240	8,240
Oil and gas properties, net	186,216	188,630

Property, plant and equipment, other	1,477	989
Less: Accumulated depreciation	(672)	(533)
Property, plant and equipment, other, net	805	456

Total property, plant and equipment	$187,021	$189,086

5. Long-Term Note Payable – Related Party

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the initial terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of Oyo well #5 in an aggregate sum of up to $25.0 million. Interest accrues on the outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. In August 2013, CPL and Allied agreed to amend the Promissory Note to, among other things, allow for borrowings up to an aggregate of $10.0 million for general corporate purposes other than making payments relating to the workover of Oyo well #5. Pursuant to the initial terms of the Promissory Note, the outstanding principal amount of all loans was to mature on June 6, 2013. In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of June 30, 2013, $0.9 million was outstanding.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Accounts Payable and Accrued Expenses

As of June 30, 2013, the Company had approximately $14.7 million of approved and unpaid workover invoices related to Oyo well #5, and $15.1 million as of December 31, 2012.

Accrued expenses are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued professional fees	$2,568	$565
Accrued lease related costs	1,083	524
Accrued payroll and benefits	565	397
Accrued workover costs	540	538
Other	1,083	746
Total accrued expenses	$5,839	$2,770

7.  Equity

During the three and six months ended June 30, 2013, the Company issued 640,124 and 769,063, respectively, shares of Common Stock upon the vesting of restricted stock awards. During the six months ended June 30, 2013, the Company granted employees options to purchase a total of 2,487,282 shares of common stock and 834,943 shares of restricted stock awards with vesting periods from 24 months to 36 months.

The Company also grants shares of restricted stock to non-employee Directors. During the six months ended June 30, 2013, the Company granted 700,002 shares of restricted stock to non-employee Directors, which vest after a one year period.

8. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Basic	156,151	155,605	156,188	155,593
Diluted	156,151	155,605	156,188	155,593

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The number of stock options, warrants and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Stock options	-	5	-	9
Nonvested restricted stock awards	771	448	645	388

9. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, deposits, accounts payable, accrued expenses, other long-term liabilities and long-term debt at floating interest rates approximate their fair values at June 30, 2013, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

10. Commitments and Contingencies

Commitments

The Company has substantial commitments related to its Kenya PSCs and The Gambia Licenses. To maintain compliance and ownership, the Company is and will be required to fulfill minimum work obligations and to make certain payments as stated in each PSC and License.

Contingencies

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2013, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

11. Related Party Transactions

The Company entered into a technical services agreement with Allied effective September 1, 2012, whereby the Company agreed to provide services related to the Oyo Field in Nigeria.  Pursuant to the terms of the Technical Service Agreement, Allied agreed to pay the Company $150,000 per month. The amounts earned under the agreement are recorded as a reduction to lease operating expenses and production costs and general and administrative expenses.

During 2012, the Company made cash severance payments totaling an aggregate of $169,167 to two former executives pursuant to the terms of separation agreements entered into with each former executive.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Refer to Note 5, Long-Term Note Payable – Related Party, for details relating to the Promissory Note. As of June 30, 2013, $0.9 million was outstanding.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following tables summarize related party transactions and balances for the respective periods.

	June 30, 2013	December 31, 2012
	(In thousands)
CEHL, accounts payable	$10,373	$9,783
CEHL, long-term note payable	$872	$872
CEHL, accounts receivable	$520	$600
CEHL, other long-term liabilities	$57	$-

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
CEHL, operating expenses	$(268)	$162	$(576)	$292
CEHL, interest on long-term note payable	$5	$30	$9	$61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is engaged in the exploration, development, and production of oil and gas outside the United States, directly and through joint ventures and other ventures in which it may participate.  The Company’s principal assets include certain rights to interests in OML 120 and 121, which include the currently producing Oyo Field and interests in six exploration blocks in Kenya and The Gambia.

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited, a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

As a result of the above transaction, the Company is reporting its China operations, including other inactive operations not involved in this sale, for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the periods ended June 30, 2013 and 2012 are presented in one reportable segment.

Nigeria

There was one lifting during the three months ended June 30, 2013 totaling approximately 220,000 barrels of crude oil, 18,800 barrels net to the Company’s interests, at an average price of $103.12 per barrel. There was no lifting during the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, the Oyo Field had gross crude oil production from two producing wells (wells #5 and #6) averaging 2,329 and 2,786 barrels per day, respectively, of which the Company’s net share, including Cost Oil, were 199 and 461 barrels per day, respectively. For the six months ended June 30, 2013 and 2012, the Oyo Field had gross crude oil production from two producing wells (wells #5 and #6) averaging 2,339 and 2,867 barrels per day, respectively, of which the Company’s net share, including Cost Oil, were 215 and 464 barrels per day, respectively.

At June 30, 2013, the Company had remaining liabilities related to the Oyo well #5 workover of approximately $15.2 million which have been charged to expense in prior periods. This amount will be eligible for recovery as future Cost Oil revenue after payment occurs, and the rate of recovery will be affected by future production levels and other field expenditures.

In June 2012, NAE completed the sale of its 40% working interest in OML 120 and 121 to Allied, an affiliate of the Company.  Allied has informed the Company of its plans to drill a new well in the Oyo Field, commencing in the third quarter of 2013.  The new well, Oyo #7, will be designed to both increase production levels from the Oyo field and the test prospective resource potential of the deeper Miocene reservoir on the block.

The Company entered into a technical services agreement with Allied effective September 1, 2012, whereby the Company agreed to provide services related to the Oyo Field in Nigeria.  Pursuant to the terms of the Agreement, Allied agreed to pay the Company $150,000 per month.  The amounts earned under the agreement are recorded as a reduction to lease operating expenses and production costs and general and administrative expenses.

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

The Gambia Licenses for both Blocks provide for an initial exploration period of four years with specified work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each Block, a regional geological study, acquire, process and interpret 3D seismic data, drill one exploration well to the total depth of 5,000 meters below mean sea level and evaluate drilling results, with the first two work obligations due prior to the end of the second year. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each Block.

In addition to the minimum work obligations, The Gambia Licenses require annual rental payments and training and resource fees. Each of The Gambia Licenses also includes customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

Results of Operations – Continuing Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Three months ended June 30, 2013, compared to the three months ended June 30, 2012:

Revenues. Our revenues for the three months ended June 30, 2013 were $1,941,000 as compared to $0 for the three months ended June 30, 2012. During the three months ended June 30, 2013, the Company’s share of cost oil and profit oil was $636,000 and $1,305,000, respectively. The average revenue per barrel on crude oil sold during the three months ended June 30, 2013 was $103.12.

Lease operating expenses and production costs. Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil. Our lease operating expenses for the three months ended June 30, 2013 decreased $110,000 as compared to the three months ended June 30, 2012. The decrease was primarily due to amounts earned in the current period under the technical services agreement with Allied of $300,000, partially offset by higher salaries and benefits of $126,000.

Exploratory expenses. Exploratory expenses consist of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, training and community development expenditures) charged to expense. Our exploratory expenses for the three months ended June 30, 2013 increased $1,296,000 as compared to the three months ended June 30, 2012. The increase was primarily due to current period gravity and magnetic survey expenses in Kenya of $572,000, higher consulting expenses of $475,000 and higher lease related costs in Kenya and The Gambia of $187,000.

Depreciation, depletion and amortization.. Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses for the three months ended June 30, 2013 increased $1,143,000 as compared to the three months ended June 30, 2012. The increase was primarily due to the lifting in the current period, partially offset by a lower depletion rate in the current period. There was no lifting in the prior period.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses for the three months ended June 30, 2013 increased $541,000 as compared to the three months ended June 30, 2012. The increase was due to higher salaries and benefits of $289,000, higher consulting and legal expenses of $274,000, and higher share-based compensation expense of $146,000, partially offset by amounts earned in the current period under the technical services agreement with Allied of $143,000 and lower other costs of $25,000.

Six months ended June 30, 2013, compared to the six months ended June 30, 2012:

Revenues. Our revenues for the six months ended June 30, 2013 decreased $1,279,000 as compared to the six months ended June 30, 2012. The decrease was primarily due to lower Cost Oil (cost recovery of workover costs incurred on well #5 in the Oyo Field) of $1,966,000 and lower sales prices, offset by higher Profit Oil sales of $687,000 in the current period. The average revenue per barrel on crude oil sold during the six months ended June 30, 2013 and 2012, was $105.98 and $123.73, respectively.

Lease operating expenses and production costs. Lease operating expenses consist of personnel costs and contractor charges directly associated with the production of oil. Our lease operating expenses for the six months ended June 30, 2013 decreased $352,000 as compared to the six months ended June 30, 2012. The decrease was primarily due to amounts earned in the current period under the technical services agreement with Allied of $600,000, partially offset by higher salaries and benefits of $289,000.

Exploratory expenses. Exploratory expenses consist of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, training and community development expenditures) charged to expense. Our exploratory expenses for the six months ended June 30, 2013 increased $1,941,000 as compared to the six months ended June 30, 2012. The increase was primarily due to current period gravity and magnetic survey expenses in Kenya of $842,000, higher consulting expenses of $609,000 and higher lease related costs in Kenya and The Gambia of $538,000.

Depreciation, depletion and amortization.. Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses for the six months ended June 30, 2013 decreased $801,000 as compared to the six months ended June 30, 2012. The decrease was primarily due to the lower sales volumes and a lower depletion rate in the current period.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses for the six months ended June 30, 2013 increased $1,757,000 as compared to the six months ended June 30, 2012. The increase was primarily due to higher consulting and legal expenses of $898,000, higher share-based compensation expense of $852,000 and higher rent expense of $192,000, partially offset by amounts earned in the current period under the technical services agreement with Allied of $300,000.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a net working capital (current assets minus current liabilities) deficit of $12,215,000, including cash and cash equivalents of $1,985,000.

During the six months ended June 30, 2013, net cash used in operating activities was $1,332,000 as compared to $9,039,000 for the six months ended June 30, 2012. The net reduction in cash used in operating activities of $7,707,000 was primarily due to the timing of receivable collections and payments.

During the six months ended June 30, 2013, capital expenditures were $489,000 as compared to $3,206,000 in the six months ended June 30, 2012. The decrease in capital expenditures of $2,717,000 was partially due to The Gambia and Kenya lease bonus payments of $3,240,000 in the prior period.

During the six months ended June 30, 2013, no cash was used in financing activities. During the same period in 2012, net cash provided by financing activities of $2,037,000 primarily consisted of proceeds received from the Promissory Note of $5,000,000, partially offset by payments made to the Promissory Note of $2,966,000.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the initial terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of Oyo well #5 in an aggregate sum of up to $25.0 million. Interest accrues on the outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. In August 2013, CPL and Allied agreed to amend the Promissory Note to, among other things, allow for borrowings up to an aggregate of $10.0 million for general corporate purposes other than making payments relating to the workover of Oyo well #5. Pursuant to the initial terms of the Promissory Note, the outstanding principal amount of all loans was to mature on June 6, 2013. In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of June 30, 2013, $0.9 million was outstanding.

Based upon current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report, assuming no additional participation in Oyo Field operating and development costs through such date.

Our ability to execute our business plan and fulfill substantial commitments related to the Kenya PSCs and The Gambia Licenses will also depend on whether we are able to raise additional funds through equity, debt financing or strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and any additional funding obtained may not be sufficient to meet our needs in the long-term. Through June 30, 2013, substantially all of our capital had been raised through private placements and registered direct offerings of equity instruments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its CEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and PFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s CEO and PFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2013, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

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

Date: August 13, 2013

/S/ Earl W. McNiel

Earl W. McNiel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)