Form 10-Q
period 2013-09-30
CAMAC Energy Inc.
filed 2013-11-14
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 8, 2013 there were 157,040,513 shares of common stock, par value $0.001 per share, outstanding.

CAMAC ENERGY INC.

TABLE OF CONTENTS

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Throughout this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC Energy Inc. (“CAMAC”) and its subsidiaries and affiliates.

When used in this report, the terms:

●	“Allied” refers to Allied Energy Plc.;
●	“ASU” refers to the FASB Accounting Standards Update;
●	“Block” refers to the asset exploration area under lease;
●	“CEHL” refers to CAMAC Energy Holdings Limited;
●	“CEO” refers to the Chief Executive Officer;
●	“Cost Oil” as stated in the OML 120 and 121 PSC, refers to the amounts recoverable of operating costs and capital costs incurred;
●	“CPL” refers to CAMAC Petroleum Limited;
●	“Exchange Act” refers to the Securities Exchange Act of 1934;
●	“FASB” refers to the Financial Accounting Standards Board;
●	“GNPC” refers to the Gambia National Petroleum Company;
●	“IMPCO” refers to Inner Mongolia Production Company Limited;
●	“Kenya PSCs” refers to four production sharing contracts with the Government of the Republic of Kenya, covering exploration Blocks L1B, L16, L27 and L28;
●	“Leyshon” refers to Leyshon Resources Limited;
●	“NAE” refers to Nigerian Agip Exploration Limited;
●	“OML 120 and 121” refers to two offshore oil mining leases in Nigeria;
●	“Oyo Field” refers to the production field within OML 120 and 121;
●	“PAPL” refers to Pacific Asia Petroleum Limited;
●	“PFO” refers to the Principle Financial Officer;
●	“Profit Oil” as stated in the OML 120 and 121 PSC, refers to the balance available of crude oil proceeds after the allocation of Royalty Oil, Cost Oil and Tax Oil;
●	“Promissory Note” refers to CPL’s Promissory Note with Allied;
●	“PSC” refers to Production Sharing Contract;
●	“Royalty Oil” as stated in the OML 120 and 121 PSC, refers to the portion of the available crude oil proceeds owned by royalty interests;
●	“SEC” refers to the Securities and Exchange Commission;
●	“Tax Oil” as stated in the OML 120 and 121 PSC, refers to the amount of petroleum profit taxes owed on the sale of crude oil;
●	“The Gambia Licenses” refers to two petroleum exploration, development and production licenses with the Republic of The Gambia, for explorations Blocks A2 and A5;
●	“U.S. GAAP” refers to the Generally Accepted Accounting Principles of the United States.

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435	$3,806
Accounts receivable	8,715	6,103
Other current assets	899	1,013
Total current assets	10,049	10,922

Property, plant and equipment, net:
Oil and gas properties (successful efforts method of accounting), net	184,408	188,630
Property, plant and equipment, other, net	822	456
Total property, plant and equipment, net	185,230	189,086

Other assets	53	11
Noncurrent assets of discontinued operations	-	36

Total assets	$195,332	$200,055

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,397	$15,112
Note payable - related party	11,683	-
Accrued expenses	6,379	2,770
Total current liabilities	23,459	17,882

Long-term note payable - related party	-	872
Other long-term liabilities	58	55

Total liabilities	23,517	18,809

Commitments and contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value - 300,000,000 shares authorized, 157,040,511 and 156,095,346 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	157	156
Paid-in capital	464,268	462,801
Accumulated deficit	(292,834)	(281,929)
Accumulated other comprehensive income	224	224
Total stockholders' equity - CAMAC Energy Inc.	171,815	181,252
Noncontrolling interests of discontinued operations	-	(6)
Total equity	171,815	181,246

Total liabilities and equity	$195,332	$200,055

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Continuing Operations
Crude oil sales, net of royalties	$3,480	$7,945

Operating costs and expenses:
Lease operating expenses and production costs	(93)	76
Exploratory expenses	967	1,012
Depreciation, depletion and amortization	1,892	5,384
General and administrative expenses	3,394	3,417
Total operating costs and expenses	6,160	9,889

Operating loss	(2,680)	(1,944)

Other expense, net	16	36

Loss from continuing operations before income taxes	(2,696)	(1,980)
Income tax expense	-	-
Net loss from continuing operations	(2,696)	(1,980)

Discontinued Operations
Net loss from discontinued operations, net of tax	-	(142)
Gain on divestiture, net	-	4,160
Net income from discontinued operations	-	4,018

Net (loss) income	$(2,696)	$2,038

Net (loss) income per common share attributable to CAMAC Energy Inc. - basic:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$0.03
Total	$(0.02)	$0.01
Net (loss) income per common share attributable to CAMAC Energy Inc. - diluted:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$0.03
Total	$(0.02)	$0.01
Weighted average common shares outstanding:
Basic	156,202	155,964
Diluted	156,202	155,964

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Continuing Operations
Crude oil sales, net of royalties	$7,873	$13,617

Operating costs and expenses:
Lease operating expenses and production costs	(266)	255
Exploratory expenses	4,064	2,167
Depreciation, depletion and amortization	4,446	8,739
General and administrative expenses	10,508	8,773
Total operating costs and expenses	18,752	19,934

Operating loss	(10,879)	(6,317)

Other expense, net	26	96

Loss from continuing operations before income taxes	(10,905)	(6,413)
Income tax expense	-	-
Net loss from continuing operations	(10,905)	(6,413)

Discontinued Operations
Net loss from discontinued operations, net of tax	-	(988)
Gain on divestiture, net	-	4,160
Net income from discontinued operations	-	3,172

Net loss	(10,905)	(3,241)
Net loss attributable to noncontrolling interests - discontinued operations	-	8

Net loss attributable to CAMAC Energy Inc.	$(10,905)	$(3,233)

Net (loss) income per common share attributable to CAMAC Energy Inc. - basic:
Continuing operations	$(0.07)	$(0.04)
Discontinued operations	$-	$0.02
Total	$(0.07)	$(0.02)
Net (loss) income per common share attributable to CAMAC Energy Inc. - diluted:
Continuing operations	$(0.07)	$(0.04)
Discontinued operations	$-	$0.02
Total	$(0.07)	$(0.02)
Weighted average common shares outstanding:
Basic	156,433	155,718
Diluted	156,433	155,718

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Net (loss) income	$(2,696)	$2,038
Other comprehensive loss:
Foreign currency adjustments	-	104
Unrealized loss on investments, net of tax	-	(249)
Total other comprehensive loss	-	(145)

Comprehensive (loss) income	$(2,696)	$1,893

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Net loss	$(10,905)	$(3,241)
Other comprehensive income:
Foreign currency adjustments	-	104
Unrealized loss on investments, net of tax	-	(102)
Total other comprehensive income	-	2

Comprehensive loss	(10,905)	(3,239)
Comprehensive loss attributable to noncontrolling interests - discontinued operations	-	8

Comprehensive loss attributable to CAMAC Energy Inc.	$(10,905)	$(3,231)

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(10,905)	$(3,241)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	4,446	8,747
Stock-based compensation	1,468	423
Currency transaction loss	-	10
Dry hole expenses	-	(37)
Gain on divestiture, net	-	(4,160)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,612)	16,056
Decrease in other current assets	114	221
Decrease in accounts payable	(404)	(20,742)
Increase (decrease) in accrued expenses	3,609	(2,598)
Other	3	-
Net cash used in operating activities	(4,281)	(5,321)

Investing activities
Capital expenditures	(590)	(3,426)
Proceeds on divestiture, net	-	2,364
Decrease in other assets	-	2
Net cash used in investing activities	(590)	(1,060)

Financing activities
Proceeds from note payable - related party	1,500	5,000
Payments to note payable - related party	-	(6,581)
Proceeds from exercise of stock options	-	3
Net provided by (used in) financing activities	1,500	(1,578)

Effect of exchange rate on cash and cash equivalents	-	(6)

Net decrease in cash and cash equivalents	(3,371)	(7,965)
Cash and cash equivalents at beginning of period	3,806	13,626
Cash and cash equivalents at end of period	$435	$5,661

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$26	$96
Supplemental disclosure of non-cash investing and financing activities:
Nonsubsidiary common stock received as partial proceeds for divestiture, net	$-	$1,877
Related party accounts payable settled with note payable - related party	$9,311	$-

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

CAMAC Energy, Inc. (NYSE MKT: CAK) is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company's principal assets include interests in OMLs 120 and 121 in Nigeria, which include our current production in the Oyo Field, and additional exploration blocks in Kenya and The Gambia.

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

In July 2012, the Company signed a definitive share sale and purchase agreement to divest its interest in the Zijinshan Gas Block in China. This transaction was completed on August 6, 2012. The Company has classified the current and historical results of its China operations, including other inactive operations not involved in this sale, as discontinued operations, net of tax, in the accompanying consolidated statements of operations. See Note 4, Discontinued Operations, for more information regarding the sale. Unless otherwise indicated, the information in these notes to the consolidated financial statements relates to the Company’s continuing operations.

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

3. Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has incurred substantial losses from operations and during the three months ending September 30, 2013, the Company’s outstanding Promissory Note of $11.7 million became payable within the next 12 months. This significantly affected the working capital position, and as of September 30, 2013, current liabilities exceed current assets by $13.4 million.  The Company has minimal liquid assets and negative operating cash flows, and internal cash flow models do not forecast enough operating cash flows to fund operations and pay outstanding liabilities for the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is in active discussions concerning potential transactions that, if successfully concluded, would result in additional capital funding for the Company. If the Company is not successful in completing one or more of these potential transactions, amending the current terms of the Promissory Note or generating additional capital through the issuance of debt or equity, the Company may not be able to continue as a going concern.

There can be no assurance that any additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.

Although there are no assurances that the Company’s plans will be realized, the Company believes that it will be able to continue operations in the future. Accordingly, no adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying consolidated financial statements in anticipation of the Company not being able to continue as a going concern.

4. Discontinued Operations

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited for cash consideration of $2.5 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited, a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Results of operations from discontinued operations are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Costs and expenses:	(In thousands)
Exploratory expenses	$27	$204
Depreciation, depletion and amortization	1	8
General and administrative expenses	114	776
Total costs and expenses	142	988

Loss before income taxes	(142)	(988)
Income tax expense	-	-
Net loss before noncontrolling interests	(142)	(988)

Noncontrolling interests	-	8
Net loss	$(142)	$(980)

 Assets and liabilities of discontinued operations are as follows:

December 31, 2012
(In thousands)
Other assets	$36
Total assets	$36

5.  Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30, 2013	December 31, 2012
Oil and gas properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Less: Accumulated depreciation, depletion and amortization	(30,044)	(25,822)
Proved oil and gas properties, net	176,168	180,390
Unproved oil and gas properties	8,240	8,240
Oil and gas properties, net	184,408	188,630

Property, plant and equipment, other	1,578	989
Less: Accumulated depreciation	(756)	(533)
Property, plant and equipment, other, net	822	456

Total property, plant and equipment	$185,230	$189,086

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Note Payable – Related Party

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the initial terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of Oyo well #5 in an aggregate sum of up to $25.0 million. Interest accrues on the outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. In August 2013, CPL and Allied agreed to amend the Promissory Note to, among other things, allow for borrowings up to an aggregate of $10.0 million for general corporate purposes other than making payments relating to the workover of Oyo well #5. As of September 30, 2013, borrowings for general corporate purposes totaled $1.5 million. Pursuant to the initial terms of the Promissory Note, the outstanding principal amount of all loans was to mature on June 6, 2013. In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  On September 10, 2013, the Company and Allied amended the Promissory Note and the Guaranty to add the Company as a borrower, to allow for borrowings of up to $10 million for general corporate purposes and to pledge the stock of the subsidiary of CEI that holds the exploration licenses in Gambia and Kenya as collateral pursuant to an equitable share mortgage arrangement. The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of September 30, 2013, $11.7 million was outstanding.

7. Accounts Payable and Accrued Expenses

As of September 30, 2013, the Company had approximately $5.4 million of approved and unpaid workover invoices related to Oyo well #5, and $15.1 million as of December 31, 2012.

Accrued expenses are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued professional fees	$2,338	$565
Accrued lease related costs	1,677	524
Accrued payroll and benefits	868	397
Accrued workover costs	538	538
Other	958	746
Total accrued expenses	$6,379	$2,770

8.  Equity

During the three and nine months ended September 30, 2013, the Company issued 176,099 and 945,165, respectively, shares of Common Stock upon the vesting of restricted stock awards. During the nine months ended September 30, 2013, the Company granted employees options to purchase a total of 3,287,282 shares of common stock and granted 1,009,943 shares of restricted stock with vesting periods from 24 months to 36 months.

The Company also grants shares of restricted stock to non-employee Directors. During the nine months ended September 30, 2013, the Company granted 700,002 shares of restricted stock to non-employee Directors, which vest after a one year period.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2013 and 2012 were as follows:

Basic and diluted EPS shares by period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Basic	156,202	155,964	156,433	155,718
Diluted	156,202	155,964	156,433	155,718

The number of stock options and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position were as follows:

Anti-dilutive additional shares by period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Stock options	-	-	-	5
Nonvested restricted stock awards	810	161	558	287

10. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, deposits, accounts payable, accrued expenses, other long-term liabilities and debt at floating interest rates approximate their fair values at September 30, 2013, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

11. Commitments and Contingencies

Commitments

The Company has substantial commitments related to its Kenya PSCs and The Gambia Licenses. To maintain compliance and ownership, the Company is and will be required to fulfill minimum work obligations and to make certain payments as stated in each PSC and License.

Contingencies

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2013, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. Related Party Transactions

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

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Refer to Note 6, Note Payable – Related Party, for details relating to the Promissory Note. As of September 30, 2013, $11.7 million was outstanding.

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following tables summarize related party transactions and balances for the respective periods.

	September 30, 2013	December 31, 2012
	(In thousands)
CEHL, accounts receivable	$8,556	$6,103
CEHL, other current assets	$624	$624
CEHL, accounts payable	$841	$10,213
CEHL, note payable-related party	$11,683	$-
CEHL, accrued expenses	$51	$25
CEHL, long-term note payable-related party	$-	$872
CEHL, other long-term liabilities	$58	$55

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
CEHL, total operating costs and expenses	$(221)	$252	$(800)	$544
CEHL, other expense, net	$17	$36	$26	$97

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy, Inc. (NYSE MKT: CAK) is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company's principal assets include interests in OMLs 120 and 121 in Nigeria, which include our current production in the Oyo Field, and additional exploration blocks in Kenya and The Gambia.

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

As a result of the above transaction, the Company is reporting its China operations, including other inactive operations not involved in this sale, for all presented periods in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the periods ended September 30, 2013 and 2012 are presented in one reportable segment.

Nigeria

There was one lifting during the three months ended September 30, 2013, totaling approximately 220,000 barrels of crude oil, 31,000 barrels net to the Company’s interests, at an average price of $112.09 per barrel. During the same period last year, there were two liftings totaling approximately 475,000 barrels of crude oil, 109,000 barrels net to the Company’s interests, at an average price of $108.00 per barrel. For the three months ended September 30, 2013 and 2012, the Oyo Field had gross crude oil production from two producing wells (wells #5 and #6) averaging 2,228 and 2,641 barrels per day, respectively, of which the Company’s net share, including Cost Oil, were 314 and 388 barrels per day, respectively.

There were three liftings during the nine months ended September 30, 2013, totaling approximately 671,000 barrels of crude oil, 73,000 barrels net to the Company’s interests, at an average price of $107.85 per barrel. During the same period last year, there were three liftings totaling approximately 765,000 barrels of crude oil, 120,000 barrels net to the Company’s interests, at an average price of $113.23 per barrel. For the nine months ended September 30, 2013 and 2012, the Oyo Field had gross crude oil production from two producing wells (wells #5 and #6) averaging 2,302 and 2,791barrels per day, respectively, of which the Company’s net share, including Cost Oil, were 250 and 438 barrels per day, respectively.

At September 30, 2013, the Company had remaining liabilities related to the Oyo well #5 workover of approximately $5.9 million which have been charged to expense in prior periods. This amount will be eligible for recovery as future Cost Oil revenue after payment occurs, and the rate of recovery will be affected by future production levels and other field expenditures.

In June 2012, NAE completed the sale of its 40% working interest in OML 120 and 121 to Allied, an affiliate of the Company.  At that time, Allied informed the Company of its plans to drill a new well in the Oyo Field, commencing in the third quarter of 2013.

In early September 2013, the Sedneth 701 drilling rig arrived on location at OML 120 and drilling operations commenced shortly after on the new well, Oyo #7. The new well is designed to both increase production levels from the Oyo field and to test prospective resource potential of the deeper Miocene reservoir on the block.

In November 2013, preliminary data from the Oyo #7 well in OML 120, revealed results that exceeded the Company’s internal pre-drill expectations. Based on logging while drilling ("LWD") data, the well encountered gross oil pay of 133 feet (net oil pay of 116 feet) and gross gas pay of 103 feet (net gas pay of 93 feet) in the gas cap from the currently producing Pliocene reservoir, with excellent reservoir quality. Additionally, based on LWD data, the well encountered approximately 65 feet of total hydrocarbon column in the Miocene reservoir.

The Company entered into a technical services agreement with Allied effective September 1, 2012, whereby the Company agreed to provide services related to the Oyo Field in Nigeria.  Pursuant to the terms of the Agreement, Allied agreed to pay the Company $150,000 per month.  The amounts recovered under the agreement are recorded as a reduction to lease operating expenses and production costs and general and administrative expenses.

Kenya

In May 2012, the Company, through an indirect wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya, covering previously awarded exploration Blocks L1B and L16, and new offshore exploration Blocks L27 and L28. For all Blocks, the Company is the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.

The Kenya PSCs for Blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each Block a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey on Block L1B and L16 was completed in April, 2013. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the acquisition of 3D seismic data and the drilling of one exploratory well on each Block during each such additional period.

The Kenya PSCs for Blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each Block a regional geological and geophysical study, acquire 2D seismic data and acquire, process and interpret 3D seismic data. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each Block, during each such additional period.

In addition to the minimum work obligations, each of the Kenya PSCs requires annual surface rental payments, training fund payments and contributions to local community development projects. All of the Kenya PSCs also include customary provisions including but not limited to governing law, confidentiality, force majeure, arbitration, and abandonment and decommissioning costs.

The Gambia

In May 2012, the Company, through an indirect wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for previously awarded exploration blocks A2 and A5. For both Blocks, the Company is the operator, with the GNPC having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

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

Three months ended September 30, 2013, compared to the three months ended September 30, 2012:

Revenues. Revenue is recognized when a lifting occurs. Our revenues for the three months ended September 30, 2013 decreased $4,465,000 as compared to the three months ended September 30, 2012. The decrease was primarily due to lower Cost Oil recovery (recovery of workover costs incurred on well #5 in the Oyo Field) of $2,972,000 and lower Profit Oil sales of $1,493,000 due to a reduction in sales volumes of 43,484 barrels, net of royalty, partially offset by higher sales prices. There were two liftings in the prior period compared to one lifting in the current period.

Lease operating expenses and production costs.  Lease operating expenses consist of personnel costs and other charges directly associated with the production of oil and technical service agreements. Our lease operating expenses for the three months ended September 30, 2013 decreased $169,000 as compared to the three months ended September 30, 2012. The decrease was primarily due to an increase in amounts recovered in the current period under the technical services agreement with Allied of $300,000, which offset lease operating expenses, partially offset by higher salaries and benefits of $138,000.

Exploratory expenses.  Exploratory expenses consist of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, training and community development expenditures) charged to expense. Our exploratory expenses for the three months ended September 30, 2013 decreased $45,000 as compared to the three months ended September 30, 2012. The decrease was primarily due to lower seismic data purchases in the current period of $87,000.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses for the three months ended September 30, 2013 decreased $3,492,000 as compared to the three months ended September 30, 2012. The decrease was primarily due to the timing of the liftings period over period, partially offset by a lower depletion rate in the current period. There were two liftings in the prior period compared to one lifting in the current period.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses for the three months ended September 30, 2013 decreased $23,000 as compared to the three months ended September 30, 2012. The decrease was primarily due to amounts recovered in the current period under the technical services agreement with Allied of $150,000, which offset general and administrative expenses, mostly offset by higher salaries and benefits of $122,000.

Nine months ended September 30, 2013, compared to the nine months ended September 30, 2012:

Revenues. Revenue is recognized when a lifting occurs. Our revenues for the nine months ended September 30, 2013 decreased $5,744,000 as compared to the nine months ended September 30, 2012. The decrease was primarily due to lower Cost Oil recovery (recovery of workover costs incurred on well #5 in the Oyo Field), of $4,938,000, lower Profit Oil sales of $806,000 due to a reduction in sales volumes of 48,000 barrels, net of royalty, and lower sales prices.

Lease operating expenses and production costs. Lease operating expenses consist of personnel costs and other charges directly associated with the production of oil and technical service agreements. Our lease operating expenses for the nine months ended September 30, 2013 decreased $521,000 as compared to the nine months ended September 30, 2012. The decrease was primarily due to an increase in amounts recovered in the current period under the technical services agreement with Allied of $900,000, which offset lease operating expenses, partially offset by higher salaries and benefits of $428,000.

Exploratory expenses. Exploratory expenses consist of salaries and personnel costs related to exploration activities, drilling costs for unsuccessful wells, costs for acquisition of seismic data and lease related costs (surface fees, training and community development expenditures) charged to expense. Our exploratory expenses for the nine months ended September 30, 2013 increased $1,897,000 as compared to the nine months ended September 30, 2012. The increase was primarily due to current period gravity and magnetic survey expenses in Kenya of $842,000, higher consulting expenses of $682,000 and higher lease related costs in Kenya and The Gambia of $387,000, offset by lower salaries and benefits of $33,000.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses consist of depletion of oil reserves and depreciation of leasehold improvements, furniture and fixtures and computer equipment. Our depreciation, depletion and amortization expenses for the nine months ended September 30, 2013 decreased $4,293,000 as compared to the nine months ended September 30, 2012. The decrease was primarily due to the lower sales volumes and a lower depletion rate in the current period.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance, accounting, legal and human resources, consulting projects and insurance. Our general and administrative expenses for the nine months ended September 30, 2013 increased $1,735,000 as compared to the nine months ended September 30, 2012. The increase was primarily due to higher consulting and legal expenses of $1,056,000 and higher share-based compensation expense of $1,045,000, partially offset by amounts recovered in the current period under the technical services agreement with Allied of $450,000, which offset general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a net working capital (current assets minus current liabilities) deficit of $13,410,000, including cash and cash equivalents of $435,000.

During the nine months ended September 30, 2013, net cash used in operating activities was $4,281,000 as compared to $5,321,000 for the nine months ended September 30, 2012. The net decrease in cash used in operating activities of $1,040,000 was primarily due to the timing of receivable collections and payments.

During the nine months ended September 30, 2013, net cash used in investing activities was $590,000 as compared to $1,060,000 in the nine months ended September 30, 2012. The decreases in cash used in investing activities is primarily due to a decrease in capital expenditures of $2,836,000 (primarily due to The Gambia and Kenya lease bonus payments of $3,240,000 in the prior period), partially offset by the impact of net cash proceeds of $2,364,000 from the divestiture of China operations.

During the nine months ended September 30, 2013, net cash provided by financing activities was $1,500,000 as compared to net cash used in financing activities of $1,578,000. The net increase in cash provided by financing activities of $3,078,000 was primarily due to the net proceeds received from the Promissory Note.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the initial terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of Oyo well #5 in an aggregate sum of up to $25.0 million. Interest accrues on the outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. In August 2013, CPL and Allied agreed to amend the Promissory Note to, among other things, allow for borrowings up to an aggregate of $10.0 million for general corporate purposes other than making payments relating to the workover of Oyo well #5. As of September 30, 2013, borrowings for general corporate purposes totaled $1.5 million. Pursuant to the initial terms of the Promissory Note, the outstanding principal amount of all loans was to mature on June 6, 2013. In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  On September 10, 2013, the Company and Allied amended the Promissory Note and the Guaranty to add the Company as a borrower, to allow for borrowings of up to $10 million for general corporate purposes and to pledge the stock of the subsidiary of CEI that holds the exploration licenses in Gambia and Kenya as collateral pursuant to an equitable share mortgage arrangement.   The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of September 30, 2013, $11.7 million was outstanding.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has incurred substantial losses from operations and during the three months ending September 30, 2013, the Company’s outstanding Promissory Note of $11.7 millon became payable within the next 12 months. This significantly affected the working capital position, and as of September 30, 2013, current liabilities exceed current assets by $13.4 millon.  The Company has minimal liquid assets and negative operating cash flows, and internal cash flow models do not forecast enough operating cash flows to fund operations and pay outstanding liabilities for the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is in active discussions concerning potential transactions that, if successfully concluded, would result in additional capital funding for the Company. If the Company is not successful in completing one or more of these potential transactions, amending the current terms of the Promissory Note or generating additional capital through the issuance of debt or equity, the Company may not be able to continue as a going concern.

There can be no assurance that any additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.

Although there are no assurances that the Company’s plans will be realized, the Company believes that it will be able to continue operations in the future. Accordingly, no adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying consolidated financial statements in anticipation of the Company not being able to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2013, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

Item 1A. Risk Factors

Please see our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A, for discussion of the risk factors affecting our business.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
3.2	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
10.1	Amended and Restated Promissory Note effective September 10, 2013, by and among CAMAC Petoleum Limited and Allied Energy Plc.
10.2	Amendment no. 1 to Guaranty Agreement effective September 10, 2013, by and among the Company and Allied Energy Plc.
10.3	Equitable Share Mortgage Arrangement effective September 10, 2013 by and among the Company and Allied Energy Plc.
10.4	Executive Employment Agreement dated September 1, 2013, by and between Heidi Wong and the Company.*
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: November 13, 2013

/S/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)