Form 10-K
period 2013-12-31
CAMAC Energy Inc.
filed 2014-03-14
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $35,977,130 based on a adjusted share price of $0.23. All executive officers and directors of the registrant have been deemed, solely for the purpose of the forgoing calculation, to be “affiliates” of the registrant.

As of March 5, 2014, there were 1,070,343,982 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement or Form 10-K/A relating to the Company’s Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated by reference in Part III of this report.

CAMAC Energy Inc.

FORM 10-K

GLOSSARY OF OIL AND GAS TERMS

●	Bbl – One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.
●	BOPD – One barrel of oil per day.
●	MBbl – One thousand Bbls.
●	Gross oil and gas wells or acres – The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.
●

Net oil and gas wells or acres – Determined by multiplying “gross” oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

●

Royalty interest. A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production, or if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the minerals on the land.

●

Working interest. A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting their percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

●

Seismic data. Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

●

2-D seismic data. 2-D seismic data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

●

3-D seismic data. 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

●	Cost oil - The amounts recoverable for operating costs and capital costs incurred.
●	Profit oil - The proceeds available after the allocation of cost oil, royalty oil and tax oil.
●	Royalty oil – The portion of the available proceeds owned by the royalty interests.
●	Tax oil – The amount of petroleum profit tax owed on the sale of crude oil.

PART I

ITEM 1. Description of Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See Item 1A of this Form 10-K for the discussion of risk factors.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Company” and “CAMAC” refer to CAMAC Energy Inc., a Delaware corporation, and its subsidiaries. The Company’s corporate headquarters is located in Houston, Texas. For more information about CAMAC Energy Inc., visit www.camacenergy.com

General

CAMAC Energy Inc. is engaged in exploration, development and production of oil and gas outside the United States. Members of the Company’s senior management team have experience in the fields of international business development, geology, petroleum engineering, strategy, government relations and finance and previously held key positions in international energy companies. Management will seek to utilize their experience, expertise and contacts to create value for CAMAC shareholders. The Company’s exploration, development and production activities are currently focused in Sub-Saharan Africa. Our strategy is to acquire and develop high-potential exploration and production assets in Africa and to explore and develop those assets through strategic partnerships with national oil companies, indigenous local partners and other independent oil companies. Our shares are traded on the NYSE MKT under the symbol “CAK” and, as of February 24, 2014, on the Johannesburg Stock Exchange under the symbol “CME”.

The Company’s asset portfolio consists of eight licenses in three countries covering an area of approximately 41,000 square kilometers (approximately 10 million acres). The Company owns producing properties and conducts exploration activities as a non-operator in Nigeria, conducts explorations activities as an operator onshore and offshore Kenya, and conducts exploration activities as an operator in The Gambia.

CAMAC’s operating subsidiaries are CAMAC Energy Limited (“CEL”), CAMAC Petroleum Limited (“CPL”), CAMAC Energy International Limited (“CEIL”), CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A5 Limited, and CAMAC Energy Gambia A2 Limited and CAMAC Energy Sierra Leone Limited. Related parties include CAMAC Energy Holdings Limited (“CEHL”), CAMAC International Nigeria Limited (“CINL”), CAMAC International Limited (“CIL”) and Allied Energy PLC (“Allied”).

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of the above listed related parties. Dr. Lawal also owns 27.7% of CIL, which indirectly owns 100% of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in transactions contemplated with any of the above companies and their affiliates named above as the Company’s related parties.

The Company files or furnishes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registrations statements and other items with the SEC. We also make available, free of charge on or through our Internet website (http://www.camacenergy.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our website. The Company will also make available to any shareholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC. Individuals wishing to obtain this report, or any other filing, should submit a request to CAMAC Energy Inc., 1330 Post Oak Boulevard, Suite 2250, Houston, TX 77056, Attention: Investor Relations.

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

Oil and Gas Activities

Nigeria

The Company currently owns 100% of the economic interests under a Production Sharing Contract (“PSC”) and related assets, contracts and rights pertaining to those certain Oil Mining Leases 120 and 121 (“OMLs 120 and 121”) including the producing Oyo Field which is located in deep-water (200-500 meters) approximately 75 km (46 miles) offshore Nigeria.

In December 2009, Allied, CINL and Nigerian Agip Exploration Limited (“NAE”) announced commencement of production from the Oyo Field, located within a portion of the OMLs 120 and 121 in which Allied, CINL and NAE each held a participating interest. The producing wells in the Oyo Field, the Oyo-5 well and the Oyo-6 well, have been connected to the floating, production, storage, and offloading system (“FPSO”) Armada Perdana. The FPSO has a treatment capacity of 40,000 barrels of liquids per day, with gas treatment and re-injection facilities, and is capable of storing up to one million barrels of crude oil. The first lifting (sale) of crude oil from the FPSO occurred in February 2010. As of December 31, 2013, approximately 7.0 million Bbls of crude oil have been lifted from producing wells Oyo-5 and Oyo-6. Some of the associated gas has been re-injected into the Oyo Field reservoir by a third well to minimize flaring and to maximize recovery. The oilfield operations on and disposition of production from the OMLs 120 and 121, including the Oyo Field, were governed by the PSC.

In April 2010, the Company acquired certain economic interests in the Oyo Field through the purchase of that portion of Allied’s and CINL’s rights in the PSC relating to the Oyo Field in exchange for cash and the issuance to CEHL of shares of the Company’s Common Stock. In the 2010 transaction, CEHL became the majority shareholder of the Company. As part of the transaction, the Company gave CEHL registration rights with respect to these shares.

In February 2011, the Company acquired all of Allied’s and CINL’s rights in the PSC outside the Oyo Field (the “Non-Oyo Contract Rights”) for cash and the Company’s agreement to make additional payments, contingent upon completion of specified milestones in any future exploration and development of the OMLs outside of the Oyo Field. Dr. Kase Lawal was at that time the Company’s non-executive Chairman and member of the board of directors, and also a director of each of CEHL and Allied, with indirect ownership of 27.7% of CEHL.

During 2010, the gross production rate from the Oyo Field decreased as compared to initial rates, due to increased gas incursion into the Oyo-5 well and increased water production principally in the Oyo-6 well. Beginning in December 2010, the Company funded a workover of the Oyo-5 well designed to reduce gas production and increase crude oil production from this well. The Company incurred a total of $59.7 million in costs for the workover. The Company is entitled to recover such costs from oil liftings as non-capital costs under the PSC, and as of December 31, 2013, $44.1 million of costs have been recovered as revenue.

In June 2012, Allied acquired all of NAE’s participating interest in the OMLs and all of NAE’s interest in the PSC for $250.0 million in cash subject to certain adjustments. As a result of this transaction, Allied became the operator of the OMLs and the holder of the interests in the PSC apart from the interests previously acquired by the Company in 2010 and 2011.

In September 2013, drilling operations commenced on the Oyo-7 well in OML 120. In October 2013, the preliminary results from the Oyo-7 well were announced. Based on logging while drilling (“LWD”) data, the well encountered gross oil pay of 133 feet (net oil pay of 115 feet) and gross gas pay of 103 feet (net gas pay of 93 feet) in the gas cap from the currently producing Pliocene reservoir, with excellent reservoir quality. The top of the reservoir was penetrated at 5,564 feet. Shortly after in November 2013, the Company announced that the Oyo-7 well had confirmed the presence of hydrocarbons in the deeper Miocene formation. This marked the first time a well had been successfully drilled into the Miocene formation of the Oyo Field. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted from the LWD data. Currently, the Oyo-7 well has been temporarily plugged and suspended but is expected to be re-entered and completed in the Pliocene reservoir as an oil producer in mid-2014.

In November 2013, the Company entered into a Transfer Agreement (the “Transfer Agreement”) pursuant to which the Company agreed to acquire from Allied Energy Plc (“Allied”), a wholly owned subsidiary of CEHL (the 57.2% majority stockholder of the Company), all remaining economic interests in the PSC and related assets, contracts and rights pertaining to OMLs 120 and 121 including the currently producing Oyo Field (the “Allied Assets”). In consideration for the Allied Assets, the Company agreed to issue 497,454,857 shares of the Company’s Common Stock, deliver to Allied a $50.0 million convertible subordinated promissory note (the “Convertible Subordinated Note”) and pay $170.0 million in cash (the “Allied Transaction”). The Allied Transaction closed February 21, 2014. Please see Note 15 – Subsequent Events of the Notes To Consolidated Financial Statements for additional information on the Allied Transaction.

In January 2014, a long-term drilling contract was signed with Northern Offshore Ltd. (OLSO: NOF.OL) for the drillship Energy Searcher. The rig is expected to be delivered to the Oyo Field in OML 120 in the first half of 2014 to commence completion activities for the Oyo-7 well, drill and complete the Oyo-8 well, and potentially drill both the Oyo-9 well and one Miocene exploration well. The agreement covers an initial term of one year, with an option to extend the contract for an additional one year.

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading system (“FPSO”) Armada Perdana, the vessel that is currently connected to the Company’s producing wells Oyo-5 and Oyo-6 in OML 120. The contract provides for an initial term of five years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels.

Kenya

In May 2012, the Company, through a wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya, covering exploration blocks L1B and L16, and new offshore exploration blocks L27 and L28. For all blocks, the Company is the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.

The Kenya PSCs for blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey on blocks L1B and L16 was completed in April 2013. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the acquisition of 3D seismic data and the drilling of one exploratory well on each block during each such additional period. In December 2013, the Company initiated an Environmental and Social Impact Assessment (“ESIA”) study in blocks L1B and L16 in order to obtain the license to carry out a 2D seismic survey.

The Kenya PSCs for blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a regional geological and geophysical study, acquire 2D seismic data and acquire, process and interpret 3D seismic data. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each block, during each such additional period. CAMAC is participating in a multi-client combined gravity / magnetic and 2D seismic survey which is currently underway in blocks L27 and L28.

In addition to the minimum work obligations, each of the Kenya PSCs requires annual surface rental payments, training fund payments and contributions to local community development projects.

The Gambia

In May 2012, the Company, through a wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for exploration blocks A2 and A5. For both blocks, the Company is the operator, with the Gambian National Petroleum Company (“GNPC”) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

The Gambia Licenses for both blocks provide for an initial exploration period of four years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a regional geological study, acquire, process and interpret 750 sq. km of 3D seismic data, drill one exploration well to the total depth of 5,000 meters below mean sea level and evaluate drilling results, with the first two work obligations (regional geological study and 3D seismic data acquisition and processing) due prior to the end of the second year. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each block.

In addition to the minimum work obligations, The Gambia Licenses require annual rental payments, training and community fees.

Reserves

The information included in this Annual Report on Form 10-K about our rights to proved reserves as of December 31, 2013, represents evaluations prepared by DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering and geoscience advisory firm. D&M has prepared evaluations on 100 percent of our right to proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties as of December 31, 2013. The scope and results of D&M’s procedures are summarized in a letter which is included as an exhibit to this Annual Report on Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, please refer to the “Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)” within Part II, Item 8 of the Notes To Consolidated Financial Statements of this report.

Internal Controls for Reserve Estimation

Our policies regarding internal controls over the recording of reserve estimation require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. The reserve estimates prepared by D&M are reviewed and approved by our management. The process performed by D&M to prepare reserve amounts includes the estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, before income tax. In the conduct of their preparation of the reserve estimates, D&M did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its work, something came to its attention which brought into question the validity or sufficiency of any such information or data, D&M did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

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

Qualifications of Reserves Preparers and Advisors

We obtain services of contracted reservoir engineers with extensive industry experience who meet the professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

The reserves estimates shown herein have been independently prepared by D&M, a leading international petroleum engineering consultancy. Within D&M the technical person primarily responsible for preparing the estimates set forth in the D&M reserves report incorporated herein is Lloyd W. Cade.  Mr. Cade has over 31 years of practical experience in petroleum engineering, with over 28 years in estimations and evaluation of reserves.  He is a Registered Professional Engineer in the State of Texas, License No. 74615.

We have on staff a Reservoir Engineering Advisor and Geological Advisor with extensive industry experience who meet the professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

Our Reservoir Engineering Advisor, Mr. Lanre Dipeolu and Geological Advisor, Dr. Cesar Abeigne are primarily responsible for the coordination of the third-party reserves report provided by D&M. Mr. Lanre Dipeolu has over 28 years of experience in the oil industry and holds a BSc. in Petroleum Engineering from University of Ibadan, Nigeria and a MBA from Herriot Watt University, Edinburgh, United Kingdom. He is a member of the Society of Petroleum Engineers. Dr. Abeigne has over 20 years of international experience in oil and gas industry and holds a Ph.D. in Geosciences from Montpellier University II, France. He has extensive experience in seismic to static modeling and advanced workflows on naturally and stimulated fractured reservoirs in Petrel. He has owned a consulting firm in Houston and Dallas areas for more than 10 years and is a member of the American Association of Petroleum Geologists (A.A.P.G.), Society of Exploration Geophysicists (S.E.G.), Houston Geological Society (H.G.S.) and National Association of Black Geoscientists (N.A.B.G.).

Summary of Crude Oil Reserves

All of our rights to oil and gas reserves are located in Africa. Unaudited information regarding the estimated net quantities of all our proved reserves and the standardized measure of discounted future net cash flows from the reserves is presented in the “Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)” within Part II, Item 8 of the Notes To Consolidated Financial Statements of this report. The reserves estimates have been prepared by D&M and were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). Reserves estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Set forth below is a summary of our oil and gas net proved reserves as of December 31, 2013, 2012, and 2011, respectively.

	As of December 31,
	2013	2012	2011
Proved developed Reserves	92	55	92
Proved undeveloped Reserves	2,389	3,043	2,571
Total proved reserves	2,481	3,098	2,663

Standardized measure of proved reserves (thousands)	$22,689	$65,712	$61,687

Development of Proved Undeveloped Reserves

Under current development plans, all proved undeveloped reserves as of December 31, 2013, are expected to be developed within five years from the date of initial recognition of these reserves.

Oil and Gas Production, Prices and Production Costs — Significant Fields

The Oyo Field in Nigeria contains our entire total proved reserves as of December 31, 2013, 2012, and 2011, respectively. Our share of average daily net production (excluding royalty) was 276 barrels per day in 2013, 401 barrels per day in 2012, and 923 barrels per day in 2011. The weighted average sales price was $107.85 per barrel in 2013, $112.60 per barrel in 2012, and $112.91 per barrel in 2011. Production cost per barrel was $(9.12) per barrel in 2013, $6.34 per barrel in 2012 and $8.61 per barrel in 2011.

Drilling Activity

In 2013, the company successfully drilled the Oyo-7 well and plans to complete the well and begin production in 2014. In 2012 and 2011 there were no new development or exploratory wells completed in the Company’s Nigeria interests in OML 120 and 121, including the Oyo Field.

Delivery Commitments

As of December 31, 2013, the Company had no delivery commitments.

Productive Wells

At December 31, 2013, the Company had rights to an interest in the Oyo Field, Offshore Nigeria. Currently there are two gross productive wells in Nigeria. The number of net productive wells (net economic interest) in Nigeria at a particular date under our Production Sharing Contract is affected by our percentage of Cost Oil and Profit Oil realized in each lifting. This percentage has varied significantly between 2013 and 2012. Therefore, a calculation of net productive wells interest for a particular year-end is not meaningful.

Acreage

Interests in developed and undeveloped acreage follow:

	December 31, 2013
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Kenya			9,121,482	9,121,482	9,121,482	9,121,482
Gambia			658,822	658,822	658,822	658,822
Nigeria	8,600	5,200	434,900	260,900	443,500	266,100
Total	8,600	5,200	10,215,204	10,041,204	10,223,804	10,046,404

Pursuant to meeting the renewal requirements of each PSC, the Company has no acreage on which leases are scheduled to expire within the three years after December 31, 2013.

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

Competition

The Company competes with numerous large international oil companies and smaller oil companies that target opportunities in markets similar to the Company’s, including the natural gas and petroleum markets. Many of these companies have far greater economic, political and material resources at their disposal than the Company. The Company’s management team has prior experience in the fields of petroleum engineering, geology, field development and production, operations, international business development, finance and experience in management and executive positions with international energy companies. Nevertheless, the markets in which we operate and plan to operate are highly competitive and the Company may not be able to compete successfully against its current and future competitors. See Part I, Item 1A. Risk Factors for risk factors associated with competition in the oil and gas industry.

Environmental and Government Regulation

Various federal, state, local and international laws and regulations relating to the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment may affect our operations and costs. We are committed to the protection of the environment and believe we are in material compliance with the applicable laws and regulations. However, regulatory requirements may, and often do, change and become more stringent, and there can be no assurance that future regulations will not have a material adverse effect on our financial position, results of operations and cash flows. During the years ended December 31, 2013, 2012 and 2011, we did not have any significant expenditures relating to environmental and government regulation.

Employees

At December 31, 2013, the Company had 23 full-time employees in the United States and 24 full-time employees in Africa.

During 2014, the Company expects to hire additional personnel in certain operational and other areas as required for its expansion efforts, and to maintain focus on its then-existing and new projects. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects, and the extent to which operations and development are executed internally or contracted to outside parties. In order for us to attract and retain qualified personnel, we will have to offer competitive salaries to future employees.

ITEM 1A. RISK FACTORS

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

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the SEC, reports to stockholders and information provided on our web site.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Limited operating history, operating revenue or earnings history.
●	Ability to raise capital to fund our current and future operations.
●	Ability to develop oil and gas reserves.
●	Dependence on key personnel, technical services and contractor support.
●	Fluctuation in quarterly operating results.
●	Possible significant influence over corporate affairs by significant stockholders.
●	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
●	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
●	Competition from large petroleum companies and other energy interests.
●	Changes in laws and regulations that affect our operations and the energy industry in general.

●	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
●	Expropriation and other risks associated with foreign operations.
●	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
●	The lack of availability of oil and gas field goods and services.
●	Environmental risks and changing economic conditions.

The Company’s operations and its securities are subject to a number of risks. The Company has described below all significant material risks that are known to the Company that could materially impact the Company’s financial results of operations or financial condition. If any of the following risks actually occur, the financial condition or operating results of the Company and the trading price or value of its securities could be materially adversely affected.

Risks Related to the Company’s Business

The Company’s limited operating history makes it difficult to predict future results and raises substantial doubt as to its ability to successfully develop profitable business operations.

The Company’s limited operating history makes it difficult to evaluate its current business and prospects or to accurately predict its future revenue or results of operations, and raises substantial doubt as to its ability to successfully develop profitable business operations beyond the Oyo Field interest rights we acquired in April 2010 (the Oyo Contract Rights) and the Non-Oyo Contract Rights acquired in February 2011. We had no previous operating history in the Africa area prior to 2010. The Company’s revenue and income potential are unproven.

All of the value of our production and reserves is concentrated in a single block offshore Nigeria, and any production problems or reductions in reserve estimates related to this property would adversely impact our business.

All of the value of our production and reserves is concentrated in a single block offshore Nigeria OML 120. Any production problems or reduction in reserve estimates related to this property would adversely impact our business.

The Company may continue to incur losses for a significant period of time.

In addition to the Oyo Contract Rights we acquired from CEHL in May 2012 we signed four PSC’s in Kenya and two exploration licenses with The Gambia. As we are still in the early stages of exploration and have yet to drill on our Kenyan and Gambian blocks, we expect to continue to incur significant expenses relating to our identification of new ventures and investment costs relating to these ventures. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as additional ventures are entered into and personnel are retained. Energy ventures, such as oil well drilling projects, generally require a significant period of time before they produce resources and in turn generate profits. The Oyo and Non-Oyo Contract Rights may or may not result in net earnings in excess of our losses on other ventures under development or in the start-up phase. We may not achieve or sustain profitability on a quarterly or annual basis, or at all.

The Company’s ability to execute its business strategy and diversify risks by participating in multiple projects and joint ventures depends upon its ability to raise capital and the availability of suitable prospects, and any failure to raise needed capital and secure suitable projects would negatively affect the Company’s ability to operate and could result in the curtailment or cessation of the Company’s operations.

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

Insufficient funds will prevent the Company from implementing its business plan and will require it to delay, scale back, or eliminate certain of its programs or to license to third parties rights to commercialize fields that it would otherwise seek to develop itself.

The loss of key employees could adversely affect the Company’s ability to operate.

The Company believes that its success depends on the continued service of its key employees, as well as the Company’s ability to hire additional key employees, as needed. Each of the Company’s key employees has the right to terminate his/her employment at any time without penalty under his/her employment agreement. The unexpected loss of the services of any of these key employees, or the Company’s failure to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on the Company’s ability to execute its business plan and therefore, on its financial condition and results of operations.

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

The Company’s business activities require substantial capital from outside sources as well as from internally-generated sources. The Company’s ability to finance a portion of its working capital and capital expenditure requirements with cash flow from operations will be subject to a number of variables, such as:

●	Level of production from existing wells;
●	Prices of oil and natural gas;
●	Success and timing of development of proved undeveloped reserves;
●	Cost overruns;
●	Remedial work to improve a well’s producing capability;
●	Direct costs and general and administrative expenses of operations;
●	Reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells;
●	Indemnification obligations of the Company for losses or liabilities incurred in connection with the Company’s activities; and
●	General economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control.

The Company might not generate or sustain cash flow at sufficient levels to finance its business activities. When and if the Company generates significant revenues, if such revenues were to decrease due to lower oil prices, decreased production or other factors, and if the Company were unable to obtain capital through reasonable financing arrangements, such as a credit line, or otherwise, its ability to execute its business plan would be limited and it could be required to discontinue operations.

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

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. A significant percentage of our total estimated proved reserves at December 31, 2013 were proved undeveloped reserves which ultimately may be less than currently estimated.

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

The Company expects to produce, transport and market potentially toxic materials, and purchase, handle and dispose of other potentially toxic materials in the course of its business. The Company’s operations will produce byproducts, which may be considered pollutants. Any of these activities could result in liability, either as a result of an accidental, unlawful discharge or as a result of new findings on the effects of the Company’s operations on human health or the environment. Additionally, the Company’s oil and gas operations may also involve one or more of the following risks:

●	Fires and explosions;
●	Blow-outs and oil spills;
●	Pipe or cement failures and casing collapses;
●	Uncontrollable flows of oil, gas, formation water, or drilling fluids;
●	Embedded oilfield drilling and services tools;
●	Abnormally pressured formations;
●	Natural disaster;
●	Vandalism and terrorism; and
●	Environmental hazards.

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

Subject to our receipt of additional capital, we plan to significantly expand operations to accommodate additional development projects and other opportunities. This expansion may strain our management, operations, systems and financial resources. We may need to hire additional personnel in certain operational and other areas during 2014 and future years.

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

An interruption in the supply of materials, resources and services, including storage and transportation of oil and gas, the Company plans to obtain from third party sources could limit the Company’s operations and cause unprofitability.

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

Our business partner, CEHL, is a related party, and our executive chairman and CEO is a principal owner and one of the directors of CEHL, which may result in real or perceived conflicts of interest.

Our majority shareholder, CEHL, is one of the entities constituting our business partner, CEHL. Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and Allied, also entities constituting CEHL Group. Dr. Lawal also owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. CINL and Allied are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in any transactions with CEHL including the agreements entered into with CEHL in April 2010, the OMLs 120 and 121 Transaction, the Promissory Note with Allied and the Transfer Agreement with Allied. These relationships may result in conflicts of interest. We may not be able to prove that these agreements are equivalent to arm’s length transactions. Should our transactions not provide the value equivalent of arm’s length transactions, our results of operations may suffer and we may be subject to costly shareholder litigation.

If we lose our status as an indigenous Nigerian oil and gas operator, we would no longer be eligible for preferential treatment in the acquisition of oil and gas assets and oil and gas licensing rounds in Nigeria.

The Company by virtue of our majority stockholder, CEHL, which has indigenous status in Nigeria, is eligible for preferential treatment under the Nigerian Content Development Act with respect to the acquisition of oil and gas assets and in oil and gas licensing rounds in Nigeria. If CEHL were to lose its status as an indigenous Nigerian oil and gas company due to its affiliation with our U.S. based company or otherwise, or if CEHL’s majority interest in us were to be diluted or reduced due to additional issuances of equity by the Company, CEHL sale or transfer of its interest in the Company or otherwise, we may lose our status as an indigenous Nigerian oil and gas operator. As a result, we would lose one of our key advantages in the Nigerian oil and gas market and our results of operations could materially suffer.

Applicable Nigerian income tax rates could adversely affect the value of the OMLs 120 and 121 asset, including the Oyo Field.

Income derived from the Oyo Contract Rights and the Non-Oyo Contract Rights, and CPL, as acquiring subsidiary in these transactions, are subject to the jurisdiction of the Nigerian taxing authorities.  The Nigerian government applies different petroleum profit tax rates upon income derived from Nigerian oil operations ranging from 50% to 85%, based on a number of factors.  The final determination of the tax liabilities with respect to the OMLs 120 and 121 involves the interpretation of local tax laws and related authorities. In addition, changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of tax liabilities with respect to the OMLs 120 and 121 for a tax year.  While we believe the petroleum profit tax rate applicable to the OMLs 120 and 121 is 52%, the actual applicable rate could be higher, which could result in a material decrease in the profits allocable to the Company under the OMLs 120 and 121.

The passage into law of the Nigerian Petroleum Industry Bill could create additional fiscal and regulatory burdens on the parties to the OMLs 120 and 121, which could have a material adverse effect on the profitability of the production.

A Petroleum Industry Bill (“PIB”) is currently undergoing legislative process at the Nigerian National Assembly. To date, the PIB has failed to pass the Nigerian Senate.  The draft PIB seeks to introduce significant changes to legislation governing the oil and gas sector in Nigeria, including new fiscal regulatory and tax obligations and expanded fiscal and regulatory oversight that may impose additional operational and regulatory burdens on the Company and impact the economic benefits anticipated by the Company. Any such fiscal and regulatory changes could have a negative impact on the profits allocable to the Company under the OMLs 120 and 121.

OMLs 120 and 121 are subject to the instability of the Nigerian Government and instability in the country of Nigeria.

The government of Nigeria originally granted the rights to OMLs 120 and 121 to CEHL. The government and country of Nigeria have historically experienced instability, which is out of management’s control. The Company’s ability to exploit its interests in this area pursuant to the OMLs 120 and 121 may be adversely impacted by unanticipated governmental action. In addition, the financial viability of the OMLs 120 and 121 may also be negatively affected by changing economic, political and governmental conditions in Nigeria. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.

OMLs 120 and 121 is located in an area where there are high security risks, which could result in harm to the Oyo Field operations and our interest in the Oyo Field and the remainder of OMLs 120 and 121.

The Oyo Field is located approximately 75 km (46 miles) off the Southern Nigerian coast in deep-water.  There are some risks inherent to oil production in Nigeria. Since December 2005, Nigeria has experienced increased pipeline vandalism, kidnappings and militant takeovers of oil facilities in the Niger Delta. The Movement for the Emancipation of the Niger Delta (MEND) is the main group attacking oil infrastructure for political objectives, claiming to seek a redistribution of oil wealth and greater local control of the sector. Additionally, kidnappings of oil workers for ransom are common. Security concerns have led some oil services firms to pull out of the country and oil workers unions to threaten strikes over security issues. The instability in the Niger Delta has caused shut-in production and several companies to declare force majeure on oil shipments.

Despite undertaking various security measures and being situated 75 km (46 miles) offshore the Nigerian coast, the FPSO vessel  currently being used for storing petroleum production in the Oyo Field may become subject to terrorist acts and other acts of hostility like piracy. Such actions could adversely impact our overall business, financial condition and operations. Our facilities are subject to these substantial security risks and our financial condition and results of operations may materially suffer as a result.

Maritime disasters and other operational risks may adversely impact our reputation, financial condition and results of operations.

The operation of the FPSO vessel has an inherent risk of maritime disaster, environmental mishaps, cargo and property losses or damage and business interruptions caused by, among others:

●	Mechanical failure and dry-dock repairs;
●	Vessel off hire periods and labor strikes;
●	Human error and adverse weather;
●	Political action, civil conflict, terrorism and piracy in vessel’s home country;
●	Political action, civil conflict, terrorism and piracy in vessel’s operation site; and
●	Political action, civil conflict, terrorism and piracy to vessel’s supply lines.

Any of these circumstances could adversely affect the operation of the FPSO vessel, and result in loss of revenues or increased costs and adversely affect our profitability. Terrorist acts and regional hostilities around the world in recent years have led to increases in insurance premium rates and the implementation of special “war risk” premiums for certain areas.   Such increases in insurance rates may adversely affect our profitability with respect to the Oyo Field asset.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations.

The prices received for the Oyo Field production under the OMLs 120 and 121 will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil is a commodity and, therefore, its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil has been volatile. This market will likely continue to be volatile in the future. The prices received for production under the OMLs 120 and 121 and the levels of its production depend on numerous factors beyond the control of the Oyo field’s operator. These factors include the following:

●	Changes in global supply and demand for oil;
●	Organization of petroleum exporting countries’ actions;
●	Price and quantity of imports of foreign oil;
●	Political and economic conditions;
●	Embargoes and adverse weather;
●	Effects from the actions of other oil producing countries actions;
●	Global oil exploration and productions levels;
●	Global oil inventory levels;
●	Price and availability of alternative fuels;
●	Energy consumption technological advances;
●	Domestic and foreign governmental regulations; and
●	Proximity and capacity of transportation pipelines and facilities.

Lower oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil that the Company can produce economically with respect to the Oyo Field. A substantial or extended decline in oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

In addition to the numerous operating risks described in more detail in this report, exploration and exploitation of energy sources involve the risk that no commercially productive oil or gas reservoirs will be discovered or, if discovered, that the cost or timing of drilling, completing and producing wells will not result in profitable operations. The Company’s drilling operations may be curtailed, delayed or abandoned as a result of a variety of factors, including:

●	Adverse weather conditions;
●	Unexpected drilling conditions;
●	Irregularities in formations;
●	Pressure irregularities;
●	Equipment failures or accidents;
●	Inability to comply with governmental requirements;
●	Shortages or delays in the availability of drillings rigs;
●	Shortages or delays in the availability of delivery equipment; and
●	Shortages or unavailability of qualified labor to complete the drilling programs according to the business plan schedule.

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

The Company’s business depends on the level of activity in the oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic and weather-related factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including:

●	Domestic and foreign supply of oil and natural gas;
●	OPEC production levels;
●	OPEC pricing levels;
●	Price and availability of alternative fuels;
●	Weather conditions;
●	Level of consumer demand;
●	Global economic conditions;
●	Political conditions in oil and gas producing regions; and
●	Shortages or unavailability of qualified labor to complete the drilling programs according to the business plan schedule.

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

Under applicable accounting rules, the Company may be required to write down the carrying value of oil and natural gas properties if oil and natural gas prices decline or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standards require the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future net cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their estimated fair value, would have a negative impact on the Company’s earnings, which could be material.

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

The Company conducts substantially all of its business in Africa. The Company’s present and future international operations in foreign countries are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

●	Foreign laws and regulations that may be materially different from those of the United States;
●	Changes in applicable laws and regulations;
●	Challenges to, or failure of, title;
●	Labor and political unrest;
●	Foreign currency fluctuations;
●	Changes in foreign economic and political conditions;
●	Export and import restrictions;
●	Tariffs, customs, duties and other trade barriers;
●	Difficulties in staffing and managing foreign operations;
●	Longer time period and difficulties in collecting accounts receivable and enforcing agreements;
●	Possible loss of properties due to nationalization or expropriation; and
●	Limitations on repatriation of income or capital.

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies in energy producing businesses and the facilities used by these businesses, which could adversely affect the Company’s ownership interests in then existing ventures. The Company’s ownership structure may not be adequate to accomplish the Company’s business objectives in Nigeria or in any other foreign jurisdiction where the Company may operate. Foreign governments also may impose additional taxes and/or royalties on the Company’s business, which would adversely affect the Company’s profitability and value of our foreign assets, including the rights to interests in OMLs 120 and 121. In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the Company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and the Company or other governments may adversely affect its operations. These developments may, at times, significantly affect the Company’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

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

A foreign government could change its policies towards private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of the Company’s investment in that country.

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

Official corruption and bribery remain a serious concern in Nigeria. The 2013 Transparency International report ranked Nigeria 144 out of 177 countries in terms of corruption perceptions. In an attempt to combat corruption in the oil and gas sector, the National Assembly passed the Nigeria Extractive Industries Transparency Initiative Act 2007. This action permitted Nigeria to become a candidate country under the Extractive Industries Transparency Initiative (“EITI”), the first step in bringing transparency to all material oil, gas and mining payments to the Government of Nigeria. In addition, Nigeria has amended its banking laws to permit the government to bring corrupt bank officials to justice. Several notable cases have been brought, but, to date, few significant cases have been successful and bank regulatory oversight remains a concern. Thus, increased diligence may be required in working with or through Nigerian banks or with Nigerian governmental authorities, and interactions with government officials may need to be monitored. To the extent that such efforts to increase transparency are unsuccessful, and any competitors utilize the existence of corruptive practices in order to secure an unfair advantage, our financial condition and results of operations may suffer.

If relations between the United States and Nigeria were to deteriorate, investors might be unwilling to hold or buy the Company’s stock and its stock price may decrease.

At various times during recent years, the United States has had significant disagreements over political, economic and security issues with Nigeria. Additional controversies may arise in the future between the United States and Nigeria. Any political or trade controversies between the United States and Nigeria, whether or not directly related to the Company’s business, could adversely affect the market price of the Company’s Common Stock.

The Company’s stockholders may not be able to enforce United States civil liabilities claims.

Many of the Company’s assets are, and are expected to continue to be, located outside the U.S. and held through one or more wholly-owned and majority-owned subsidiaries incorporated under the laws of foreign jurisdictions. A substantial part of the Company’s operations are, and are expected to continue to be, conducted in Africa. In addition, some of the Company’s directors and officers, including directors and officers of its subsidiaries, may be residents of countries other than the U.S. All or a substantial portion of the assets of these persons may be located outside the U.S. As a result, it may be difficult for shareholders to effect service of process within the U.S. upon these persons. In addition, there is uncertainty as to whether the foreign courts would recognize or enforce judgments of U.S. courts obtained against the Company or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in these countries against the Company or such persons predicated upon the securities laws of the U.S. or any state thereof.

Risks Related to the Company’s Stock

CAMAC Energy Holdings Limited is our majority stockholder, and it may take actions that conflict with the interests of the other stockholders.

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

Factors that may contribute to the volatility of the trading price of the Company’s Common Stock include, among others:

●	Financial predictions and recommendations by stock analysts concerning energy companies and companies competing in the Company’s market in general, and concerning the Company in particular;
●	Variance between the Company’s actual quarterly results of operations and predictions by stock analysts;
●

Public announcements of regulatory changes or new ventures relating to the Company’s business, new products or services by the Company or its competitors, or acquisitions, joint ventures or strategic alliances by the Company or its competitors;

●	Investor perception of the Company’s business prospects or the oil and gas industry in general;
●	Public reports concerning the Company’s services or those of its competitors;
●	The operating and stock price performance of other companies that investors or stock analysts may deem comparable to the Company;
●	Large purchases or sales of the Company’s Common Stock;
●	The Company’s quarterly results of operations; and
●	General economic and financial conditions.

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

The market price for shares of the Company’s Common Stock has been, and is expected to continue to be, very volatile.  Numerous factors beyond the Company’s control may have a significant effect on the market price for shares of the Company’s Common Stock, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volumes.  Even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven, early stage company such as the Company or purchase or recommend the purchase of its shares until such time as the Company becomes more seasoned and viable. There may be periods of several days or more when trading activity in the Company’s shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, investors may not be able to sell their shares at or near ask prices or at all if investors need money or otherwise desire to liquidate their shares.

In addition to the listing of our Common Stock on the NYSE MKT, we recently listed our Common Stock on the Johannesburg Stock Exchange (“JSE”), but we cannot assure you that a trading market will successfully develop on the JSE.

We cannot assure you that an active trading market for our Common Stock will develop on the JSE. In addition, we cannot assure you what effect our listing on the JSE will have on our trading market on the NYSE MKT. In February 2014, we issued 188,442,211 shares of our Common Stock to the Public Investment Corporation (SOC) Limited (“PIC”) of South Africa in a private placement and expect to issue another 188,442,211 shares to PIC in the near future. If those shares become eligible to be sold on the JSE and PIC chooses to sell those shares on the JSE, sales of a large number of shares could have a negative effect on the market price of our shares on the JSE, which could have a negative effect on the market price of our shares on the NYSE MKT.

Substantial sales of the Company’s Common Stock could cause the Company’s stock price to fall.

The Company has entered into registration rights agreements with stockholders covering an estimated 1,044,380,323 shares of our Common Stock using a price of $0.70 per share, which was the closing price of our Common Stock on March 5, 2014. The possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock and could impair the Company’s ability to raise capital through the sale of its equity securities. We may need to issue a greater number of shares of Common Stock other than the estimated 1,044,380,323 shares because we have received approval to list an indeterminate number of shares of Common Stock to meet our obligations to pay up to $50.0 million in oil and gas milestone payments under the Transfer Agreement. All of the shares payable as milestone payments would be eligible for registration under a registration rights agreement.

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

The Company’s executive officers, directors and major stockholders, including CEHL and PIC, hold a controlling interest in the Company’s Common Stock and may be able to prevent other stockholders from influencing significant corporate decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has four leased office facilities: Houston, Texas (the “Houston Facility”), Nairobi, Kenya (the “Kenya Facility”), Banjul, The Gambia (“Gambia Facility”) and Lagos, Nigeria (“Lagos Facility”).

The Houston Facility covers approximately 11,500 square feet of office space and is under a lease which commenced on October 1, 2013 and ends on October 31, 2019. Rental expense is approximately $39,000 per month plus an allocated share of operating expenses.

The Kenya Facility covers approximately 5,400 square feet of office space and is under lease which commenced on November 1, 2012 and ends November 30, 2017. Rental expense is approximately $6,000 per month plus service charges.

The Gambia Facility covers approximately 2,700 square feet of office space and is under lease which commenced on February 14, 2013 and ended February 13, 2014 and continues month to month thereafter. Rental expense is approximately $1,000 per month.

The Nigeria Facility covers approximately 5,900 square feet of office space and is under short-term arrangements with a related party. Rental expense is approximately $16,000 a month.

The Company does not foresee significant difficulty in renewing or replacing these leases under current market conditions, or in adding additional space when required.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of December 31, 2013, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

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

The following table sets forth the range of the high and low sales prices per share of our Common Stock for the periods indicated:

Period	High	Low
2013
First quarter	$0.31	$0.22
Second quarter	$0.29	$0.20
Third quarter	$0.39	$0.23
Fourth quarter	$0.64	$0.31
2012
First quarter	$0.43	$0.32
Second quarter	$0.43	$0.23
Third quarter	$0.27	$0.18
Fourth quarter	$0.33	$0.16

The above high and low sales prices per share of our Common Stock reflect the effect of Company's February 21, 2014 Stock Dividend payment.

In addition to our listing on the NYSE MKT, in February 2014, our Common Stock also became listed on the Johannesburg Stock Exchange (“JSE”).

Common Stock Warrants and Options

As of March 5, 2014, the Company had warrants outstanding to purchase (i) an aggregate of 11,345,747 shares of Common Stock at a price per share of $1.08; (ii) an aggregate of 680,979 shares of Common Stock at a price per share of $1.13; (iii) an aggregate of 365,141 shares of Common Stock at a price per share of $2.05; and (iv) an aggregate of 302,839 shares of Common Stock at a price per share of $2.17.

As of March 5, 2014, an aggregate of 13,775,531 shares of Common Stock were issuable upon exercise of outstanding stock options.

The above outstanding Common Stock Warrants and Options reflect the effect of the Stock Dividend on all shares of the Company's Common Stock that was paid by the Company on February 21, 2014, and pursuant to which all stockholders of record as of close of business on February 13, 2014, received 1.4348 additional shares of Common Stock for every one share of Common Stock held.

Holders

As of March 5, 2013, there were 57 registered holders of record of our Common Stock, and there are an estimated 6,000 beneficial owners of our Common Stock, including shares held in street name.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock as of December 31, 2013. Any future determination as to the payment of dividends on the Common Stock will depend upon the results of operations, capital requirements, the financial condition of the Company and other relevant factors.

Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

On January 24, 2014 the Company’s Board of Directors declared the Stock Dividend. Payment of the Stock Dividend was conditioned on (i) approval of the Company’s stockholders at the special meeting of stockholders to be held on February 13, 2014 of certain proposals related to the Allied Transaction, including a proposal to amend the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock and (ii) approval of the listing of the Company’s Common Stock on the JSE. On February 13, 2014, the Company held a special meeting of its stockholders to consider and vote upon the proposals mentioned above and other related agenda items. All of the proposals presented at the meeting received the requisite stockholders approval and the approval of the JSE listing was successfully obtained. On February 21, 2014, the Company paid the Stock Dividend pursuant to which each share of Common Stock of record as of the close of the business on February 13, 2014, carried the right to receive 1.4348 shares of Common Stock for every one share of Common Stock held.

Per Accounting Standard Codification (“ASC”) 505, Equity, the above Stock Dividend is to be accounted for as a Stock Split due to its large nature (exceeds 25% of the total shares outstanding prior to the distribution). The effect is a retroactive adjustment to the financial statements as if the dividend had occurred in the first period presented.

Securities Authorized for Issuance under Equity Compensation Plans

Upon adoption of the 2009 Equity Incentive Plan (“2009 Plan”) by the Board of Directors in June 2009, the Company’s Board of Directors resolved to (i) discontinue further grants and awards of equity securities under the 2007 Plan, except the issuance of Company stock upon exercise of issued and outstanding options issued pursuant to the 2007 Plan, and (ii) amend the 2007 Plan to reduce the number of shares available for issuance under the 2007 Plan to 2,628,000 from 4,000,000, and to further reduce the number of shares available for issuance thereunder by such number of shares that from time to time may be returned for issuance under the 2007 Plan upon expiration or termination of any option issued thereunder or repurchase of any restricted stock issued thereunder, and to return all such shares to the Company’s treasury.

Subject to stockholder approval and the completion of the Allied Transaction, the Private Placement and the Stock Dividend, the Board of Directors approved an amendment to the 2009 Plan to increase the number of shares that may be granted during the life of the 2009 Plan from 12,000,000 to 100,000,000 shares. On February 13, 2014, the stockholders approved the amendment to the 2009 Plan at a special meeting of the stockholders. On February 18, 2014, the Company executed the amendment to the 2009 Plan thereby increasing the number of shares that may be granted thereunder to 100,000,000.

The following table sets forth information with respect to the equity compensation plans available to directors, officers, and employees of the Company at December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available For Future Issuance Under 2009 Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	13,775,531	(1)	$0.31	2,255,654
	1,347,615	(2)	$1.61
	15,123,146			$2,255,654

(1)	Includes the 2007 and 2009 Equity Incentive Plans.

(2)	Remaining placement warrants exercisable for shares of Common Stock, originally issued in 2007 and 2010 to placement agents, for which issuance was approved by stockholders of the Company.

The above outstanding Common Stock Warrants and Options reflect the effect of the Company's payment of the Stock Dividend.

Recent Sales of Unregistered Securities

None during the year ended December 31, 2013.

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the year ended December 31, 2013.

Performance Graph

The following line graph compares the Company’s cumulative, total stockholder return with a general market index (the “S&P 500”) and the Energy Select Sector SPDR. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in CAMAC Energy Inc., the S&P 500 and the Energy Select Sector SPDR at the close of trading on December 31, 2008 and assumes the reinvestment of all dividends, if any.

	INDEXED RETURNS
	Years Ending
Company / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Camac Energy Inc.	$100	$778	$332	$168	$98	$247
S&P 500 Index	100	120	135	135	153	199
Energy Select Sector SPDR	100	114	136	138	142	176

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filing and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data	(In thousands, except per share data)
Total revenues	$7,873	$16,624	$37,922	$20,229	$67
Net loss attributable to CAMAC Energy Inc.	$(15,948)	$(6,091)	$(24,913)	$(230,468)	$(11,489)
Net loss per common share attributable to CAMAC Energy Inc.
Basic	$(0.04)	$(0.02)	$(0.07)	$(0.80)	$(0.11)
Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.80)	$(0.11)
Cash Flow Data
Cash (Used in) provided by operating activities	$(7,391)	$(5,897)	$(14,654)	$8,572	$(6,872)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data	(In thousands)
Working capital	$(18,049)	$(6,960)	$(5,380)	$1,650	$3,910
Property plant and equipment, net	$185,160	$189,086	$196,222	$204,979	$451
Total assets	$187,343	$200,055	$230,870	$247,843	$7,436
Note payable - Related party	$6,496	$872	$6,000	$-	$-

The above presented earnings per share amounts reflect the effect of the Company's payment of the Stock Dividend.

For more information on results of operations and financial condition, see Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

The Company operates as an independent oil and gas exploration and production company focused on energy resources in Africa.

The Company’s asset portfolio consists of eight licenses in three countries covering an area of approximately 41,000 square kilometers (approximately 10 million acres). The Company owns producing properties and conducts exploration activities as a non-operator in Nigeria, conducts explorations activities as an operator onshore and offshore Kenya, and conducts exploration activities as an operator in The Gambia.

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited for net cash consideration of $2.4 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited, a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million, and have since been sold. As a result of the transaction, the Company is reporting its China operations, including other inactive operations not involved in this sale, for all presented periods in discontinued operations.

In September 2013, drilling operations commenced on the Oyo-7 well in OML 120. In October 2013, the preliminary results from the Oyo-7 well were announced. Based on logging while drilling (“LWD”) data, the well encountered gross oil pay of 133 feet (net oil pay of 115 feet) and gross gas pay of 103 feet (net gas pay of 93 feet) in the gas cap from the currently producing Pliocene reservoir, with excellent reservoir quality. The top of the reservoir was penetrated at 5,564 feet. Shortly after in November 2013, the Company announced that the Oyo-7 well had confirmed the presence of hydrocarbons in the deeper Miocene formation. This marked the first time a well had been successfully drilled into the Miocene formation of the Oyo Field. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted from the LWD data. Currently, the Oyo-7 well has been temporarily plugged and suspended but is expected to be re-entered and completed in the Pliocene reservoir as an oil producer mid-2014.

In November 2013, the Company entered into a Transfer Agreement pursuant to which the Company agreed to acquire the Allied Assets from Allied in connection with the Allied Transaction. The Allied Transaction closed February 21, 2014. Please see Note 15 – Subsequent Events of the Notes To Consolidated Financial Statements for additional information on the Allied Transaction.

During 2013, the Company completed shooting airborne gravity and magnetic geophysical surveys on its Kenya onshore Lamu Basin blocks L1B and L16. The data acquisition covers essentially the entire 12,129 square kilometers in block L1B and the entire 3,613 square kilometers in block L16 and satisfies the gravity and magnetic survey requirements for each block under the relevant PSC. The Company is currently in negotiations with a leading geophysical services company to acquire a new 2-D seismic survey on both onshore blocks.

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Oil Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for 2013 were $7.9 million, as compared to revenues of $16.6 million and $37.9 million for 2012 and 2011, respectively. In 2013, the Company sold approximately 73,000 net barrels of oil at an average price of $107.85/Bbl. In 2012, the Company sold approximately 148,000 net barrels of oil at an average price of $112.60/Bbl. In 2011, the Company sold approximately 337,000 net barrels of oil at an average price of $112.91/Bbl. The decrease in revenues year over year is primarily due to the natural decline in production, leading to lower sales volumes.

During 2013, 2012 and 2011, the average gross daily production from the Oyo Field was 2,233 BOPD, 2,759 BOPD and 3,714 BOPD, respectively. The average net daily production was 276 BOPD, 401 BOPD and 923 BOPD for the years 2013, 2012 and 2011, respectively.

From the gross proceeds of each crude oil liftings, the Company’s net revenue entitlements are computed after a deduction of the Company’s share of royalty (Royalty Oil) and a provision for recovery of the Company’s share of prior operating and capital costs (Cost Oil), added to the Company’s share of Profit Oil.

Operating Costs and Expenses

Production costs were a negative $0.7 million for 2013, as compared to expenses of $0.3 million in 2012 and $30.9 million in 2011, respectively. In 2013, the Company spent $0.6 million in production related expenditures, partially offset by a cost reduction of $1.3 million recorded for billings to Allied under the Technical Services Agreement. In 2012, the Company spent $0.3 million in production related expenditures. In 2011, the Company spent $30.8 million for the Oyo 5 workover costs and $0.1 million in other production related expenditures.

In 2013, the Company incurred $5.5 million of exploration expenses, including $2.1 million spent at the corporate level for exploration activities, $2.5 million in Kenya, $0.6 million in Gambia, and $0.3 million in Nigeria. In 2012, the Company incurred $3.2 million of exploration expenses, including $1.5 million spent at the corporate level for exploration activities, $1.0 million in Kenya, $0.5 million in Gambia, and $0.3 million in Nigeria. In 2011, the Company incurred $0.9 million for exploration activities, including $0.7 million at the corporate level for exploration activities and $0.2 million in Nigeria.

Depreciation, depletion and amortization (“DD&A”) expenses for 2013 were $4.5 million, as compared to $10.8 million and $13.5 million for 2012 and 2011, respectively. The 2013 DD&A expenses decreased as compared to 2012 primarily due to both lower sales volumes and lower depletion rates. The 2012 DD&A expenses decreased as compared to 2011 primarily due to lower sales volumes, partially offset by increased depletion rates. The average depletion rates for 2013 were $58.23/Bbl, as compared to $71.72/Bbl and $38.60/Bbl for 2012 and 2011, respectively.

General and administrative expenses for 2013 were $14.5 million, as compared to $11.0 million and $13.3 million for 2012 and 2011, respectively. The increase in general and administrative expenses for 2013 as compared to 2012 was primarily due to higher consulting and legal costs associated with the Allied Transaction. The decrease in general and administrative expenses for 2012 as compared to 2011 was primarily due to lower administrative expenses associated with staffing reductions. The Company incurred non-cash based stock compensation expenses of $2.0 million, $0.7 million, and $2.5 million for the years 2013, 2012, and 2011, respectively.

Other Income (Expense)

Other income was $38.0 thousand in 2013, as compared to other expense of $0.6 million and $0.3 million in 2012 and 2011, respectively. In 2013, the Company recognized realized foreign currency gains of $0.3 million, partially offset by $0.2 million in interest expense and other taxes associated with the Promissory Note. In 2012, the Company recognized realized losses of $0.5 million on sale of securities and incurred $0.1 million in interest expenses associated with the Promissory Note. In 2011, the Company incurred $0.1 million in interest expense and $0.2 million in other adjustments.

Income Taxes

Income taxes were nil for each of the years 2013, 2012, and 2011. The Company was exempt from petroleum profit taxes in the years 2013, 2012, and 2011 because it benefitted from a tax exemption in Nigeria.

Losses From Continuing Operations

Losses from continuing operations was $15.9 million in 2013, as compared to losses of $9.3 million and $21.0 million for 2012 and 2011, respectively. In 2013, losses from continuing operations increased by $6.6 million as compared to 2012 primarily as the result of lower sales volumes. In 2012, losses from continuing operations decreased by $11.7 million as compared to 2011 primarily as the result of both lower sales volumes and higher production expenses caused by the Oyo-5 well workover in 2011.

Headline Earnings

In February 2014, the Company’s Common Stock became listed on the Johannesburg Stock Exchange (“JSE”).  The Company is required to publish all documents filed with the U.S. Securities and Exchange Commission (“SEC”) on the JSE.  The JSE requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.

As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes separately identifiable remeasurements, net of related tax, and related non-controlling interest.

The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. In the years ended December 31, 2013, 2012, and 2011, there were no seperate indentifable remeasurements based on the criteria outlined in circular 3/2009 and headline earnings was the same as net loss per share from continuing operations as disclosed on the audited consolidated statements of operations.  Therefore, HEPS for the years ended 2013, 2012 and 2011 were $(0.04), $(0.02) and $(0.06), respectively.

RESULTS OF OPERATIONS –DISCONTINUED OPERATIONS

Discontinued operations includes the results of operations of the Company’s China business, which was divested in 2012. In 2012, the Company recognized a gain of $4.2 million, net of selling expenses, associated with the sale. For details of the sale and results of operations, see Note 3 – Discontinued Operations within the Notes To Consolidated Financial Statements of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of December 31, 2013, the Company had a net working capital (current assets minus current liabilities) deficit of $18.0 million including cash and cash equivalents of $0.2 million.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash used in operating activities	$(7,391)	$(5,897)	$(14,654)
Net cash (used in) provided by investing activities	(602)	1,219	(6,860)
Net cash provided by (used in) financing activities	4,350	(5,125)	6,177
Effect of exchange rate changes on cash	-	(17)	45
Net decrease in cash and cash equivalents	(3,643)	(9,820)	(15,292)

Net cash used in operating activities was $7.4 million, $5.9 million, and $14.7 million for the years 2013, 2012, and 2011, respectively. Cash used in operating activities increased by $1.5 million in 2013 as compared to 2012 primarily due to both a $9.9 million increase in net loss and a $1.0 million decrease in non-cash adjustments to net income, partially offset by a $9.4 million positive variance in changes in operating assets and liabilities. Cash used in operating activities decreased by $8.7 million in 2012 as compared to 2011 primarily due to both an $18.9 million decrease in net loss and a $0.6 million positive variance in operating assets and liabilities, partially offset by a $10.8 million decrease in non-cash adjustments to net income.

Net cash used in investing activities for 2013 was $0.6 million, compared to net cash provided by investing activities of $1.2 million in 2012 and net cash used in investing activities of $6.9 million in 2011. Net cash used in investing activities of $0.6 million in 2013 consisted primarily of office infrastructure expenditures. In 2012, net cash provided by investing activities consisted primarily of the $2.4 million net cash proceeds from the China divestiture and the $2.4 million proceeds from the sale of the long-term investments, partially offset by $3.6 million paid for capital expenditures. In 2011, net cash used in investing activities was primarily for $7.2 million capital expenditures, partially offset by $0.3 million sale of available for sale securities.

Net cash provided by financing activities for 2013 was $4.3 million as compared to net cash used in financing activities of $5.1 million in 2012 and net cash provided by financing activities of $6.2 million in 2011. The changes in net cash flows from financing activities for the years shown was primarily due to borrowings and repayments of the Promissory Note (as defined below). See below for details of the Promissory Note with Allied.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a promissory note in favor of Allied (the “Promissory Note”). Under the initial terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of the Oyo well #5 in an aggregate sum of up to $25.0 million. Interest accrues on the outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. In September 2013, the Company and Allied amended the Promissory Note and the Guaranty to add the Company as a borrower, to allow for borrowings of up to $10.0 million for general corporate purposes and to pledge the stock of the subsidiary of CEI that holds the exploration licenses in The Gambia and Kenya as collateral pursuant to an equitable share mortgage arrangement. As of December 31, 2013, the book value of the exploration licenses in The Gambia and Kenya was $3.2 million. Pursuant to the initial terms of the Promissory Note, the outstanding principal amount of all loans was to mature on June 6, 2013. In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  In January 2014, Allied agreed to amend the Promissory Note and extend the maturity date to July 15, 2015 in the event the Company is not successful in obtaining external financing arrangements by June 30, 2014. The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2013, $6.5 million was outstanding under the Promissory Note.

On February 21, 2014, the Company completed the Allied Transaction and the First Closing of the Private Placement in accordance with the terms of the Transfer Agreement and the Share Purchase Agreement, respectively. Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash to Allied, issued 497,454,857 shares of the Company’s Common Stock to Allied and delivered the Convertible Subordinated Note to Allied under which $25.0 million was deemed to be advanced. Within two business days following the Second Closing of the Private Placement, the Company will be required to pay to Allied an additional $85.0 million in cash, as may be adjusted pursuant to the Transfer Agreement, and an additional $25.0 million will be deemed to be advanced to Allied under the Convertible Subordinated Note. The Second Closing of the Private Placement is expected to take place in mid 2014.

Although there are no assurances that the Company’s plans will be realized, based upon the above announcement and current cash flow projections, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report.

Capital Expenditures

In 2013, the Company invested $0.6 million in property and equipment additions primarily for office infrastructure support costs. In 2012, the company invested $3.6 million in property and equipment additions, primarily associated with leasehold acquisition costs of $2.0 and $1.2 million in Gambia and Kenya, respectively, and $0.4 million in office infrastructure support costs. In 2011, the Company invested $5.0 million in property and equipment additions primarily for acquisition of an economic interest in the Oil Mining Lease 121 offshore Nigeria.

Oil and Gas Exploration Costs

As described above, the Company uses the successful efforts method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploration wells, are charged as an expense when incurred. The costs of exploration wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. In 2013, the Company incurred $5.5 million of exploration expenses, including $2.1 million spent at the corporate level for exploration activities, $2.5 million in Kenya, $0.6 million in Gambia, and $0.3 million in Nigeria. In 2012, the Company incurred $3.2 million of exploration expenses, including $1.6 million spent at the corporate level for exploration activities, $1.0 million in Kenya, $0.5 million in Gambia, and $0.3 million in Nigeria. In 2011, the Company incurred $0.9 million for exploration activities, including $0.7 million at the corporate level for exploration activities and $0.2 million in Nigeria.

Contractual Obligations

The following table summarizes the Company’s significant estimated future contractual obligations at December 31, 2013:

	Payments Due By Period
	Total	2014	2015-2016	2017-2018	Thereafter
	(In thousands)
Minimum obligations - Kenya	$34,432	$10,800	$23,632	$-	$-
Minimum obligations - The Gambia	114,000	4,000	110,000	-	-
Operating lease obligations	2,149	360	750	784	255
Total	$150,581	$15,160	$134,382	$784	$255

The minimum obligations for both Kenya and The Gambia require annual rental payments, training and community fees, all of which have been included in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The following describes the critical accounting policies used by the Company in its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting; such is the case with accounting for oil and gas activities described below. In those cases, the Company’s results of operations would be different should it implement an alternative accounting method.

Successful Efforts Method of Accounting for Oil and Gas Activities

The Company follows the successful efforts method of accounting of its costs of acquisition, exploration and development of oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Drilling costs of exploratory wells are capitalized pending determination that proved reserves have been found. If the determination is dependent upon the results of planned additional wells and require additional capital expenditures to develop the reserves, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well as a producing well, and additional wells are underway or firmly planned to complete the evaluation of the well. Exploratory wells not meeting the criteria for continued capitalization are expensed when such a determination is made. Other exploration costs are expensed as incurred.

Depreciation, depletion and amortization for productive oil and gas properties are recorded on a unit-of-production basis. For other depreciable property, depreciation is recorded on a straight line basis over the estimated useful life of the assets which ranges between three to five years or the lease term. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in property, plant and equipment for impairment in accordance with ASC Topic 360, (Property, Plant and Equipment). Review for impairment of long-lived assets occurs whenever changes in circumstances indicate that the carrying amount of assets may not be fully recoverable. Possible indicators of impairment include current period losses combined with a history of losses, significant downward oil and gas reserve revisions, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized for assets to be held and used when the estimated undiscounted future cash flows expected to result from the asset, including ultimate disposition, are less than its carrying amount. In the case of oil and gas properties, the Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows are determined on the basis of reasonable and documented assumptions that represent the best estimate of the future economic conditions during the remaining useful life of the asset. The Company’s cash flow projections into the future include assumptions on variables such as future sales, sales prices, operating costs, economic conditions, market competition, and inflation. Prices used to quantify the expected future cash flows are estimated based on forward prices prevailing in the marketplace and management’s long-term planning assumptions. Impairment is measured by the excess of carrying amount over the fair value of the assets. No impairment charges were recorded for the years ended December 31, 2013, 2012 or 2011, respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC Topic 410 (Asset Retirement and Environmental Obligations), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. As of December 31, 2013 and 2012, the Company did not have the obligation to participate in any of the capital expenditures for OMLs 120 and 121, and therefore did not have any asset retirement obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. ASU 2013-02 requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance required as of January 1, 2013. The required disclosures have been included in Note 5, Accumulated Other Comprehensive Income (Loss) of the Notes to Consolidated Financial Statements.

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

Foreign Currency Exchange Risk

In addition to the U.S. dollar, the Company pays some of its Nigeria, The Gambia, and Kenya expenses in Naira, Dalasi, and Shillings respectively. Therefore we are subject to foreign currency exchange risk on non-U.S. dollar denominated transactions on cash flows.

To date the Company has not engaged in hedging activities to hedge our foreign currency exposure in Nigeria. In the future, the Company may enter into hedging instruments to manage its foreign currency exchange risk or continue to be subject to exchange rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and PFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and PFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management, including the Company’s CEO and PFO, concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CAMAC Energy, Inc.

We have audited the internal control over financial reporting of CAMAC Energy, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement or Form 10-K/A which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the 2014 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the 2014 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the 2014 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the 2014 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2013 and 2012	F-3
	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-4
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011	F-5
	Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-7
	Notes to Consolidated Financial Statements	F-8
(2)	Consolidated Financial Statement Schedules
Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited)
	Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.	S-1
(3)	Exhibits

The following exhibits are filed with the report:

Exhibit Number	Description
2.1

Transfer Agreement, dated as of November 19, 2013, by and among CAMAC Energy Inc., CAMAC Petroleum Limited, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited and Allied Energy Plc (incorporated by reference to Exhibit 2.1 of our Form 8-K filed on November 22, 2013).

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company, dated February 13, 2014 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 19, 2014).
3.2	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007).
4.3	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
4.4	Company 2009 Equity Incentive Plan (incorporated by reference to Registration Statement on Form S-8 (No. 333-175294) filed on July 1, 2011).*
4.5	First Amendment to the Company’s Amended 2009 Equity Incentive Plan, dated February 18, 2014 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on February 19, 2014).
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).
4.7	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 3, 2010).
4.8

Registration Rights Agreement, by and between the Company and CAMAC Energy Holdings Limited, dated April 7, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 13, 2010).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on December 23, 2010).
4.10

Registration Rights Agreement, dated as of February 15, 2011, by and among the Company, CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 16, 2011).

4.11

Registration Rights Agreement, dated February 21, 2014, by and between the Company and Allied Energy Plc (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 27, 2014).

4.12

Registration Rights Agreement, dated February 21, 2014, by and between the Company and The Public Investment Corporation (SOC) Limited (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on February 27, 2014).

10.1	Form of Securities Purchase Agreement, dated February 10, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).
10.2	Company 2007 Stock Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.3	Company 2007 Stock Plan form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Form 10-SB (No. 000-52770) filed on August 15, 2007). *
10.4	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K filed on April 15, 2013). *
10.5	Form of Indemnification Agreement for Directors (incorporated by reference to Exibit 10.5 of our Annual Report on Form 10-K filed on April 15, 2013). *
10.6	Company 2009 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K (No. 001-34525) filed on March 2, 2010).*

10.7

Purchase and Sale Agreement, dated November 18, 2009, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited, and Allied Energy Plc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 001-34525) filed on November 23, 2009).

10.8	Form of Securities Purchase Agreement, dated March 2, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 3, 2010).
10.9

Production Sharing Contract , dated July 22, 2005, by and between Allied Energy Resources Nigeria Limited, CAMAC International (Nigeria) Limited, and Nigerian Agip Exploration Limited (incorporated by reference to Annex E on our Form DEF 14A filed March 19, 2010).

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

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report filed on December 23, 2010).
10.15

Limited Waiver Agreement Related to Purchase and Continuation Agreement, dated as of February 15, 2011, by and among CAMAC Energy Inc., CAMAC Petroleum Inc., CAMAC Energy Holdings Limited, Allied Energy Plc, and CAMAC International (Nigeria) Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 16, 2011).

10.16

Second Agreement Novating Production Sharing Contract, dated as of February 15, 2011, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited, Nigerian Agip Exploration Limited, and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 16, 2011).

10.17

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

10.19	Guaranty Agreement dated June 6, 2011 by and among CAMAC Energy Inc. and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 9, 2011).
10.20

Executive Employment Agreement dated September 1, 2011 by and between Nicholas J. Evanoff and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2011).*

10.21

Executive Employment Agreement dated September 1, 2011 by and between Babatunde Omidele and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2011).*

10.22

Executive Consulting Agreement effective March 1, 2012 by and between Earl W. McNiel and the Company (incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on March 15, 2012).*

10.23

Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L1B (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 9, 2012).

10.24

Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L16 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on May 9, 2012).

10.25

Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L27 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on May 9, 2012).

10.26

Production Sharing Contract, by and between the Government of the Republic of Kenya and CAMAC Energy Kenya Limited, dated May 10, 2012, relating to Block L28 (incorporated by reference to Exhibit 10.7 of our Form 10-Q filed on May 9, 2012).

10.27

Petroleum (Exploration, Development and Production) License, by and between the Republic of The Gambia and CAMAC Energy A2 Gambia Ltd., dated May 24, 2012, relating to Block A2 (incorporated by reference to Exhibit 10.8 of our Form 10-Q filed on May 9, 2012).

10.28

Petroleum (Exploration, Development and Production) License, by and between the Republic of The Gambia and CAMAC Energy A5 Gambia Ltd., dated May 24, 2012, relating to Block A5 (incorporated by reference to Exhibit 10.9 of our Form 10-Q filed on May 9, 2012).

10.29

Share Sale and Purchase Agreement, by and between Leyshon Resources Limited and CAMAC Energy Inc., dated July 22, 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 9, 2013).

10.30

Executive Employment Agreement dated February 27, 2013 by and between Earl W. McNiel and the Company (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed April 15, 2013).*

10.31

Amended and Extended Maturity Date of the Promissory Note dated June 6, 2011, amended August 3, 2012, by and among CAMAC Petroleum Limited and Allied Energy Plc (incorporated by reference to Exhibit 10.39 of our Form 10-K filed on April 15, 2013).

10.32

Amended and Extended Maturity Date of the Promissory Note dated June 6, 2011, amended March 25, 2013, by and among CAMAC Petroleum Limited and Allied Energy Plc (incorporated by reference to Exhibit 10.40 of our Form 10-K filed on April 15, 2013).

10.33

Technical Services Agreement, by and between Allied Energy Plc and CAMAC Petroleum Limited, dated January 10, 2013 (incorporated by reference to Exhibit 10.41 of our Form 10-K filed on April 15, 2013).

10.34

Amended and Restated Promissory Note, effective September 10, 2013, by and among CAMAC Petroleum Limited and Allied Energy Plc (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 14, 2013).

10.35

Amendment no. 1 to Guaranty Agreement, effective September 10, 2013, by and among the Company and Allied Energy Plc (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on November 14, 2013).

10.36

Equitable Share Mortgage Arrangement, effective September 10, 2013, by and among the Company and Allied Energy Plc (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on November 14, 2013).

10.37	Executive Employment Agreement, dated September 1, 2013, by and between Heidi Wong and the Company (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on November 14, 2013).*

36

10.38

Share Purchase Agreement, effective as of November 18, 2013, by and between CAMAC Energy Inc. and Public Investment Corporation (SOC) Limited (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 22, 2013).

10.39

Third Agreement Novating Production Sharing Contract, dated as of November 19, 2013, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on November 22, 2013).

10.40	Convertible Subordinated Note, dated February 21, 2014, by and between the Company and Allied Energy Plc (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on February 27, 2014).
10.41

Assignment and Bill of Sale, dated February 21, 2014, by and between Allied Energy Plc and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 27, 2014).

10.42

Right of First Refusal and Corporate Opportunities Agreement, dated February 21, 2014, by and among the Company and CAMAC Energy Holdings Limited (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 27, 2014).

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm, filed herewith.
23.3	Consent of DeGolyer and MacNaughton

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principle Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principle Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of DeGolyer and MacNaughton
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2014

CAMAC Energy Inc.

By:	/s/ Dr. Kase Lukman Lawal
Dr. Kase Lukman Lawal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ DR. KASE LUKMAN LAWAL	Director and Chief Executive Officer	March 14, 2014
Dr. Kase Lukman Lawal	(Principal Executive Officer)

/s/ EARL W. MCNIEL	Senior Vice President and Chief Financial Officer	March 14, 2014
Earl W. McNiel	(Principal Financial Officer)

/s/ ADAMA TRAORE	Vice President, Controller and Chief Accounting Officer	March 14, 2014
Adama Traore	(Principal Accounting Officer)

/s/ DR. LEE PATRICK BROWN	Director	March 14, 2014
Dr. Lee Patrick Brown

/s/ WILLIAM J. CAMPBELL	Director	March 14, 2014
William J. Campbell

/s/ J KENT FRIEDMAN	Director	March 14, 2014
J. Kent Friedman

/s/ JOHN HOFMEISTER	Director	March 14, 2014
John Hofmeister

/s/ IRA WAYNE MCCONNELL	Director	March 14, 2014
Ira Wayne McConnell

/s/ HAZEL O'LEARY	Director	March 14, 2014
Hazel O'Leary

GRANT THORNTON LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CAMAC Energy, Inc.

We have audited the accompanying consolidated balance sheets of CAMAC Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAMAC Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2014

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CAMAC Energy Inc.

Houston, TX

              We have audited CAMAC Energy Inc. and its subsidiaries’ (the “Company”) accompanying consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of CAMAC Energy Inc. and its subsidiaries’ operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 15, 2012, except for paragraph 6 of Note 2,

as to which the date is March 14, 2014

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$163	$3,806
Accounts receivable	1,112	6,103
Prepaids and other current assets	857	1,013
Total current assets	2,132	10,922

Property, plant and equipment, net:
Oil and gas properties (successful efforts method of accounting), net	184,408	188,630
Other property and equipment, net	752	456
Total property, plant and equipment, net	185,160	189,086

Other assets	51	11
Noncurrent assets of discontinued operations	-	36

Total Assets	$187,343	$200,055

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,239	$15,112
Accrued expenses	7,446	2,770
Note payable - related party	6,496	-
Total current liabilities	20,181	17,882

Long-term note payable - related party	-	872
Other long-term liabilities	67	55

Total liabilities	20,248	18,809

Commitments and Contingencies

Equity
Stockholders' equity - CAMAC Energy Inc.
Preferred stock $0.001 par value - 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value - 730,440,000 shares authorized, 382,362,236 and 380,060,948 shares issued and outstanding as of December 31, 2013 and 2012, respectively	382	380
Paid-in capital	464,590	462,577
Accumulated deficit	(297,877)	(281,929)
Accumulated other comprehensive income (loss)	-	224
Total stockholders' equity - CAMAC Energy Inc.	167,095	181,252
Noncontrolling interests of discontinued operations	-	(6)
Total equity	167,095	181,246

Total liabilities and equity	$187,343	$200,055

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Years Ended December 31,
	2013	2012	2011

Continuing Operations
Crude oil sales, net of royalties	$7,873	$16,624	$37,922

Operating costs and expenses:
Production costs	(666)	326	30,882
Exploratory expenses	5,501	3,236	890
Depreciation, depletion and amortization	4,528	10,750	13,477
General and administrative expenses	14,460	10,998	13,336
Total operating costs and expenses	23,823	25,310	58,585

Operating loss	(15,950)	(8,686)	(20,663)

Other income (expense), net	38	(582)	(328)

Loss from continuing operations before income taxes	(15,912)	(9,268)	(20,991)
Income tax expense	-	-	-
Net loss from continuing operations	(15,912)	(9,268)	(20,991)

Discontinued Operations
Net loss from discontinued operations, net of tax	(36)	(991)	(4,012)
Gain on divestiture, net	-	4,160	-
Net income (loss) from discontinued operations	(36)	3,169	(4,012)

Net loss	(15,948)	(6,099)	(25,003)
Noncontrolling interests - discontinued operations	-	8	90

Net loss attributable to CAMAC Energy Inc.	$(15,948)	$(6,091)	$(24,913)

Net (loss) income per common share attributable to CAMAC Energy Inc. - basic
Continuing operations	$(0.04)	$(0.02)	$(0.06)
Discontinued operations	$(0.00)	$0.01	$(0.01)
Total	$(0.04)	$(0.02)	$(0.07)
Net (loss) income per common share attributable to CAMAC Energy Inc. - diluted
Continuing operations	$(0.04)	$(0.02)	$(0.06)
Discontinued operations	$(0.00)	$0.01	$(0.01)
Total	$(0.04)	$(0.02)	$(0.07)
Weighted average common shares outstanding:
Basic	381,255	379,373	376,312
Diluted	381,255	379,373	376,312

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net loss	$(15,948)	$(6,099)	$(25,003)
Other comprehensive income (loss):
Foreign currency transactions	(224)	94	(31)
Unrealized gain (loss) on investments, net of taxes	-	395	(114)
Total other comprehensive income (loss)	(224)	489	(145)

Comprehensive loss	(16,172)	(5,610)	(25,148)
Comprehensive loss attributable to noncontrolling interests	-	8	88

Comprehensive loss attributable to CAMAC Energy Inc.	$(16,172)	$(5,602)	$(25,060)

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
At December 31, 2010	374,014	$374	$458,303	$(250,925)	$(120)	$(643)	$206,989
Stock issued for services	2,045	2	705	-	-	-	707
Exercise of warrants and options	786	1	176	-	-	-	177
Vesting of restricted stock	1,488	1	(1)	-	-	-	-
Stock-based employee compensation			2,484	-	-	-	2,484
Adjustments to noncontrolling interest			(733)	-	-	735	2
Net loss			-	(24,913)	-	(90)	(25,003)
Other comprehensive income (loss):
Foreign currency gain (loss)			-	-	(31)	-	(31)
Unrealized loss on investments, net of taxes			-	-	(114)	-	(114)
At December 31, 2011	378,333	$378	$460,934	$(275,838)	$(265)	$2	$185,211
Exercise of warrants and options	17	-	3	-	-	-	3
Vesting of restricted stock	1,251	1	-	-	-	-	1
Contingent consideration stock issued	460	1	889	-	-	-	890
Stock-based employee compensation			739	-	-	-	739
Net loss			-	(6,091)	-	(8)	(6,099)
Other comprehensive income (loss):
Foreign currency gain (loss)			12	-	94	-	106
Unrealized gain on investments, net of taxes			-	-	395	-	395
At December 31, 2012	380,061	$380	$462,577	$(281,929)	$224	$(6)	$181,246
Vesting of restricted stock	2,301	2	-	-	-	-	2
Stock-based employee compensation			2,013	-	-	-	2,013
Realized foreign currency gain			-	-	(224)	-	(224)
Adjustments to noncontrolling interest			-	-	-	6	6
Net loss			-	(15,948)	-	-	(15,948)
At December 31, 2013	382,362	$382	$464,590	$(297,877)	$-	$-	$167,095

The accompanying notes are an integral part of these consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(15,948)	$(6,099)	$(25,003)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	4,528	10,758	13,530
Stock-based compensation	2,013	739	2,484
Currency transaction (gain) loss	(224)	22	(31)
Dry hole costs	-	(37)	2,176
Gain on divestiture, net	-	(4,160)	-
Other	16	55	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,046)	12,836	(8,528)
Decrease in other current assets	156	649	1,841
Decrease in inventories	-	-	72
Increase (decrease) in accounts payable	438	(20,772)	35,834
Increase (decrease) in accrued expenses	4,676	112	(37,029)
Net cash used in operating activities	(7,391)	(5,897)	(14,654)

Cash flows from investing activities
Capital expenditures	(602)	(3,576)	(7,159)
Proceeds on divestiture, net	-	2,364	-
Net sales of available for sale securities	-	-	256
Decrease in other assets	-	465	43
Proceeds on long-term investments	-	1,966	-
Net cash (used in) provided by investing activities	(602)	1,219	(6,860)

Cash flows from financing activities
Proceeds from note payable - related party	4,350	5,000	31,000
Repayments of note payable - related party	-	(10,128)	(25,000)
Proceeds from exercise of warrants and stock options	-	3	177
Net cash provided by (used in) financing activities	4,350	(5,125)	6,177

Effect of exchange rate on cash and cash equivalents	-	(17)	45

Net decrease in cash and cash equivalents	(3,643)	(9,820)	(15,292)
Cash and cash equivalents at beginning of period	3,806	13,626	28,918
Cash and cash equivalents at end of period	$163	$3,806	$13,626

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$99	$117	$120
Contingent consideration stock	$-	$890	$-
Supplemental disclosure of non-cash investing and financing activities:
Nonsubsidiary common stock received as partial proceeds for divestiture, net	$-	$1,877	$-
Common stock issued for services	$-	$-	$706
Related party accounts payable, net, settled with note payable - related party	$1,274	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. --- COMPANY DESCRIPTION

CAMAC Energy, Inc. (NYSE MKT: CAK, JSE: CME) is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s asset portfolio consists of 8 licenses in 3 countries covering an area of approximately 41,000 square kilometers (approximately 10 million acres). The Company owns producing properties and conducts exploration activities as a non-operator in Nigeria, conducts explorations activities as an operator onshore and offshore Kenya, and conducts exploration activities as an operator in The Gambia.

The Company’s corporate headquarters is located in Houston, Texas and has offices in Nairobi, Kenya, Banjul, The Gambia and Lagos, Nigeria.

CAMAC’s operating subsidiaries are CAMAC Energy Limited (“CEL”), CAMAC Petroleum Limited (“CPL”), CAMAC Energy International Limited (“CEIL”), CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A5 Limited, and CAMAC Energy Gambia A2 Limited.

CAMAC’s related parties are CAMAC Energy Holdings Limited (“CEHL”), CAMAC International Nigeria Limited (“CINL”), CAMAC International Limited (“CIL”) and Allied Energy PLC (“Allied”).

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of the above listed related parties. Dr. Lawal also owns 27.7% of CIL, which indirectly owns 100% of CEHL. As a result, Dr. Lawal may be deemed to have an indirect material interest in transactions contemplated with any of the above companies and their affiliates named above as the Company’s related.

NOTE 2. --- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited for cash and shares of stock. The Company has classified the current and historical results of its China operations, including other inactive operations not involved in this sale, as discontinued operations, net of tax, in the accompanying consolidated statements of operations. See Note 3, Discontinued Operations, for more information regarding the sale.

As a result of the above transaction, the Company is reporting its China operations, including other inactive operations not involved in this sale, for all presented periods in discontinued operations.

On January 24, 2014 the Company’s Board of Directors declared the stock dividend on all shares of the Company's outstanding Common Stock entitling all stockholders of record as of the close of business on February 13, 2014, to recieve an additional 1.4348 shares of Common Stock for every share of Common Stock held (the "Stock Dividend"). Payment of the Stock Dividend was conditioned on (i) approval of the Company’s stockholders at the special meeting of stockholders to be held on February 13, 2014 of certain proposals related to the Allied Transaction, including a proposal to amend the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock and (ii) approval of the listing of the Company’s Common Stock on the JSE. On February 13, 2014, the Company held a special meeting of its stockholders to consider and vote upon the proposals mentioned above and other related agenda items. All of the proposals presented at the meeting received the requisite shareholder approval and the approval of the JSE listing was successfully obtained. On February 21, 2014, the Company paid the Stock Dividend pursuant to which each share of stock of record as of the close of business on February 13, 2014, carried the right to receive 1.4348 shares of Common Stock for every one share of Common Stock held.

Per Accounting Standard Codification (“ASC”) 505, Equity, the above Stock Dividend is to be accounted for as a Stock Split due to its large nature (exceeds 25% of the total shares outstanding prior to the distribution). The effect is a retroactive adjustment to the financial statements and associated footnotes as if the dividend had occurred in the first period presented.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are accounted for at cost less allowance for doubtful accounts. We establish provisions for losses on accounts receivables if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of December 31, 2013 and 2012, no allowance for doubtful accounts was necessary.

Successful Efforts Method of Accounting for Oil and Gas Activities

The Company follows the successful efforts method of accounting of its costs of acquisition, exploration and development of oil and gas properties. Under this method, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. Drilling costs of exploratory wells are capitalized pending determination that proved reserves have been found. If the determination is dependent upon the results of planned additional wells and require additional capital expenditures to develop the reserves, the drilling costs will be capitalized as long as sufficient reserves have been found to justify completion of the exploratory well as a producing well, and additional wells are underway or firmly planned to complete the evaluation of the well. Exploratory wells not meeting the criteria for continued capitalization are expensed when such a determination is made. Other exploration costs are expensed as incurred.

Depreciation, depletion and amortization for productive oil and gas properties are recorded on a unit-of-production basis. For other depreciable property, depreciation is recorded on a straight line basis over the estimated useful life of the assets which ranges between three to five years or the lease term. Repairs and maintenance costs are charged to expense as incurred.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in property, plant and equipment for impairment in accordance with ASC Topic 360, (Property, Plant and Equipment). Review for impairment of long-lived assets occurs whenever changes in circumstances indicate that the carrying amount of assets may not be fully recoverable. Possible indicators of impairment include current period losses combined with a history of losses, significant downward oil and gas reserve revisions, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized for assets to be held and used when the estimated undiscounted future cash flows expected to result from the asset including ultimate disposition are less than its carrying amount. In the case of oil and gas properties, the Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows are determined on the basis of reasonable and documented assumptions that represent the best estimate of the future economic conditions during the remaining useful life of the asset. The Company’s cash flow projections into the future include assumptions on variables such as future sales, sales prices, operating costs, economic conditions, market competition and inflation. Prices used to quantify the expected future cash flows are estimated based on forward prices prevailing in the marketplace and management’s long-term planning assumptions. Impairment is measured by the excess of carrying amount over the fair value of the assets. No impairment charges were recorded for the years ended December 31, 2013, 2012 or 2011, respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC Topic 410 (Asset Retirement and Environmental Obligations), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. As of December 31, 2013 and 2012, the Company did not have the obligation to participate in any of the capital expenditures for OMLs 120 and 121, and therefore did not have any asset retirement obligations.

Revenues

Revenues are recognized when a lifting (sale) occurs. The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery and acceptance (as defined in the contract) of the product or service have occurred, there is no significant uncertainty of collectability, and the amount is not subject to refund. Crude oil revenues are net of royalties.

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

The Company routinely evaluates any tax deduction and tax refund positions in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained. If that test is met, the second step is to determine the amount of benefit to recognize in the consolidated financial statements. See Note 8 – Income Taxes for further information.

Stock-Based Compensation

The Company recognizes all stock-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on their grant-date fair values in accordance with ASC Topic 718-10 (Stock Compensation). The Company values its stock options awarded using the Black-Scholes option pricing model, and the restricted stock is valued at the grant date closing market price. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). Stock-based compensation paid to non-employees in vested stock is valued at the fair value at the applicable measurement date and charged to expense as services are rendered.

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

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. ASU 2013-02 requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance required as of January 1, 2013. The required disclosures have been included in Note 5, Accumulated Other Comprehensive Income (Loss) of the Notes to Consolidated Financial Statements

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed with existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

In August 2012, the Company divested its wholly owned Hong Kong subsidiary Pacific Asia Petroleum Limited (“PAPL”) for net cash consideration of $2.4 million and 9.6 million fully paid ordinary shares, net of selling expenses, of Leyshon Resources Limited, a natural resources mining company based in Beijing, China. The Leyshon shares had a fair market value of $1.9 million, and have since been sold.

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

The Company has reclassified all assets, liabilities and the results of operations for China to discontinued operations for all periods presented.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations from discontinued operations are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Costs and expenses:
Exploratory expenses	$-	$204	$2,545
Depreciation, depletion and amortization	-	8	53
General and administrative expenses	36	779	1,642
Other income	-	-	(228)
Total costs and expenses	36	991	4,012

Loss before income taxes	(36)	(991)	(4,012)
Income tax expense	-	-	-
Net loss before noncontrolling interests	(36)	(991)	(4,012)

Noncontrolling interests	-	8	90
Net loss	$(36)	$(983)	$(3,922)

Assets and liabilities of discontinued operations are as follows:

As of December 31,
2012
(In thousands)
Other assets	$36
Total assets	$36

NOTE 4. -- ACQUISITIONS

Award of Kenya Exploration Blocks

In May 2012, the Company, through a wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya, covering exploration blocks L1B and L16, and new offshore exploration blocks L27 and L28. For all blocks, the Company is the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.

The Kenya PSCs for blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each block a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey on blocks L1B and L16 was completed in April, 2013. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the acquisition of 3D seismic data and the drilling of one exploratory well on each block during each such additional period. In December 2013, the company initiated an Environmental and Social Impact Assessment (ESIA) study in blocks L1B and L16 in order to obtain the license to carry out a 2D seismic survey.

The Kenya PSCs for blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct for each block a regional geological and geophysical study, acquire 2D seismic data and acquire, process and interpret 3D seismic data. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each block, during each such additional period. CAMAC is participating in a multi-client combined gravity / magnetic and 2D seismic survey which are currently underway in blocks L27 and L28.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the minimum work obligations, each of the Kenya PSCs requires annual surface rental payments, training fund payments and contributions to local community development projects.

Award of The Gambia Licenses

In May 2012, the Company, through a wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for exploration blocks A2 and A5. For both blocks, the Company is the operator, with the GNPC having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPC elects to participate.

The Gambia Licenses for both blocks provide for an initial exploration period of four years with specified work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a regional geological study, acquire, process and interpret 750 sq. km of 3D seismic data, drill one exploration well to the total depth of 5,000 meters below mean sea level and evaluate drilling results, with the first two work obligations (regional geological study and 3D seismic data acquisition and processing) due prior to the end of the second year. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each block.

In addition to the minimum work obligations, The Gambia Licenses require annual rental payments, training and community fees.

NOTE 5. --- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following summarizes the changes in the balances of each component of accumulated other comprehensive income (loss):

Foreign Currency Gain (Loss)
(In thousands)
Balance at December 31, 2012	$224
Realized foreign currency gain	(224)
Balance at December 31, 2013	$-

 CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. --- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	As of December 31,
	2013	2012
Oil and gas properties:	(In thousands)
Proved oil and gas properties	$206,212	$206,212
Accumulated depreciation, depletion and amortization	(30,044)	(25,822)
Proved oil and gas properties, net	176,168	180,390
Unproved oil and gas properties	8,240	8,240
Oil and gas properties, net	184,408	188,630

Other property and equipment	1,590	989
Accumulated depreciation	(838)	(533)
Other property and equipment, net	752	456
Total property, plant and equipment	$185,160	$189,086

NOTE 7. --- NOTE PAYABLE – RELATED PARTY

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. Under the initial terms of the Promissory Note, Allied agreed to make loans to CPL from time to time for purposes of making payments relating to the workover of the Oyo well #5 in an aggregate sum of up to $25.0 million. Interest accrues on the outstanding principal under the Promissory Note at a rate of 30 day LIBOR plus 2% per annum. In September 2013, the Company and Allied amended the Promissory Note and the Guaranty to add the Company as a borrower, to allow for borrowings of up to $10.0 million for general corporate purposes and to pledge the stock of the subsidiary of CEI that holds the exploration licenses in The Gambia and Kenya as collateral pursuant to an equitable share mortgage arrangement. As of December 31, 2013, the book value of the exploration licenses in The Gambia and Kenya was $3.2 million. Pursuant to the initial terms of the Promissory Note, the outstanding principal amount of all loans was to mature on June 6, 2013. In August 2012, the Promissory Note was amended to extend the maturity date to October 15, 2013, and in March 2013 the Promissory Note was again amended to extend the maturity date to July 15, 2014.  In January 2014, Allied agreed to amend the Promissory Note and extend the maturity date to July 15, 2015 in the event the Company is not successful in obtaining external financing arrangements by June 30, 2014. The Company has guaranteed all of CPL’s obligations under the Promissory Note.   As of December 31, 2013, $6.5 million was outstanding under the Promissory Note.

Dr. Kase Lawal, the Company’s Executive Chairman and member of the Board of Directors, and Chief Executive Officer, is a director of each of CEHL, CINL, and the Lender. Dr. Lawal also owns 27.7% of CIL, which indirectly owns 100% of CEHL, and CINL and the Lender are each wholly-owned subsidiaries of CEHL. As a result, Dr. Lawal is deemed to have an indirect material interest in the transaction contemplated by the Promissory Note. Dr. Lawal fully disclosed the material facts as to his relationship to the Lender prior to Board approval.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. ---   INCOME TAXES

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net loss attributable to CAMAC Energy Inc. before income tax expense	$(15,948)	$(6,091)	$(24,913)
Expected income tax provision at statutory rate of 35%	$(5,582)	$(2,132)	$(8,720)
Increase (decrease) due to:
Foreign-incorporated subsidiaries	(26)	(4,463)	4,102
Net losses not realizable currently for U.S. tax purposes	5,608	6,595	4,618
Total income tax expense	$-	$-	$-

Significant components of our deferred tax assets are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Basis difference in fixed assets	$927	$113
Net operating losses	24,951	19,114
Share-based compensation	837	368
	26,715	19,595
Valuation allowance	(26,715)	(19,595)
Net deferred income tax assets	$-	$-

The Company’s foreign net operating losses in Nigeria are not subject to expiration, and can be carried forward indefinitely. The foreign operating losses in Gambia and Kenya are included in the respective subsidiaries cost oil accounts, which will be offset against future taxable revenues. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. The Company does not expect to utilize the net operating losses in the short term, due to continued operating losses in its foreign subsidiaries. On the basis of this evaluation, valuation allowances of $26.7 million and $19.6 million were recorded as of December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States:	2007	-	2013
Nigeria:	2010	-	2013
Kenya:	2012	-	2013
Gambia:	2012	-	2013

NOTE 9. --- STOCK BASED COMPENSATION

Under the Company’s amended 2009 Equity Incentive Plan (“2009 Plan”), the Company may issue restricted stock awards and stock options to result in issuance of a maximum aggregate of 100,000,000 shares of Common Stock. Options awarded expire between five and 10 years from date of grant, or shorter term as fixed by the Board of Directors. On February 18, 2014, the Company executed the amendment to the 2009 Plan thereby increasing the number of shares that may be granted thereunder to 100,000,000.

In 2013, the Company granted a total of 8,003,874 stock options with vesting periods from three years to five years.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of stock option activity for the year ended December 31, 2013, is presented below.

	Shares Underlying Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock Options
Outstanding at January 1, 2013	6,124,703	$0.37	3.5
Granted	8,003,874	$0.28	4.3
Exercised	-
Forfeited	(353,046)	$0.69
Outstanding as of December 31, 2013	13,775,531	$0.31	3.7

Expected to vest	13,775,531	$0.31	3.7
Exercisable at December 31, 2013	3,376,648	$0.37	2.7

The total intrinsic values of options outstanding and options exercisable were $0.9 million at December 31, 2013. The total intrinsic values realized by recipients on options exercised were $0 in 2013, $0 in 2012, and $0.2 million in 2011.

The Company recorded compensation expense relative to stock options in 2013, 2012 and 2011 of $1.1 million , $0.2 million and $1.3 million, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the weighted-average amounts for the assumptions used in the model for options awarded in each year under equity incentive plans.

	2013	2012	2011

Expected price volatility	77.9%	120.5%	103.7%
Risk free interest rate (U.S. treasury bonds)	0.5%	0.5%	0.8%
Expected annual dividend yield	-	-	-
Expected option term (years)	3.5	3.5	3.1
Grant date fair value per share	$0.23	$0.26	$0.34

Restricted Stock Awards (“RSA”)

In addition to stock options, our 2009 Plan allows for the grant of restricted stock awards, or RSA. We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity for the year ended December 31, 2013, is presented below.

	Shares	Weighted-Average Grant Date Fair Value
Restricted Stock
Nonvested at January 1, 2013	2,676,724	$0.32
Granted	4,163,374	$0.26
Vested	(2,301,312)	$0.32
Forfeited	-
Nonvested as of December 31, 2013	4,538,786	$0.27

The Company recorded compensation expense relative to RSA’s in 2013, 2012 and 2011 of $0.9 million, $0.6 million and $1.2 million, respectively.

The total grant date fair value of RSA shares that vested during 2013 was approximately $0.5 million. As of December 31, 2013, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested RSAs, with $0.9 million, and $0.3 million to be recognized during the years ended December 31, 2014 and 2015, respectively.

NOTE 10. --- EARNINGS OR LOSS PER COMMON SHARE

Basic earnings or loss per common share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted EPS for years ended December 31, 2013, 2012, and 2011, respectively, were as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Basic	381,255	379,373	376,312
Diluted	381,255	379,373	376,312

The number of stock options, warrants issued in stock offerings and nonvested restricted stock excluded from dilutive shares outstanding in the above periods, as these potentially dilutive securities are anti-dilutive because the Company was in a loss position, were as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Stock options	-	4	238
Warrants issued in stock offerings	-	-	14
Nonvested restricted stock awards	2,154	796	158
	2,154	800	410

NOTE 11. --- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, deposits, accounts payable, accrued expenses, other long-term liabilities and debt at floating interest rates approximate their fair values at December 31, 2013 and 2012, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company is currently not exposed to any concentration of credit risk.

NOTE 12. --- COMMITMENTS AND CONTINGENCIES

Commitments

We rent office space and miscellaneous office equipment under non-cancelable operating leases. Office rent expense, net of sublease income, for the years ended December 31, 2013, 2012, and 2011 was $0.7 million, $0.5 million and $0.5 million, respectively. At December 31, 2013, minimum future rental commitments for operating leases were a total of $2.2 million as follows: $0.4 million in 2014, $0.4 million in 2015, $0.4 million in 2016, $0.4 million in 2017 and $0.6 in 2018 and thereafter.

The Company has substantial commitments related to its Kenya PSCs and The Gambia Licenses. To maintain compliance and ownership, the Company is and will be required to fulfill minimum work obligations and to make certain payments as stated in each PSC and License. At December 31, 2013, minimum future work obligations were a total of $148.4 million as follows: $14.8 million in 2014 and $133.6 million in the years 2015 and 2016.

Contingencies

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of December 31, 2013, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our net income or loss.

NOTE 13. --- RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following tables summarize related party transactions and balances for the respective period:

	December 31, 2013	December 31, 2012
	(In thousands)
CEHL, accounts receivable	$1,026	$6,103
CEHL, other current assets	$624	$624
CEHL, accounts payable	$292	$10,213
CEHL, note payable-related party	$6,496	$-
CEHL, accrued expenses	$804	$25
CEHL, long-term note payable-related party	$-	$872

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CEHL, total operating costs and expenses	$(1,167)	$81	$3,243
CEHL, other expense, net	$99	$122	$120

The Company entered into a technical services agreement with Allied effective September 1, 2012, whereby the Company agreed to provide services related to the Oyo Field in Nigeria. Pursuant to the terms of the Technical Service Agreement, Allied agreed to pay the Company $150.0 thousand per month. The amounts earned under the agreement are recorded as a reduction to lease operating expenses and production costs and general and administrative expenses.

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a Promissory Note in favor of Allied. See Note 7 - Note Payable – Related Party, for details relating to the Promissory Note. As of December 31, 2013, $6.5 million was outstanding under the Promissory Note.

CAMAC ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. — SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share data)
Total revenues	$2,452	$1,941	$3,480	$-
Operating loss	$(3,774)	$(4,425)	$(2,680)	$(5,071)
Net loss attributable to CAMAC Energy Inc.	$(3,778)	$(4,431)	$(2,696)	$(5,043)
Net loss per share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
Total revenues	$5,672	$-	$7,945	$3,007
Operating loss	$(879)	$(3,496)	$(1,944)	$(2,367)
Net (loss) income attributable to CAMAC Energy Inc. (1)	$(1,296)	$(3,975)	$2,038	$(2,858)
Net (loss) income income per share
Basic	$(0.00)	$(0.01)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.01)	$0.01	$(0.01)

(1)	In 2012, The Company divested its China operations. See Note 3 – Discontinued Operations for details of the sale.

NOTE 15. — SUBSEQUENT EVENTS

In November 2013, the Company entered into a Transfer Agreement (the “Transfer Agreement”) pursuant to which the Company agreed to acquire from Allied Energy Plc (“Allied”), a wholly owned subsidiary of CEHL (the 57.2% majority stockholder of the Company), all remaining economic interests in the PSC and related assets, contracts and rights pertaining to OMLs 120 and 121 including the currently producing Oyo Field (the “Allied Assets”). In consideration for the Allied Assets, the Company agreed to issue 497,454,857 shares of the Company’s Common Stock, deliver to Allied a $50.0 million convertible subordinated promissory note (the “Convertible Subordinated Note”) and pay $170.0 million in cash (the “Allied Transaction”).

To fund the cash portion of the Allied Transaction and a portion of the anticipated capital expenditures for development of the Oyo Field, the Company also entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the Public Investment Corporation (SOC) Limited, a state-owned company registered and duly incorporated in the Republic of South Africa ("PIC"), for an aggregate cash investment of $270.0 million through a private placement of 376,884,422 shares of Common Stock (the “Private Placement”), representing an approximate 30% ownership interest in the Company after completion of the transactions. The Share Purchase Agreement provides that the Private Placement will be completed in two installments. The first installment of $135.0 million (the “First Closing”) in exchange for 188,442,211 shares of the Company’s Common Stock was due at the closing of the Allied Transaction. The second installment (the “Second Closing”) of $135.0 million in exchange for 188,442,211 shares of the Company’s Common Stock is expected in mid 2014. In connection with the Private Placement, the Company agreed to list its Common Stock on the Johannesburg Stock Exchange ("JSE") in addition to the Company’s listing on the NYSE MKT.

On February 13, 2014, the Company held a special meeting of its stockholders to consider and vote upon the proposal to approve the Transfer Agreement as mentioned above and other related agenda items. Additionally, the Company had previously declared the Stock Dividend, which was subject to shareholder approval of the proposals presented at the above special meeting. All of the proposals presented at the meeting were approved by the requisite majority of the minority shareholders of the Company. The Stock Dividend was paid on February 21, 2014 to all shareholders of record at the close of business on February 13, 2014.

On February 21, 2014, the Company completed the Allied Transaction and the First Closing of the Private Placement in accordance with the terms of the Transfer Agreement and the Share Purchase Agreement, respectively. Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash to Allied, issued 497,454,857 shares of the Company’s Common Stock to Allied and delivered the Convertible Subordinated Note to Allied under which $25.0 million was deemed to be advanced. The Company’s Common Stock also began trading on the JSE on February 24, 2014. Within two business days following the Second Closing of the Private Placement, the Company will be required to pay to Allied an additional $85.0 million in cash, as may be adjusted pursuant to the Transfer Agreement, and an additional $25.0 million will be deemed to be advanced to Allied under the Convertible Subordinated Note. The Second Closing of the Private Placement is expected to take place in the second quarter of 2014.

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

The unaudited supplemental information on oil and gas exploration and production activities for 2013, 2012 and 2011 has been presented in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Disclosures by geographic area include Africa and the United States.

Estimated Net Proved Crude Oil Reserves

The following estimates of the net proved crude oil reserves in Nigeria are based on evaluations prepared by third-party reservoir engineers. DeGolyer and MacNaughton (“D&M”) has prepared evaluations on 100 percent of our right to proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties as of December 31, 2013. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Crude Oil (MBbls)
International
January 1, 2011	5,288
Revisions	(2,288)
Production	(337)
December 31, 2011	2,663
Revisions	583
Production	(148)
December 31, 2012	3,098
Revisions	(544)
Production	(73)
December 31, 2013	2,481

Developed reserves
December 31, 2011	92
December 31, 2012	55
December 31, 2013	92

Undeveloped reserves
December 31, 2011	2,571
December 31, 2012	3,043
December 31, 2013	2,389

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

S-1

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

	As of December 31,
	2013	2012
International	(In thousands)
Proved properties	$206,212	$206,212
Unproved properties	8,240	8,240
Total capitalized costs	214,452	214,452

Accumulated depreciation, depletion and amortization	(30,044)	(25,822)
Net capitalized costs	$244,496	$240,274

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

	Years Ended December 31,
	2013	2012	2011
International	(In thousands)
Unproved property acquisition	$-	$3,240	$5,000
Exploration	5,501	3,236	890
Total costs incurred	$5,501	$6,476	$5,890

Results of Continuing Operations

Results of continuing operations for producing activities consist of all activities within the oil and gas exploration and production operations.

	Years Ended December 31,
	2013	2012	2011
International	(In thousands)
Revenues	$7,873	$16,624	$37,922
Production, G&A and other costs	694	(326)	(30,882)
Exploratory expenses	(267)	(3,236)	(890)
Depreciation, depletion and amortization	(4,238)	(10,595)	(13,316)
Results from oil and gas producing activities	$4,062	$2,467	$(7,166)

S-2

CAMAC ENERGY INC.

SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Standardized Measure of Discounted Future Net Cash Flows

Standardized Measure of Discounted Future Net Cash Flows reflects the Company’s estimated future net revenues, net of estimated income taxes, to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average of the first-day-of-the-month commodity prices during the 12-month period ended on December 31, 2013) without giving effect to non-property related expenses such as DD&A expense and discounted at 10% per year. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2013, 2012, and 2011, were $107.89, $112.77, and $112.26 per barrel of crude oil, respectively, including differentials. Amounts below for production sold and production costs exclude royalties.

	Years Ended December 31,
	2013	2012	2011
International	(In thousands)
Future cash inflows from production sold	$267,653	$349,345	$298,936
Future production costs	(142,712)	(180,612)	(140,104)
Future development costs	(86,239)	(58,800)	(62,308)
Future income taxes	(9,280)	(19,886)	(16,212)
Future net cash flows before discount	29,422	90,047	80,312
Discount at 10% annual rate	(6,733)	(24,335)	(18,625)
Standardized measure of discounted future cash flows	$22,689	$65,712	$61,687

Change in Standardized Measure of Discounted Future Net Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
BALANCE AT BEGINNING OF PERIOD	$65,712	$61,687	$95,696
Sales of oil and gas, net of production costs	(8,539)	(16,357)	(35,617)
Net changes in prices and production costs	26,580	(40,435)	136,097
Revisions of previous quantity estimates	(49,163)	47,662	(139,203)
Additions	-	-	-
Changes in estimated future development costs	(16,881)	8,433	(9,989)
Development costs incurred during the period	-	-	-
Accretion of discount	6,571	5,717	10,417
Net change of income taxes	10,606	(995)	4,286
Change in production rates (timing) and other	(12,196)	-	-
BALANCE AT END OF PERIOD	$22,689	$65,712	$61,687

S-3