Form 10-Q
period 2014-03-31
CAMAC Energy Inc.
filed 2014-05-09
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 6, 2014 there were 1,259,844,291 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,235	$163
Accounts receivable	4,154	1,112
Crude oil inventory	8,927	6,787
Prepaids and other current assets	7,031	856
Total current assets	56,347	8,918

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	433,721	436,471
Other property, plant and equipment, net	955	752
Total property, plant and equipment, net	434,676	437,223

Other assets	52	52

Total Assets	$491,075	$446,193

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,475	$31,668
Accrued expenses	10,999	7,446
Asset retirement obligations	12,751	12,479
Note payable - related party	92,147	6,496
Total current liabilities	151,372	58,089

Asset retirement obligations	8,291	8,122
Long-term note payable - related party	50,000	-
Other long-term liabilities	68	67

Total liabilities	209,731	66,278

Equity:
Preferred stock $0.001 par value - 50,000,000 shares authorized; zero issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock $0.001 par value - 2,500,000,000 shares authorized; 1,070,430,276 and 382,362,236 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1,070	382
Paid-in capital	638,365	732,985
Accumulated deficit	(358,091)	(353,452)
Total equity	281,344	379,915

Total liabilities and equity	$491,075	$446,193

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Oil and gas revenue	$19,894	$22,006

Operating costs and expenses:
Production costs	12,678	19,658
Exploratory expenses	2,276	1,198
Depreciation, depletion and amortization	4,971	5,467
General and administrative expenses	4,433	3,712
Total operating costs and expenses	24,358	30,035

Operating loss	(4,464)	(8,029)

Other income (expense):
Interest expense	(185)	(4)
Other, net	10	-
Total other income (expense)	(175)	(4)

Loss before income taxes	(4,639)	(8,033)
Income tax expense	-	-

Net loss	$(4,639)	$(8,033)

Net (loss) income per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic	676,927	379,880
Diluted	676,927	379,880

See accompanying notes to unaudited consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

		Additional
	Common	Paid-in	Accumulated	Total
	Stock	Capital	Deficit	Equity
At December 31, 2013	$382	$732,985	$(353,452)	$379,915
Common stock issued	688	134,728	-	135,416
Stock-based employee compensation	-	507	-	507
Net loss	-	-	(4,639)	(4,639)
Allied acquisition	-	(229,855)	-	(229,855)
At March 31, 2014	$1,070	$638,365	$(358,091)	$281,344

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(4,639)	$(8,033)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	4,531	4,926
Asset retirement obligation accretion	440	541
Stock-based compensation	507	338
Acquisition adjustments	(9,855)	1,591
Other	-	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,042)	(348)
(Increase) decrease in inventories	(2,098)	(1,422)
(Increase) decrease in other current assets	(6,175)	39
Increase (decrease) in accounts payable and accrued liabilities	7,388	1,245
Net cash used in operating activities	(12,943)	(1,122)

Cash flows from investing activities
Capital expenditures	(2,050)	(352)
Acquisition - related party	(85,000)	-
Net cash used in investing activities	(87,050)	(352)

Cash flows from financing activities
Proceeds from issuance of common stock	135,000	-
Proceeds from note payable - related party	650	-
Proceeds from exercise of stock options	415	-
Net cash provided by financing activities	136,065	-

Net increase (decrease) in cash and cash equivalents	36,072	(1,474)
Cash and cash equivalents at beginning of period	163	3,806
Cash and cash equivalents at end of period	$36,235	$2,332

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$8	$4

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

CAMAC Energy, Inc. (NYSE MKT: CAK, JSE: CME) is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s asset portfolio consists of nine licenses in four countries covering an area of approximately 43,000 square kilometers (approximately 10 million acres). The Company has producing properties and conducts exploration activities in Nigeria, as well as explorations licenses with significant hydrocarbon potential onshore and offshore Kenya, offshore The Gambia and offshore Ghana.

The Company’s corporate headquarters is located in Houston, Texas.  In addition, the Company has offices in Nairobi, Kenya, Banjul, The Gambia and Lagos, Nigeria.

The Company’s operating subsidiaries are CAMAC Energy Limited, CAMAC Petroleum Limited (“CPL”), CAMAC Energy International Limited, CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A5 Limited and CAMAC Energy Gambia A2 Limited. The terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC and its subsidiaries and affiliates.

The Company’s related parties include CAMAC Energy Holdings Limited (“CEHL”), CAMAC International Nigeria Limited, CAMAC International Limited and Allied Energy Plc. (“Allied”).

2. Basis of Presentation and Recently Issued Accounting Standards

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned direct and indirect subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature. This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In February 2014, the Company completed the acquisition of the remaining economic interests that it did not already own in the Production Sharing Contract (“PSC”) covering Oil Mining Leases 120 and 121 (“OMLs 120 and 121”) offshore Nigeria, which include the currently producing Oyo Field (the “Allied Assets”), from Allied (the “Allied Transaction”). Allied is a subsidiary of CEHL, the Company’s majority shareholder and deemed to be under common control (transactions between subsidiaries of the same parent). Accordingly, the net assets acquired from Allied were recorded at their respective carrying values as of the acquisition date. The financial statements presented for all periods included herein are presented as though the transfer of the Allied assets had occurred at the beginning of the first period presented.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization´s operations and financial results. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements.

3. Acquisitions

In February 2014, the Company completed the Allied Transaction thereby acquiring the Allied Assets. Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash to Allied, issued 497,454,857 shares of the Company’s common stock to Allied and delivered a $50.0 million Convertible Subordinated Note (the “Convertible Subordinated Note”) to Allied under which $25.0 million was deemed to be advanced.

To fund the cash portion of the Allied Transaction and a portion of the anticipated capital expenditures for development of the Oyo Field, the Company also entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the Public Investment Corporation (SOC) Limited, a state-owned company registered and duly incorporated in the Republic of South Africa (“PIC”), for an aggregate cash investment of $270.0 million through a private placement of 376,884,422 shares of common stock (the “Private Placement”). The Share Purchase Agreement provides that the Private Placement will be completed in two installments. The first installment of $135.0 million (the “First Closing”) in exchange for 188,442,211 shares of the Company’s common stock was completed at the closing of the Allied Transaction. The second installment (the “Second Closing”) of $135.0 million in exchange for 188,442,211 shares of the Company’s common stock was completed in May 2014.

Following the Second Closing with the PIC, the Company was required to pay to Allied the additional $85.0 million in cash, and the additional $25.0 million was deemed to be advanced to Allied under the Convertible Subordinated Note.

The contractual purchase consideration to be paid and the assets acquired and liabilities assumed are as follows (In thousands):

Cash consideration paid upon First Closing	$85,000
Cash consideration to be paid upon Second Closing	85,000
CAMAC common stock	-
Long-term convertible subordinated note payable - related party	50,000

Total purchase price	$220,000

Asset acquired and liabilities assumed:
Property, plant and equipment, net	249,739
Accounts payable	(25,429)
Asset retirement obligations	(20,890)
Net assets acquired	203,420

Consideration in excess of carrying value acquired	$16,580

The Allied Transaction is being accounted for as a transfer of entities under common control, whereby the net assets acquired are combined with the Company’s assets at their historical amounts.  Since the cash and debt consideration exceeds the carrying cost of the assets acquired, no value was assigned to the shares issued.

4. Property and Equipment

Property, plant and equipment is comprised of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Wells and production facilities	$28,874	$28,874
Proved properties	386,196	386,196
Warehouse inventory	25,429	25,429
Work in progress	63,958	62,208
Oilfield assets	504,457	502,707
Accumulated depletion	(78,976)	(74,476)
Oilfield assets, net	425,481	428,231
Unevaluated leaseholds	8,240	8,240
Oil and gas properties, net	433,721	436,471

Other property and equipment	1,866	1,590
Accumulated depreciation	(911)	(838)
Other property and equipment, net	955	752

Total property, plant and equipment, net	$434,676	$437,223

5. Suspended Exploratory Well Costs

In November 2013, the Company achieved both its primary and secondary drilling objectives for the Oyo-7 well. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective confirmed the presence of hydrocarbons in the Miocene formation. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted by the logging while drilling (“LWD”) data. Management is making plans to further explore the Miocene formation.  As of March 31, 2014, the Company has capitalized $26.9 million for the costs related to the Miocene exploratory drilling activities.

6.  Asset Retirement Obligations

The Company’s asset retirement obligations primarily represent the estimated fair value of the amounts that will be incurred to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include, but are not limited to, estimates of plugging and abandonment costs, estimated future inflation rates and changes in property lives. The inputs are calculated based on historical data as well as current estimated costs. The following summarizes changes in the Company’s asset retirement obligations during the three months ended March 31, 2014:

2014
(In thousands)
Carrying amount at January 1	$20,601
Accretion expense	440
Carrying amount at March 31	$21,041

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

7. Debt

Note Payable – Related Party

Promissory Note

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a $25.0 million Promissory Note (the “Promissory Note”) in favor of Allied. Interest accrues on the outstanding principal under the Promissory Note at a rate of the 30 day London Interstate Bank

Offered Rate (“LIBOR”) plus 2% per annum. The Promissory Note is set to mature and become due July 2014.  In January 2014, Allied agreed to amend the Promissory Note and extend the maturity date to July 2015 in the event the Company is not successful in obtaining external financing by June 2014. The Company has guaranteed all of CPL’s obligations under the Promissory Note. As of March 31, 2014, $7.1 million was outstanding under the Promissory Note.

Allied Transaction

Included in the note payable – related party is $85.0 million due to Allied for the remaining cash consideration upon the Second Closing of the Private Placement with PIC.  See Note 3 – Acquisitions, for details relating to the Allied Transaction.

Long-Term Note Payable – Related Party

As partial consideration in connection with the February 2014 closing of the Allied Transaction, the Company issued the $50.0 million Convertible Subordinated Note in favor of Allied. The principal of the Convertible Subordinated Note was deemed advanced in two equal $25.0 million tranches at each of the First Closing and the Second Closing of the Private Placement. Interest on the Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the Convertible Subordinated Note five years from the closing of the Allied Transaction. At the election of the holder, the Convertible Subordinated Note will be convertible into shares of the Company’s common stock at an initial conversion price of $0.7164 per share, subject to customary anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option prepay the note, in whole or in part, at any time, without premium or penalty. The note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company.

8. Share-Based Compensation

During the three months ended March 31, 2014, the Company issued 710,196 shares of common stock as a result of the vesting of restricted stock awards. During the three months ended March 31, 2014, the Company granted employees a total of  3,670,735 shares of restricted stock and options to purchase a total of 2,023,914 shares of common stock, with vesting periods from 24 months to 36 months.

9. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted earnings (loss) per common share for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Basic	676,927	379,880
Diluted	676,927	379,880

The number of stock options and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Stock options	7,433	353
Nonvested restricted stock awards	7,500	1,561
	14,933	1,914

10. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, inventory, accounts payable, accrued expenses, other long-term liabilities and debt at floating interest rates approximate their fair values at March 31, 2014, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

11. Commitments and Contingencies

Commitments

In January 2014, a long-term drilling contract was signed for the drillship Energy Searcher. The rig is expected to be delivered to the Oyo Field in OML 120 in May 2014 to commence the planned Oyo Field development campaign.  The agreement covers an initial term of one year, with an option to extend the contract for an additional one year. The minimum commitment pursuant to the initial term of the agreement is approximately $86.0 million.

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading system (“FPSO”) Armada Perdana, the vessel that is currently connected to the Company’s producing wells Oyo-5 and Oyo-6 in OML 120. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels.  The annual minimum commitment per the terms of the agreement is approximately $35.0 million in the first year and approximately $48.0 million thereafter.

The Company has substantial commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”) and two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), in each case entered into by the Company through a wholly owned subsidiary. To maintain compliance and ownership, the Company is and will be required to fulfill minimum work obligations and to make certain payments as stated in each of the Kenya PSCs and The Gambia Licenses.

Legal Proceedings

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of March 31, 2014, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or our results of operations.

12. Related Party Transactions

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table summarizes related party transactions for the respective periods:

	March 31,	December 31,
	2014	2013
	(In thousands)
Accounts receivable	$4,154	$1,026
Other current assets	$624	$624
Accounts payable and accrued expenses	$27,047	$25,721
Note payable-related party	$92,147	$6,496
Long-term note payable-related party	$50,000	$-

The Company was owed $4.2 million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively, for both crude oil lifting receivables and billings under the Technical Services Agreement (“TSA”) signed with Allied in January 2013. Under the TSA, the Company agreed to provide certain services related to the Oyo Field within OMLs 120 and 121, in exchange for payments from Allied of $150,000 per month with effect from September 2012.  The TSA was terminated as of the closing of the Allied Acquisition in February, 2014 pursuant to the Transfer Agreement.

The company was owed $0.6 million as of March 31, 2014 and December 31, 2013, respectively, as a result of a prepayment made for royalty and petroleum profit taxes in Nigeria under the PSC.

As of March 31, 2014 and December 31, 2013, the Company owed $27.0 million and $25.7 million, respectively, to Allied as reimbursement for costs incurred for the benefit of the Company.

As of March 31, 2014 and December 31, 2013, the Company had outstanding notes payable balances of $92.1 million and $6.5 million, respectively, owed to Allied. Included in the note payable balance at March 31, 2014 is an amount of $85.0 million due to Allied for the remaining cash consideration upon the Second Closing of the Private Placement with PIC and the remaining principal balance of the Promissory Note with Allied.  See Note 3 – Acquisitions, for details relating to the Allied Transaction, and Note 7 – Debt, for details relating to the Promissory Note.

As partial consideration in connection with the February 2014 closing of the Allied Acquisition, the Company issued a $50.0 million Convertible Subordinated Note in favor of Allied.  See Note 7, Debt for details relating to the Convertible Subordinated Note.

13. Segment Information

The Company’s operations are based in Nigeria, Kenya and The Gambia. Management reviews and evaluates the operations of each geographic segment separately. Segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues and expenditures are recognized at the relevant geographical location. The Company evaluates each segment based on operating income (loss).

The Company did not previously report separate segment information because management reviewed and evaluated the operations of the company as a whole. However, beginning in the first quarter 2014, pursuant to the Allied Transaction and the significant exploration activities undertaken in several of our subsidiaries, management began to evaluate the operations of each geographic segment separately.

Segment activity for the three months ended March 31, 2014 and 2013 are as follows:

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Three months ended March 31,	(In thousands)

2014
Revenues	$19,894	-	-	-	$19,894
Operating income (loss)	$2,313	(1,992)	(268)	(4,517)	$(4,464)

2013
Revenues	$22,006	-	-	-	$22,006
Operating income (loss)	$(3,088)	(654)	(236)	(4,051)	$(8,029)

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Total Assets	(In thousands)

As of March 31, 2014	$450,693	1,549	2,045	36,788	$491,075
As of December 31, 2013	$441,826	1,484	2,025	858	$446,193

14.  Subsequent Events

In April 2014, the Company signed a Petroleum Agreement relating to the Expanded Shallow Water Tano block in Ghana.  The Company has been named technical operator and will hold a 30% interest in the block.  The block contains three discovered fields, and the work program requires the partners to determine, within nine months, the economic viability of developing the discovered fields

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s exploration, development and production activities are currently focused in Sub-Saharan Africa. Our strategy is to acquire and develop high-potential exploration and production assets in Africa and to explore and develop those assets through strategic partnerships with national oil companies, indigenous local partners and other independent oil companies. Our shares are traded on the NYSE MKT under the symbol “CAK” and, as of February 24, 2014, on the Johannesburg Stock Exchange (“JSE”) under the symbol “CME”.

The Company’s asset portfolio consists of nine licenses in four countries covering an area of approximately 43,000 square kilometers (approximately 10 million acres). The Company has producing properties and conducts exploration activities in Nigeria, as well as exploration licenses with significant hydrocarbon potential onshore and offshore Kenya, offshore The Gambia and offshore Ghana.

The Company’s operating subsidiaries are CAMAC Energy Limited,  CAMAC Petroleum Limited, CAMAC Energy International Limited, CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A5 Limited and CAMAC Energy Gambia A2 Limited and the Company’s related parties include CAMAC Energy Holdings Limited, CAMAC International Nigeria Limited, CAMAC International Limited and Allied Energy Plc. (“Allied”). The terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC and its subsidiaries and affiliates.

In February 2014, the Company completed the acquisition of the remaining economic interests that it did not already own in the Production Sharing Contract (“PSC”) covering Oil Mining Leases 120 and 121 (“OMLs 120 and 121”) offshore Nigeria, which include the currently producing Oyo Field (the “Allied Assets”), from Allied (the “Allied Transaction”). Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash to Allied, issued 497,454,857 shares of the Company’s common stock to Allied and delivered a $50.0 million Convertible Subordinated Note (the “Convertible Subordinated Note”) to Allied under which $25.0 million was deemed to be advanced.

To fund the cash portion of the Allied Transaction and a portion of the anticipated capital expenditures for development of the Oyo Field, the Company also entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the Public Investment Corporation (SOC) Limited, a state-owned company registered and duly incorporated in the Republic of South Africa (“PIC”), for an aggregate cash investment of $270.0 million through a private placement of 376,884,422 shares of common stock (the “Private Placement”). The Share Purchase Agreement provides that the Private Placement will be completed in two installments. The first installment of $135.0 million (the “First Closing”) in exchange for 188,442,211 shares of the Company’s common stock was completed at the closing of the Allied Transaction. The second installment (the “Second Closing”) of $135.0 million in exchange for 188,442,211 shares of the Company’s common stock was completed in May 2014.

Following the Second Closing with the PIC, the Company was required to pay to Allied the additional $85.0 million in cash, and the additional $25.0 million was deemed to be advanced to Allied under the Convertible Subordinated Note.

Nigeria

The Company currently owns 100% of the economic interests under the PSC and related assets, contracts and rights pertaining to OMLs 120 and 121 including the producing Oyo Field, which is located in deep-water offshore Nigeria.

From September 2013 to November 2013, the first phase of drilling operations was conducted on the Oyo-7 well in OML 120. Based on logging while drilling (“LWD”) data, the well encountered gross oil pay of 133 feet (net oil pay of 115 feet) and gross gas pay of 103 feet (net gas pay of 93 feet) in the gas cap from the currently producing Pliocene reservoir, with excellent reservoir quality. As a secondary objective, the Oyo-7 well confirmed the presence of hydrocarbons in the deeper Miocene formation. This marked the first time a well had been successfully drilled into the Miocene formation of OML 120. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted from the LWD data. Currently, the Oyo-7 well has been temporarily plugged and suspended but is expected to be re-entered and completed in the Pliocene reservoir as an oil producer in late 2014.

In January 2014, a long-term drilling contract was signed for the drillship Energy Searcher. The rig is expected to be delivered to the Oyo Field in OML 120 by May 2014 to commence the planned Oyo Field development campaign. The agreement covers an initial term of one year, with an option to extend the contract for an additional one year. The minimum commitment pursuant to the initial term of the agreement is approximately $86.0 million.

In order to optimize drilling, completion, and production activities, current plans are to spud the Oyo-8 well by mid-2014, with well-hookup and first production expected in late 2014.  The drilling rig will then move to complete and hook-up the Oyo-7 well, with first production expected in late 2014.

In addition to the development wells offshore Nigeria, the Company has identified ten exploration prospects and twelve leads, and is in the process of maturing three prospects, each containing substantial prospective resources. The Company currently plans to drill at least one of these prospects in 2015.

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading system (“FPSO”) Armada Perdana, the vessel that is currently connected to the Company’s producing wells Oyo-5 and Oyo-6 in OML 120. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels. The annual minimum commitment per the terms of the agreement is approximately $35.0 million in the first year and approximately $48.0 million thereafter.

Kenya

In May 2012, the Company, through a wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), covering onshore exploration blocks L1B and L16, and new offshore exploration blocks L27 and L28. For all blocks, the Company is the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.

The Kenya PSCs for blocks L1B and L16 each provide for an initial exploration period of two years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey on blocks L1B and L16 was completed in April 2013. The Company plans to apply for an additional two-year exploration period, so in December 2013, the Company initiated an Environmental and Social Impact Assessment (“ESIA”) study in blocks L1B and L16. The ESIA study was successfully completed in March 2014, and the reports were submitted for approval to the Kenya National Environment Management Authority in order to obtain the license to carry out an additional 2D seismic survey in the two blocks. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the acquisition of 3D seismic data and the drilling of one exploratory well on each block during each such additional period for both onshore blocks.

The Kenya PSCs for blocks L27 and L28 each provide for an initial exploration period of three years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a regional geological and geophysical study, acquire 2D seismic data and acquire, process and interpret 3D seismic data. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each block, during each such additional period. The Company participated in a multi-client combined gravity / magnetic and 2D seismic survey covering blocks L27 and L28.  The survey was successfully completed in March 2014, and data processing is underway.  Also, in March 2014 the Company started the regional geophysical study for these two blocks.

In addition to the minimum work obligations, each of the Kenya PSCs requires annual surface rental payments, training fund payments and contributions to local community development projects.

The Gambia

In May 2012, the Company, through a wholly owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for offshore exploration blocks A2 and A5. For both blocks, the Company is the operator, with the Gambian National Petroleum Company (“GNPCo”) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPCo elects to participate.

The Gambia Licenses for both blocks provide for an initial exploration period of four years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, for each block, a regional geological study, acquire, process and interpret seismic data, drill one exploration well and evaluate drilling results, with the first two work obligations (regional geological study and 3D seismic data acquisition and processing) due prior to the end of the second year. The

Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each block.

In addition to the minimum work obligations, The Gambia Licenses require annual surface rental payments, training and community fees.

Recent Developments

In April 2014, the Company signed a Petroleum Agreement relating to the Expanded Shallow Water Tano block in Ghana.  The Company has been named technical operator and will hold a 30% interest in the block.  The block contains three discovered fields, and the work program requires the partners to determine, within nine months, the economic viability of developing the discovered fields.

The Company continues to pursue new energy ventures outside the U.S., directly and through joint ventures and other partnerships in which it may participate.

Results of Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Three months ended March 31, 2014, compared to the three months ended March 31, 2013:

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the three months ended March 31, 2014 were $19.9 million, as compared to $22.0 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company sold approximately 182,000 net barrels of oil at an average price of $109.11/Bbl. In the three months ended, March 31, 2013, the Company sold approximately 203,000 net barrels of oil at an average price of $108.35/Bbl.

During the three months ended March 31, 2014, the average net daily production from the Oyo Field was approximately 1,700 BOPD, as compared to approximately 2,000 BOPD for the three months ended March 31, 2013.

Operating Costs and Expenses

Production costs for the three months ended March 31, 2014 were $12.7 million, as compared to $19.7 million for the three months ended March 31, 2013.  The decrease in production expenses were primarily due to approximately $6.4 million in savings as a result of reduced operating day rates for the FPSO in the quarter ended March 31, 2014.  As part of the recently signed long term contract with an effective date of January 1, 2014, the owner of the FPSO has agreed to reduced operating day rates for the first half of 2014.

During the three months ended March 31, 2014, the Company incurred $2.3 million of exploration expenses, including $2.0 million spent in Kenya, and $0.3 million spent in The Gambia.  During the three months ended March 31, 2013, the Company incurred $1.2 million of exploration expenses, including $0.5 million spent at the corporate level for exploration activities, $0.5 million in Kenya, and $0.2 million in The Gambia.

Depreciation, depletion and amortization (“DD&A”) expenses for the three months ended March 31, 2014 were $5.0 million, as compared to $5.5 million for the three months ended March 31, 2013. In the three months ended March 31, 2014, DD&A expenses decreased as compared to the three months ended March 31, 2013 primarily due to both lower depletion rates and lower sales volumes.  The average depletion rate for the three months ended March 31, 2014 was $24.06/Bbl, as compared to $27.37/Bbl for the three months ended March 31, 2013.

General and administrative expenses for the three months ended March 31, 2014 were $4.4 million, as compared to $3.7 million for the three months ended March 31, 2013. The increase in general and administrative expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to legal costs incurred in conjunction with the Allied Transaction and the Private Placement. In addition, the Company incurred non-cash stock-based compensation expenses of $0.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense)

Other expense for the three months ended March 31, 2014 was $0.2 million, primarily for interest accrued on the related party note payable. Other expense was approximately $4,000 for the three months ended March 31, 2013.

Income Taxes

Income taxes were nil for the three months ended March 31, 2014 and 2013.

Headline Earnings

In February 2014, the Company’s common stock became listed on the JSE.  The Company is required to publish all documents filed with the SEC with the JSE.  The JSE requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.

As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes certain separately identifiable remeasurements, net of related tax, and related non-controlling interest.

The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. In the three months ended March 31, 2014 and 2013, there were no separate identifiable remeasurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations.  Therefore, HEPS for the three months ended March 31, 2014 and 2013, were $(0.01) and $(0.02), respectively.

Liquidity and Capital Resources

As of March 31, 2014, the Company had current asset and current liability balances of $56.3 million and $151.4 million, respectively, resulting in a net working capital deficit of $95.1 million.  Included in the current liability balance of $151.4 million, was approximately $118.0 million owed to Allied, a related party.

During the three months ended March 31, 2014, net cash used in operating activities was $12.9 million as compared to $1.1 million for the three months ended March 31, 2013. The net increase in cash used in operating activities of $11.8 million was primarily due to  $3.4 million lower net loss, partially offset by $11.8 million decrease in non-cash adjustments to net income and $3.4 million negative variance in changes in operating assets and liabilities.

During the three months ended March 31, 2014, net cash used in investing activities was $87.1 million, including $85.0 million paid to Allied as partial consideration for the Allied Assets, and $2.1 million spent for additions to property, plant and equipment. During the three months ended March 31, 2013, net cash used in investing activities were $0.4 million primarily for additions to property, plant and equipment.

During the three months ended March 31, 2014, net cash provided by financing activities was $136.1 million, consisting of the $135.0 million investment from the PIC, $0.4 million for issuance of stock pursuant to employee stock option exercises, and $0.7 million additional borrowings under the Promissory Note.

The Company has a $25.0 million borrowing facility under a Promissory Note with Allied.   As of March 31, 2014, $7.1 million was outstanding under the Promissory Note.  The Promissory Note is set to mature and become due on July 15, 2014.  In January 2014, Allied agreed to amend the Promissory Note and extend the maturity date to July 15, 2015 in the event the Company is not successful in obtaining external financing arrangements by June 30, 2014.

In February 2014, the Company completed the Allied Transaction and the First Closing of the Private Placement in accordance with the terms of the Transfer Agreement and the Share Purchase Agreement, respectively. The Company received $135.0 million pursuant to the Second Closing of the Private Placement in May 2014.  Subsequently, the Company paid Allied the additional $85.0 million in cash, resulting in a net $50.0 million available to the Company.

As partial consideration in connection with the February 2014 closing of the Allied Transaction, the Company issued the $50.0 million Convertible Subordinated Note in favor of Allied. The principal of the Convertible Subordinated Note was deemed advanced in two equal $25.0 million tranches at each of the First Closing and the Second Closing of the Private Placement. Interest on the Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the Convertible Subordinated Note five years from the closing of the Allied Transaction. At the election of the holder, the Convertible Subordinated Note will be convertible into shares of the Company’s common stock at an initial conversion price of $0.7164 per share, subject to customary anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option prepay the note, in whole or in part, at any time, without premium or penalty. The note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company.

Although there are no assurances that the Company’s plans will be realized, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the date of filing this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to certain market risks related to changes in foreign currency exchange, interest rates, and commodity prices.

Foreign Currency Exchange Risk

In addition to the U.S. dollar, the Company pays some of its expenses in Nigeria, The Gambia, and Kenya in Naira, Dalasi, and Shillings respectively. Therefore we are subject to foreign currency exchange risk on non-U.S. dollar denominated transactions on cash flows.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on the Promissory Note and the Convertible Subordinated Note. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2014, we had $7.1 million and $25.0 million principal and interest outstanding under the Promissory Note and the Convertible Subordinated Note, respectively.  Interest on the Promissory Note accrues at a rate per annum equal to 2% plus LIBOR and interest on the Convertible Subordinated Note accrues at a rate per annum equal to 5% plus the one-month LIBOR. The maturity date of the Promissory Note is July 15, 2014, subject to extension to July 15, 2015 in the event the Company is not successful in obtaining external financing arrangements by June 30, 2014, and the maturity date for the Convertible Subordinated Note is January 15, 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures required in this Item 1 are included in Note 11, Commitments and Contingencies, in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements and incorporated herein by reference.

Item 1A.  Risk Factors

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 14, 2014 for the fiscal year ended December 31, 2013.

Item 5. Other Information

The Second Closing of the Private Placement was completed on May 6, 2014.  Pursuant to the terms of the Share Purchase Agreement, PIC paid $135.0 million to the Company in exchange for 188,442,211 shares of the Company’s common stock.  On May 8, 2014, in accordance with the terms of the Transfer Agreement, the Company paid to Allied the additional $85.0 million in cash, and the additional $25.0 million was deemed to be advanced to Allied under the Convertible Subordinated Note.

The material terms of the Transfer Agreement and the Share Purchase Agreement were reported in Items 1.01, 2.03 and 3.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2013, and are incorporated herein by reference.  The descriptions of the Transfer Agreement and Share Purchase Agreement above are summaries only and are respectively qualified in their entirety by reference to the Transfer Agreement and the Share Purchase Agreement, copies of which were attached as Exhibits 2.1 and 10.1, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013, and are hereby incorporated herein by reference.

The material terms of the Convertible Subordinated Note were reported in Items 1.01, 2.03 and 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2014, and are incorporated herein by reference.  The description of the Convertible Subordinated Note above is a summary only and is qualified in its entirely by reference to the Convertible Subordinated Note, a copy of which was attached as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2014, and is hereby incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-SB filed on August 16, 2007).
3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 13, 2010).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2014).

3.4	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
4.1

Registration Rights Agreement, dated February 21, 2014, by and between the Company and Allied Energy Plc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2014).

4.2

Convertible Subordinated Promissory Note, dated February 21, 2014, by the Company in favor of Allied Energy Plc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 27, 2014).

4.3

Registration Rights Agreement, dated February 21, 2014, by and between the Company and the Public Investment Corporation (SOC) Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 27, 2014).

10.1

Assignment and Bill of Sale, dated February 21, 2014, by and among Allied Energy Plc, CAMAC International (Nigeria) Limited and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2014).

10.2

Right of First Refusal and Corporate Opportunities Agreement, dated February 21, 2014, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2014)

10.3

Contract for Bareboat Charterparty for FPSO Armada Perdana in the Oyo Field Development, dated February 17, 2014, by and between Armada Oyo Limited and CAMAC Petroleum Limited (as successor-in-interest to Oceanic Consultants Nigeria Limited).

10.4

Contract for Provision of Operational and Maintenance Services for FPSO Armada Perdana in the Oyo Field Development, dated February 17, 2014, by and between Bumi Armada (Singapore) Pte. Ltd. and CAMAC Petroleum Limited (as successor in interest to Oceanic).

10.5

Head International Daywork Drilling Contract – Offshore, dated as of February 20, 2014, by and between Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited (as successor-in-interest to Allied Energy Plc.).

10.6	Deed of Novation, dated March 25 2014, by and among Armada Oyo Limited, Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited.
10.7	Deed of Novation, dated March 25, 2014, by and among Bumi Armada (Singapore) Pte. Ltd., Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited.
10.8	Deed of Novation, dated March 28, 2014, by and among Allied Energy Plc, Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: May 9, 2014

/S/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)