Form 10-Q/A
period 2014-03-31
CAMAC Energy Inc.
filed 2014-07-18
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of CAMAC Energy Inc. (the “Company”) for the three months ended March 31, 2014 is being filed to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that was filed on May 9, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Information”; (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (iii) Item 4 of Part I, “Controls and Procedures”; and (iv) Item 6 of Part II, “Exhibits.”  We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and our unaudited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.  No other sections were affected or have been changed. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety the Original Form 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way, other than as required to reflect the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

This Form 10-Q/A, and the restated financial statements contained herein, is being filed because of errors discovered by management in the unaudited consolidated financial statements included in the Original Form 10-Q.  Further details of the errors and the impact on the unaudited financial statements set forth in the Original Form 10-Q are contained in “Note 3 – Restatement” in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q/A.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS	Restated	Restated
Current assets:
Cash and cash equivalents	$36,235	$163
Accounts receivable	4,154	1,112
Crude oil inventory	8,190	16,254
Prepaids and other current assets	7,031	856
Total current assets	55,610	18,385

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	432,954	435,035
Other property, plant and equipment, net	955	752
Total property, plant and equipment, net	433,909	435,787

Other assets	52	52

Total Assets	$489,571	$454,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,475	$31,668
Accrued expenses	10,999	7,446
Asset retirement obligations	12,751	12,479
Note payable - related party	92,147	6,496
Total current liabilities	151,372	58,089

Asset retirement obligations	8,291	8,122
Long-term note payable - related party	50,000	-
Other long-term liabilities	68	67

Total liabilities	209,731	66,278

Equity:
Preferred stock $0.001 par value - 50,000,000 shares authorized; zero issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock $0.001 par value - 2,500,000,000 shares authorized; 1,070,430,276 and 382,362,236 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1,070	382
Paid-in capital	642,520	736,456
Accumulated deficit	(363,750)	(348,892)
Total equity	279,840	387,946

Total liabilities and equity	$489,571	$454,224

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	Restated	Restated
Revenues:
Oil and gas revenue	$19,894	$22,006

Operating costs and expenses:
Production costs	22,897	22,113
Exploratory expenses	2,276	1,198
Depreciation, depletion and amortization	4,971	5,467
General and administrative expenses	4,433	3,712
Total operating costs and expenses	34,577	32,490

Operating loss	(14,683)	(10,484)

Other income (expense):
Interest expense	(185)	(4)
Other, net	10	-
Total other income (expense)	(175)	(4)

Loss before income taxes	(14,858)	(10,488)
Income tax expense	-	-

Net loss	$(14,858)	$(10,488)

Net (loss) income per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic	676,927	379,880
Diluted	676,927	379,880

See accompanying notes to unaudited consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

		Additional
		Paid-in	Accumulated	Total
	Common	Capital	Deficit	Equity
	Stock	(Restated)	(Restated)	(Restated)
At December 31, 2013	$382	$736,456	$(348,892)	$387,946
Common stock issued	688	134,728	-	135,416
Stock-based employee compensation	-	507	-	507
Net loss	-	-	(14,858)	(14,858)
Allied transaction	-	(220,000)	-	(220,000)
Adjustments to net assets of Allied	-	(9,171)	-	(9,171)
At March 31, 2014	$1,070	$642,520	$(363,750)	$279,840

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities	Restated	Restated
Net loss	$(14,858)	$(10,488)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	4,531	4,926
Asset retirement obligation accretion	440	541
Stock-based compensation	507	338
Other	-	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,042)	(348)
(Increase) decrease in inventories	7,437	1,033
(Increase) decrease in other current assets	(6,175)	39
Increase (decrease) in accounts payable and accrued liabilities	7,388	1,245
Net cash used in operating activities	(3,772)	(2,713)

Cash flows from investing activities
Capital expenditures	(2,050)	(352)
Acquisition - related party	(85,000)	-
Net cash used in investing activities	(87,050)	(352)

Cash flows from financing activities
Proceeds from issuance of common stock	135,000	-
Adjustments to the net assets of Allied	(9,171)	1,591
Proceeds from note payable - related party	650	-
Proceeds from exercise of stock options	415	-
Net cash provided by financing activities	126,894	1,591

Net increase (decrease) in cash and cash equivalents	36,072	(1,474)
Cash and cash equivalents at beginning of period	163	3,806
Cash and cash equivalents at end of period	$36,235	$2,332

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$8	$4

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

2. Basis of Presentation and Recently Issued Accounting Standards

The accompanying unaudited consolidated financial statements and related disclosures in this Amendment No. 1 on Form 10-Q/A have been restated.  For further discussion, see “Note 3 – Restatement”.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned direct and indirect subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature.  This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

3. Restatement

While preparing recast historical financial information of the Company to account for the Allied Transaction as a combination of businesses under common control and subsequent to the filing of the Original Form 10-Q, management discovered errors in the Company’s unaudited financial statements included in the Original Form 10-Q.  This recast historical financial information was being

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prepared in connection with the anticipated filing of a registration statement as required by the registration rights agreement between the Company and Allied.

In preparing this recast historical financial information, the Company discovered that it had miscalculated the crude oil inventory of the Allied Assets, misclassified the adjustments to the net assets of Allied on the cash flow statement and under accrued for certain production costs in connection with preparing the Original Form 10-Q.  The miscalculation resulted in an understatement of crude oil inventory as of December 31, 2013 and errors in the First Quarter 10-Q that were substantial enough to require a restatement of our unaudited financial statements included in the Original Form 10-Q.  Further, Allied informed the Company that it had received additional production cost information from third party vendors that required Allied to correct certain financial information previously provided to the Company with respect to the Allied Assets.

The effects of the restatement are as follows:

Consolidated Balance Sheets
(In thousands)

	As of March 31, 2014			As of December 31, 2013
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Crude oil inventory	$8,927	$(737)	$8,190	$6,787	$9,467	$16,254
Total current assets	$56,347	$(737)	$55,610	$8,918	$9,467	$18,385
Oil and gas properties (successful efforts method of accounting), net	$433,721	$(767)	$432,954	$436,471	$(1,436)	$435,035
Total property, plant and equipment, net	$434,676	$(767)	$433,909	$437,223	$(1,436)	$435,787
Total assets	$491,075	$(1,504)	$489,571	$446,193	$8,031	$454,224
Paid-in capital	$638,365	$4,155	$642,520	$732,985	$3,471	$736,456
Accumulated deficit	$(358,091)	$(5,659)	$(363,750)	$(353,452)	$4,560	$(348,892)
Total equity	$281,344	$(1,504)	$279,840	$379,915	$8,031	$387,946
Total liabilities and equity	$491,075	$(1,504)	$489,571	$446,193	$8,031	$454,224

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Production costs	$12,678	$10,219	$22,897	$19,658	$2,455	$22,113
Total operating costs and expenses	$24,358	$10,219	$34,577	$30,035	$2,455	$32,490
Operating loss	$(4,464)	$(10,219)	$(14,683)	$(8,029)	$(2,455)	$(10,484)
Loss before income taxes	$(4,639)	$(10,219)	$(14,858)	$(8,033)	$(2,455)	$(10,488)
Net loss	$(4,639)	$(10,219)	$(14,858)	$(8,033)	$(2,455)	$(10,488)
Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.03)

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(4,639)	$(10,219)	$(14,858)	$(8,033)	$(2,455)	$(10,488)
Adjustments to the net assets of Allied	$(9,855)	$9,855	$-	$1,591	$(1,591)	$-
(Increase) decrease in inventories	$(2,098)	$9,535	$7,437	$(1,422)	$2,455	$1,033
Net cash used in operating activities	$(12,943)	$9,171	$(3,772)	$(1,122)	$(1,591)	$(2,713)
Cash flows from financing activities:
Adjustments to the net assets of Allied	$-	$(9,171)	$(9,171)	$-	$1,591	$1,591
Net cash provided by financing activities	$136,065	$(9,171)	$126,894	$-	$1,591	$1,591

4. Acquisitions – Restated

In February 2014, the Company completed the Allied Transaction thereby acquiring the Allied Assets. Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash to Allied, issued 497,454,857 shares of the Company’s common stock to Allied and delivered a $50.0 million Convertible Subordinated Note (the “Convertible Subordinated Note”) to Allied under which $25.0 million was deemed advanced, with interest accruing per the terms of the Convertible Subordinated Note.

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

Following the Second Closing with the PIC, the Company was required to pay to Allied the additional $85.0 million in cash, and the additional $25.0 million Convertible Subordinated Note was deemed advanced with interest accruing per the terms of the Convertible Subordinated Note. As of the First Closing and pursuant to the terms of the Transfer Agreement, the Company was obligated for the full $50.0 million Convertible Subordinated Note and accordingly recorded this on the balance sheet at that time.

The contractual purchase consideration to be paid and the assets acquired and liabilities assumed are as follows (In thousands):

Cash consideration paid upon First Closing	$85,000
Cash consideration to be paid upon Second Closing	85,000
CAMAC common stock	-
Long-term convertible subordinated note payable - related party	50,000

Total purchase price	$220,000

Asset acquired and liabilities assumed:
Property, plant and equipment, net	248,736
Accounts payable	(25,429)
Asset retirement obligations	(20,890)
Net assets acquired	202,417

Consideration in excess of carrying value acquired	$17,583

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Allied Transaction is being accounted for as a transfer of entities under common control, whereby the net assets acquired are combined with the Company’s assets at their historical amounts.  Since the cash and debt consideration exceeds the carrying cost of the assets acquired, no value was assigned to the shares issued.

5. Property and Equipment – Restated

Property, plant and equipment is comprised of the following (In thousands):

	March 31,	December 31,
	2014	2013

Wells and production facilities	$28,874	$28,874
Proved properties	386,196	386,196
Warehouse inventory	25,429	25,429
Work in progress	62,955	61,205
Oilfield assets	503,454	501,704
Accumulated depletion	(78,740)	(74,909)
Oilfield assets, net	424,714	426,795
Unevaluated leaseholds	8,240	8,240
Oil and gas properties, net	432,954	435,035

Other property and equipment	1,866	1,590
Accumulated depreciation	(911)	(838)
Other property and equipment, net	955	752

Total property, plant and equipment, net	$433,909	$435,787

6. Suspended Exploratory Well Costs - Restated

In November 2013, the Company achieved both its primary and secondary drilling objectives for the Oyo-7 well. The primary drilling objective was to establish production from the existing Pliocene reservoir.  The secondary drilling objective confirmed the presence of hydrocarbons in the Miocene formation. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted by the logging while drilling (“LWD”) data. Management is making plans to further explore the Miocene formation.  As of March 31, 2014, the Company has capitalized $26.5 million for the costs related to the Miocene exploratory drilling activities.

7. Asset Retirement Obligations

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

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

Note Payable – Related Party

Promissory Note

In June 2011, CPL, a wholly owned subsidiary of the Company, executed a $25.0 million Promissory Note (the “Promissory Note”) in favor of Allied.  Interest accrues on the outstanding principal under the Promissory Note at a rate of the 30 day London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The Promissory Note is set to mature and become due July 2014.  In January 2014, Allied agreed to amend the Promissory Note and extend the maturity date to July 2015 in the event the Company is not successful in obtaining external financing by June 2014. The Company has guaranteed all of CPL’s obligations under the Promissory Note. As of March 31, 2014, $7.1 million was outstanding under the Promissory Note.

Allied Transaction

Included in the note payable – related party is $85.0 million due to Allied for the remaining cash consideration upon the Second Closing of the Private Placement with PIC.  See “Note 4 – Acquisitions - Restated”, for details relating to the Allied Transaction.

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

9. Share-Based Compensation

During the three months ended March 31, 2014, the Company issued 710,196 shares of common stock as a result of the vesting of restricted stock awards. During the three months ended March 31, 2014, the Company granted employees a total of  3,670,735 shares of restricted stock and options to purchase a total of 2,023,914 shares of common stock, with vesting periods from 24 months to 36 months.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings (Loss) Per Common Share

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

11. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, inventory, accounts payable, accrued expenses, other long-term liabilities and debt at floating interest rates approximate their fair values at March 31, 2014, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

12. Commitments and Contingencies

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

13. Related Party Transactions

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

As of March 31, 2014 and December 31, 2013, the Company had outstanding notes payable balances of $92.1 million and $6.5 million, respectively, owed to Allied. Included in the note payable balance at March 31, 2014 is an amount of $85.0 million due to Allied for the remaining cash consideration upon the Second Closing of the Private Placement with PIC and the remaining principal balance of the Promissory Note with Allied.  See “Note 4 – Acquisitions - Restated”, for details relating to the Allied Transaction, and “Note 8 – Debt”, for details relating to the Promissory Note.

As partial consideration in connection with the February 2014 closing of the Allied Acquisition, the Company issued a $50.0 million Convertible Subordinated Note in favor of Allied.  See “Note 8 – Debt”, for details relating to the Convertible Subordinated Note.

14. Segment Information - Restated

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

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment activity for the three months ended March 31, 2014 and 2013 are as follows (In thousands):

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Three months ended March 31,
2014
Revenues	$19,894	-	-	-	$19,894
Operating loss	$(7,906)	(1,992)	(268)	(4,517)	$(14,683)

2013
Revenues	$22,006	-	-	-	$22,006
Operating loss	$(5,543)	(654)	(236)	(4,051)	$(10,484)

Total assets by segment are as follows (In thousands):

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Total Assets
As of March 31, 2014	$449,189	1,549	2,045	36,788	$489,571
As of December 31, 2013	$449,857	1,484	2,025	858	$454,224

15.  Subsequent Events

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

In connection with preparing recasted historical financial information for the Company to account for the Allied Transaction as a combination of businesses under common control and subsequent to filing its original Form 10-Q for the period ended March 31, 2014 (as filed on May 9, 2014, the “Original Form 10-Q”), the Company identified certain errors in the financial information contained in the Original Form 10-Q.  As a result, previously reported financial information has been restated to reflect the correction of these errors.  For a further discussion of the impact of this restatement, see “Note 3 – Restatement” in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q/A.

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

Results of Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and the notes thereto contained in this report and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Operating Costs and Expenses

Production costs for the three months ended March 31, 2014 were $22.9 million, as compared to $22.1 million for the three months ended March 31, 2013.

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

The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. In the three months ended March 31, 2014 and 2013, there were no separate identifiable remeasurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations.  Therefore, HEPS for the three months ended March 31, 2014 and 2013, were $(0.02) and $(0.03), respectively.

Liquidity and Capital Resources

As of March 31, 2014, the Company had current asset and current liability balances of $55.6 million and $151.4 million, respectively, resulting in a net working capital deficit of $95.8 million.  Included in the current liability balance of $151.4 million, was approximately $118.0 million owed to Allied, a related party.

During the three months ended March 31, 2014, net cash used in operating activities was $3.8 million as compared to $2.7 million for the three months ended March 31, 2013. The net increase in cash used in operating activities of $1.1 million was primarily due to $4.4 million higher net loss, partially offset by $3.6 million positive variance in changes in operating assets and liabilities.

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

During the three months ended March 31, 2014, net cash provided by financing activities was $126.9 million as compared to $1.6 million for the three months ended March 31, 2013.  The net increase in cash provided by financing activities was primarily due to the $135.0 million investment from the PIC, $0.4 million for the issuance of stock pursuant to employee stock option exercises and $0.7 million additional borrowings under the Promissory Note, partially offset by a $9.2 million adjustment to the net assets of Allied in connection with the Allied Transaction.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this report.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Limited operating history, operating revenue or earnings history.
•	Ability to raise capital to fund our business plan, including developing the Oyo Field and other oil and gas licenses we may participate in, on terms and conditions acceptable to the Company.
•	Ability to develop oil and gas reserves.
•	Dependence on key personnel, technical services and contractor support.
•	Fluctuation in quarterly operating results.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	Competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.

•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks and changing economic conditions.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Restatement

In connection with preparing recasted historical financial information for the Company to account for the Allied Transaction as a combination of businesses under common control and subsequent to filing the Original Form 10-Q, the Company discovered it had miscalculated the crude oil inventory of its Allied Assets, misclassified the adjustments to the net assets of Allied on the cash flow statement and under accrued for certain production costs in connection with preparing the Original Form 10-Q. As a result of these matters, the unaudited financial statements contained in the Original Form 10-Q contained errors that required a restatement.  For a further discussion of these errors and their impact on our Unaudited Consolidated Financial Statements contained in the Original Form 10-Q, see “Note 3 – Restatement” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q/A.

Description of Material Weakness at March 31, 2014

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the restatement described above, management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2014, there was a material weakness in our internal control over financial reporting with respect to complex, non-recurring transactions. Management is actively engaged in developing a remediation plan to address this material weakness and will provide an update as to the Company’s implementation of remediation measures on a subsequent Quarterly Report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014 in connection with the Company’s filing of the Original Form 10-Q on May 9, 2014.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

However, as described above, it has recently been determined that a material weakness existed in the Company’s internal control over financial reporting with respect to complex, non-recurring transactions.  Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

Subject to the foregoing description of the material weakness in internal control over financial reporting and our efforts to remediate such material weakness, there have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures required in this Item 1 are included in “Note 12 - Commitments and Contingencies”, in the unaudited consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements and incorporated herein by reference.

Item 1A.  Risk Factors

The risk factor below is an addition to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 14, 2014 for the fiscal year ended December 31, 2013.

A material weakness in our internal control over financial reporting with respect to complex, non-recurring transactions could, if not remediated, result in a misstatement of the annual or interim financial statements.

We are required to maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles.  It has been determined that we had a material weakness as of March 31, 2014 relating to our internal controls over complex, non-recurring transactions, and management is actively engaged in developing a remediation plan to address this material weakness.  If we are unsuccessful in remediating this material weakness, it could result in a misstatement of our future annual or interim financial statements in the event of future complex transactions.

Item 5. Other Information

The Second Closing of the Private Placement was completed on May 6, 2014.  Pursuant to the terms of the Share Purchase Agreement, PIC paid $135.0 million to the Company in exchange for 188,442,211 shares of the Company’s common stock.  On May 8, 2014, in accordance with the terms of the Transfer Agreement, the Company paid to Allied the additional $85.0 million in cash, and the additional $25.0 million was deemed advanced to Allied under the Convertible Subordinated Note.

The material terms of the Transfer Agreement and the Share Purchase Agreement were reported in Items 1.01, 2.03 and 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013, and are incorporated herein by reference.  The descriptions of the Transfer Agreement and Share Purchase Agreement above are summaries only and are respectively qualified in their entirety by reference to the Transfer Agreement and the Share Purchase Agreement, copies of which were attached as Exhibits 2.1 and 10.1, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013, and are hereby incorporated herein by reference.

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

10.2

Right of First Refusal and Corporate Opportunities Agreement, dated February 21, 2014, by and among the Company, CAMAC Energy Holdings Limited, CAMAC International (Nigeria) Limited and Allied Energy Plc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2014)

10.3

Contract for Bareboat Charterparty for FPSO Armada Perdana in the Oyo Field Development, dated February 17, 2014, by and between Armada Oyo Limited and CAMAC Petroleum Limited (as successor-in-interest to Oceanic Consultants Nigeria Limited) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 9, 2014).

10.4

Contract for Provision of Operational and Maintenance Services for FPSO Armada Perdana in the Oyo Field Development, dated February 17, 2014, by and between Bumi Armada (Singapore) Pte. Ltd. and CAMAC Petroleum Limited (as successor in interest to Oceanic) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on May 9, 2014).

10.5

Head International Daywork Drilling Contract – Offshore, dated as of February 20, 2014, by and between Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited (as successor-in-interest to Allied Energy Plc.) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on May 9, 2014).

10.6

Deed of Novation, dated March 25 2014, by and among Armada Oyo Limited, Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed on May 9, 2014).

10.7

Deed of Novation, dated March 25, 2014, by and among Bumi Armada (Singapore) Pte. Ltd., Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on May 9, 2014).

10.8

Deed of Novation, dated March 28, 2014, by and among Allied Energy Plc, Oceanic Consultants Nigeria Limited and CAMAC Petroleum Limited (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-Q filed on May 9, 2014).

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: July 18, 2014

/s/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)