Form 10-Q
period 2014-06-30
CAMAC Energy Inc.
filed 2014-08-11
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 5, 2014, there were 1,261,550,807 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$39,742	$163
Accounts receivable	144	1,112
Crude oil inventory	14,379	16,254
Prepaids and other current assets	11,435	856
Total current assets	65,700	18,385

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	462,171	435,035
Other property, plant and equipment, net	1,100	752
Total property, plant and equipment, net	463,271	435,787

Other assets	46	52

Total Assets	$529,017	$454,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,938	$31,668
Accrued expenses	20,325	7,446
Asset retirement obligations	13,029	12,479
Notes payable - related party	-	6,496
Total current liabilities	64,292	58,089

Asset retirement obligations	8,462	8,122
Long-term notes payable - related party	57,146	-
Other long-term liabilities	71	67

Total liabilities	129,971	66,278

Equity:
Preferred stock $0.001 par value - 50,000,000 shares authorized; zero issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock $0.001 par value - 2,500,000,000 shares authorized; 1,261,550,807 and 382,362,236 shares outstanding as of June 30, 2014 and December 31, 2013	1,262	382
Paid-in capital	773,464	736,456
Accumulated deficit	(375,680)	(348,892)
Total equity	399,046	387,946

Total liabilities and equity	$529,017	$454,224

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Oil and gas revenue	$14,940	$20,007	$34,834	$42,013

Operating costs and expenses:
Production costs	15,459	21,489	38,356	43,602
Exploratory expenses	427	1,899	2,703	3,097
Depreciation, depletion and amortization	5,985	5,142	10,956	10,609
General and administrative expenses	4,340	3,401	8,773	7,113
Total operating costs and expenses	26,211	31,931	60,788	64,421

Operating loss	(11,271)	(11,924)	(25,954)	(22,408)

Other income (expense):
Interest expense	(681)	(6)	(866)	(10)
Other, net	22	-	32	-
Total other income (expense)	(659)	(6)	(834)	(10)

Loss before income taxes	(11,930)	(11,930)	(26,788)	(22,418)
Income tax expense	-	-	-	-

Net loss	$(11,930)	$(11,930)	$(26,788)	$(22,418)

Net loss per common share:
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Weighted average common shares outstanding:
Basic	1,188,214	380,196	932,571	380,287
Diluted	1,188,214	380,196	932,571	380,287

See accompanying notes to unaudited consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

		Additional
	Common	Paid-in	Accumulated	Total
	Stock	Capital	Deficit	Equity
At December 31, 2013	$382	$736,456	$(348,892)	$387,946
Common stock issued	880	269,535	-	270,415
Stock-based employee compensation	-	1,394	-	1,394
Net loss	-	-	(26,788)	(26,788)
Allied transaction	-	(220,000)	-	(220,000)
Allied Transaction adjustments	-	(13,921)	-	(13,921)
At June 30, 2014	$1,262	$773,464	$(375,680)	$399,046

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(26,788)	$(22,418)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	10,066	9,515
Asset retirement obligation accretion	890	1,094
Stock-based compensation	1,394	889
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,161)	708
(Increase) decrease in inventories	4,144	1,484
(Increase) decrease in other current assets	(10,579)	77
Increase (decrease) in accounts payable and accrued liabilities	8,648	2,649
Net cash used in operating activities	(25,386)	(6,002)

Cash flows from investing activities
Capital expenditures	(22,179)	(490)
Allied transaction	(170,000)	-
Net cash used in investing activities	(192,179)	(490)

Cash flows from financing activities
Proceeds from issuance of common stock	270,000	-
Proceeds from exercise of stock options	415	-
Proceeds from note payable - related party	650	-
Allied Transaction adjustments	(13,921)	4,671
Net cash provided by financing activities	257,144	4,671

Net increase (decrease) in cash and cash equivalents	39,579	(1,821)
Cash and cash equivalents at beginning of period	163	3,806
Cash and cash equivalents at end of period	$39,742	$1,985

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$8	$9
Supplemental disclosure of non-cash investing and financing activities:
Related party accounts payable capital expenditures, offset with related party accounts receivable	$14,129	$-

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

CAMAC Energy, Inc. (NYSE MKT: CAK, JSE: CME) is an independent oil and gas exploration and production company focused on energy resources in Africa. The Company’s asset portfolio consists of nine licenses across four countries covering an area of approximately 43,000 square kilometers (approximately 10 million acres) including current production and other prospects offshore Nigeria, as well as exploration licenses offshore Ghana and The Gambia, and both offshore and onshore Kenya.

CAMAC Energy Inc. is headquartered in Houston, Texas, and has additional offices in Lagos, Nigeria; Nairobi, Kenya; and Banjul, The Gambia.

The Company’s operating subsidiaries include CAMAC Energy Ltd., CAMAC Petroleum Limited (“CPL”), CAMAC Energy International Ltd., CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A2 Ltd. and CAMAC Energy Gambia A5 Ltd. The terms “we,” “us,” “our,” “the Company,” and “our Company” refer to CAMAC Energy Inc. and its subsidiaries and affiliates.

The Company’s related parties include CAMAC Energy Holdings Limited (“CEHL”), CAMAC International Nigeria Limited, CAMAC International Limited, Oceanic Consultants (“Oceanic”), and Allied Energy Plc (“Allied”).

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

In February 2014, the Company completed the acquisition of the remaining economic interests that it did not already own in the Production Sharing Contract (“PSC”) covering Oil Mining Leases 120 and 121 (“OMLs 120 and 121”) offshore Nigeria, which include the currently producing Oyo Field (the “Allied Assets”), from Allied (the “Allied Transaction”). Allied is a subsidiary of CEHL, the Company’s majority shareholder, and deemed to be under common control (transactions between subsidiaries of the same parent). Accordingly, the net assets acquired from Allied were recorded at their respective carrying values as of the acquisition date. The financial statements presented for all periods included herein are presented as though the transfer of the Allied assets had occurred at the beginning of the first period presented.

In June 2014, the Company’s management concluded that the Company’s unaudited financial statements included in its quarterly report on Form 10-Q for the first quarter of 2014 contained errors.  These errors were identified in the course of preparing recast historical financial information of the Company to account for the February 2014 acquisition of economic interests in OML 120/121 from Allied as a combination of businesses under common control.  In July 2014, the Company restated its previously filed interim financial statements for the first quarter of 2014.  The revised financial statements for the quarter ended March 31, 2014 include adjustments to reflect (i) an increase in crude oil inventory as of December 31, 2013 and a corresponding increase in production costs for the first quarter of 2014, (ii) an increase in operating costs due to the receipt of additional third-party vendor cost information from Allied and (iii) a reclassification of the adjustments to the net assets of Allied on the unaudited consolidated statement of cash flows.  For further information about the restatement, see our Quarterly Report on Form 10-Q/A for the period ended March 31, 2014, filed with the SEC on July 18, 2014.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements. Under the updated guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization´s operations and financial results. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers.  The objective of the guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The updated standard is effective for interim and annual periods beginning after December 15, 2016.  We will adopt this standards update, as required, beginning with the first quarter of 2017.  The Company is in the process of evaluating the impact, if any, of this guidance on its consolidated financial statements.

In June 2014, the FASB issued updated guidance around share-based compensation.  The guidance was issued to clarify the accounting treatment for performance based stock awards.  The update states that companies should not record compensation expense related to an award for which transfer to the employee is contingent on the company’s satisfaction of a performance target until it becomes probable that the performance target will be met.  The update does not contain any new disclosure requirements and is effective for interim and annual periods beginning after December 15, 2015.  We will adopt this standards update, as required, beginning with the first quarter of 2016.  The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.

3. Acquisitions

In February 2014, the Company completed the Allied Transaction thereby acquiring the Allied Assets. Pursuant to the terms of the Transfer Agreement among the Company, Allied and the other parties thereto, (“Transfer Agreement”), the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash, issued 497,454,857 shares of the Company’s common stock and delivered a $50.0 million Convertible Subordinated Note (the “Convertible Subordinated Note”) of which $25.0 million was deemed advanced, with interest accruing per the terms of the Convertible Subordinated Note.

To fund the cash portion of the Allied Transaction and a portion of the anticipated capital expenditures for development of the Oyo Field, the Company also entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the Public Investment Corporation (SOC) Limited, a state-owned company incorporated in the Republic of South Africa (“PIC”), for an aggregate cash investment of $270.0 million through a private placement of 376,884,422 shares of common stock (the “Private Placement”). The Share Purchase Agreement provided that the Private Placement would be completed in two installments. The first installment of $135.0 million (the “First Closing”) in exchange for 188,442,211 shares of the Company’s common stock was completed at the closing of the Allied Transaction. The second installment (the “Second Closing”) of $135.0 million in exchange for 188,442,211 shares of the Company’s common stock was completed in May 2014.

Following the Second Closing with the PIC, the Company paid to Allied the additional $85.0 million in cash due under the Transfer Agreement, and the remaining $25.0 million Convertible Subordinated Note was deemed advanced with interest accruing per the terms of the Convertible Subordinated Note.

The contractual purchase consideration paid and the assets acquired and liabilities assumed are as follows (In thousands):

Cash consideration paid upon First Closing	$85,000
Cash consideration paid upon Second Closing	85,000
CAMAC Energy Inc. common stock	-
Long-term convertible subordinated note payable - related party	50,000

Total purchase price	$220,000

Asset acquired and liabilities assumed:
Property, plant and equipment, net	$248,736
Accounts payable	(25,429)
Asset retirement obligations	(20,890)
Net assets acquired	202,417

Consideration in excess of carrying value acquired	$17,583

The Allied Transaction is being accounted for as a transfer of entities under common control, whereby the net assets acquired are combined with the Company’s assets at their historical amounts.  Since the cash and debt consideration exceeds the carrying cost of the assets acquired, no value was assigned to the shares issued.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following (In thousands):

	June 30,	December 31,
	2014	2013

Wells and production facilities	$28,874	$28,874
Proved properties	386,196	386,196
Work in progress and other	125,912	86,634
Oilfield assets	540,982	501,704
Accumulated depletion	(87,051)	(74,909)
Oilfield assets, net	453,931	426,795
Unevaluated leaseholds	8,240	8,240
Oil and gas properties, net	462,171	435,035

Other property and equipment	2,131	1,590
Accumulated depreciation	(1,031)	(838)
Other property and equipment, net	1,100	752

Total property, plant and equipment, net	$463,271	$435,787

5. Suspended Exploratory Well Costs

In November 2013, the Company achieved both its primary and secondary drilling objectives for the Oyo-7 well. The primary drilling objective was to establish production from the existing Pliocene reservoir.  The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted by the logging-while-drilling (“LWD”) data. Management is making plans to further explore the Miocene formation in future wells.  The Company’s suspended exploratory wells costs were $26.5 million at June 30, 2014 and December 31, 2013, respectively, for the costs related to the Miocene exploratory drilling activities.

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

The following summarizes changes in the Company’s asset retirement obligations during the period (In thousands):

2014

Carrying amount at January 1	$20,601
Accretion expense	890
Carrying amount at June 30	$21,491

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

7. Debt

As of June 30, 2014, Long-term notes payable – related party consists of $7.1 million outstanding under the Promissory Note owed to Allied and a $50.0 million Convertible Subordinated Note issued in connection with the Allied Transaction.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

The Company has a $25.0 million borrowing facility under a Promissory Note (the “Promissory Note”) with Allied.  Interest accrues on the outstanding principal under the Promissory Note at a rate of the 30-day London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The obligations under the Promissory Note have been guaranteed by the Company.  In August 2014, the Promissory Note was amended to extend the maturity date by one year to July 2015, and to allow for the entire $25.0 million facility amount to be utilized for general corporate purposes.

Convertible Subordinated Note

As partial consideration in connection with the February 2014 closing of the Allied Transaction, the Company issued a $50.0 million Convertible Subordinated Note in favor of Allied. The principal of the Convertible Subordinated Note was deemed advanced in two equal $25.0 million tranches at each of the First Closing and the Second Closing of the Private Placement. Interest on the Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the Convertible Subordinated Note five years from the closing of the Allied Transaction. At the election of the holder, the Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $0.7164 per share, subject to customary anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option, prepay the note in whole or in part, at any time, without premium or penalty. The note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company.

8. Share-Based Compensation

During the six months ended June 30, 2014, the Company issued 1,439,707 shares of common stock as a result of the exercise of options.

During the six months ended June 30, 2014, the Company granted employees a total of 3,914,215 shares of restricted stock, and options to purchase a total of 2,267,394 shares of common stock, with vesting periods from 24 months to 36 months.

The Company also grants shares of restricted stock to non-employee Directors.  The Company granted 1,000,002 shares of restricted stock to non-employee Directors in May 2014, which vest after a one- year period.

9. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2014 and 2013 were as follows (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic	1,188,214	380,196	932,571	380,287
Diluted	1,188,214	380,196	932,571	380,287

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of stock options and restricted stock awards that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position for the three and six months ended June 30, 2014 and 2013 were as follows (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock options	7,135	-	7,296	-
Nonvested restricted stock awards	6,457	1,877	5,862	1,570
	13,592	1,877	13,158	1,570

10. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, inventory, accounts payable, accrued expenses, other long-term liabilities and debt at floating interest rates approximate their fair values at June 30, 2014, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

11. Commitments and Contingencies

Commitments

In January 2014, a long-term drilling contract was signed for the drillship Energy Searcher. The rig arrived at the Oyo Field offshore Nigeria in June 2014 and has commenced the Oyo Field development campaign.  The agreement covers an initial term of one year, with an option to extend the contract for an additional one year. The minimum commitment pursuant to the initial term of the agreement is approximately $86.0 million.

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana, which is the vessel currently connected to the Company’s producing wells Oyo-5 and Oyo-6 in OML 120. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels.  The annual minimum commitment per the terms of the agreement is approximately $35.0 million in the first year and approximately $48.0 million thereafter.

The Company also has commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”) and two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), in each case entered into by the Company through a wholly owned subsidiary. To maintain compliance and ownership, the Company is required to fulfill minimum work obligations and to make certain payments as stated in each of the Kenya PSCs and The Gambia Licenses.

Legal Proceedings

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of June 30, 2014, and through the filing date of this report, we believe the ultimate resolution of such actions or potential actions of which we are currently aware will not have a material effect on our consolidated financial position or our results of operations.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table summarizes related party transactions for the respective periods (In thousands):

	June 30,	December 31,
	2014	2013

Accounts receivable	$-	$1,026
Other current assets	$624	$624
Accounts payable and accrued expenses	$15,520	$25,721
Promissory Note	$7,146	$6,496
Convertible Subordinated Note	$50,000	$-

The Company was owed $1.0 million as of December 31, 2013, for billings under the Technical Services Agreement (“TSA”) signed with Allied in January 2013. Under the TSA, the Company agreed to provide certain services related to the Oyo Field within OML 120, in exchange for payments from Allied of $150,000 per month with effect from September 2012.  The TSA was terminated as of the closing of the Allied Acquisition in February 2014 pursuant to the Transfer Agreement.

The Company was owed $0.6 million as of June 30, 2014 and December 31, 2013, respectively, as a result of an estimated overpayment made for royalty and petroleum profit taxes in Nigeria under the PSC.

As of June 30, 2014 and December 31, 2013, the Company owed $15.5 million and $25.7 million, respectively, to Allied as reimbursement for costs incurred related to the drilling of development wells in Oyo Field, as well as other costs incurred to support the operations.

As of June 30, 2014 and December 31, 2013, the Company had total outstanding notes payable balances of $57.1 million and $6.5 million, respectively, owed to Allied.  See “Note 7 – Debt”, for details relating to the notes payable transactions.

13. Segment Information

The Company’s current operations are based in Nigeria, Kenya and The Gambia. Management reviews and evaluates the operations of each geographic segment separately. Segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues and expenditures are recognized at the relevant geographical location. The Company evaluates each segment based on operating income (loss).

Segment activity for the three and six months ended June 30, 2014 and 2013 are as follows (In thousands):

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Three months ended June 30,
2014
Revenues	$14,940	-	-	-	$14,940
Operating loss	$(6,404)	(83)	(374)	(4,410)	$(11,271)

2013
Revenues	$20,007	-	-	-	$20,007
Operating loss	$(6,679)	(1,011)	(200)	(4,034)	$(11,924)

Six months ended June 30,
2014
Revenues	$34,834	-	-	-	$34,834
Operating loss	$(14,309)	(2,075)	(642)	(8,928)	$(25,954)

2013
Revenues	$42,013	-	-	-	$42,013
Operating loss	$(12,222)	(1,665)	(436)	(8,085)	$(22,408)

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total assets by segment are as follows (In thousands):

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Total Assets
As of June 30, 2014	$485,944	1,717	2,656	38,700	$529,017
As of December 31, 2013	$449,857	1,484	2,025	858	$454,224

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

CAMAC Energy Inc. is an independent oil and gas exploration and production company focused on energy resources in Africa. Our strategy is to acquire and develop high-potential exploration and production assets in Africa through strategic partnerships with national oil companies, indigenous local partners and other independent oil companies. Our shares are traded on the New York Stock Exchange under the symbol “CAK” and on the Johannesburg Stock Exchange (“JSE”) under the symbol “CME”.

The Company’s asset portfolio consists of nine licenses across four countries covering an area of approximately 43,000 square kilometers (approximately 10 million acres), including current production and other projects offshore Nigeria, as well as exploration licenses offshore Ghana and The Gambia, and both offshore and onshore Kenya.

The Company’s operating subsidiaries include CAMAC Energy Ltd.,  CAMAC Petroleum Limited, CAMAC Energy International Ltd., CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A2 Ltd. and CAMAC Energy Gambia A5 Ltd. and the Company’s related parties include CAMAC Energy Holdings Limited, CAMAC International Nigeria Limited, CAMAC International Limited, Oceanic Consultants (“Oceanic”), and Allied Energy Plc (“Allied”). The terms “we,” “us,” “our,” “Company,” and “our Company” refer to CAMAC Energy Inc. and its subsidiaries and affiliates.

In February 2014, the Company completed the acquisition of the remaining economic interests that it did not already own in the Production Sharing Contract (“PSC”) covering Oil Mining Leases 120 and 121 (“OMLs 120 and 121”) offshore Nigeria, which include the currently producing Oyo Field (the “Allied Assets”), from Allied (the “Allied Transaction”). Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash, issued 497,454,857 shares of the Company’s common stock and delivered a $50.0 million Convertible Subordinated Note (the “Convertible Subordinated Note”), of which $25.0 million was deemed advanced, with interest accruing per the terms of the Convertible Subordinated Note.

To fund the cash portion of the Allied Transaction and a portion of the anticipated capital expenditures for development of the Oyo Field, the Company also entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the Public Investment Corporation (SOC) Limited, a state-owned company incorporated in the Republic of South Africa (“PIC”), for an aggregate cash investment of $270.0 million through a private placement of 376,884,422 shares of common stock (the “Private Placement”). The Share Purchase Agreement provided that the Private Placement would be completed in two installments. The first installment of $135.0 million (the “First Closing”) in exchange for 188,442,211 shares of the Company’s common stock was completed at the closing of the Allied Transaction in February 2014. The second installment (the “Second Closing”) of $135.0 million in exchange for 188,442,211 shares of the Company’s common stock was completed in May 2014.

Following the Second Closing with the PIC, the Company paid to Allied the additional $85.0 million in cash due under the Transfer Agreement, and the remaining $25.0 million Convertible Subordinated Note was deemed advanced, with interest accruing per the terms of the Convertible Subordinated Note.

Nigeria

The Company currently owns 100% of the economic interests under the PSC and related assets, contracts and rights pertaining to OMLs 120 and 121 including the currently producing Oyo Field located in deepwater offshore Nigeria.

From September 2013 to November 2013, the first phase of drilling operations was conducted on the Oyo-7 well. Based on logging-while-drilling (“LWD”) data, the well encountered gross oil pay of 133 feet (net oil pay of 115 feet) and gross gas pay of 103 feet (net gas pay of 93 feet) in the gas cap from the currently producing Pliocene reservoir, with excellent reservoir quality.  As a secondary objective, the Oyo-7 well confirmed the presence of hydrocarbons in the deeper Miocene formation. This marked the first time a well had been successfully drilled into the Miocene formation on OML 120. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted from the LWD data. The Oyo-7 well has been temporarily plugged and suspended but is expected to be re-entered and completed horizontally in the Pliocene reservoir as an oil producer in late 2014.

In January 2014, a long-term drilling contract was signed for the drillship Energy Searcher. The rig arrived on location in the Oyo Field on OML 120 in June 2014 and commenced drilling the Oyo-8 well. The drilling agreement is for an initial term of one year, with an option to extend the contract for an additional one year. The minimum commitment pursuant to the initial term of the agreement is approximately $86.0 million.

In August 2014, the Oyo-8 well was drilled to a total depth of 6,059 feet, and successfully encountered four new oil and gas reservoirs with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling.  The well will be completed horizontally as a producing well in the Pliocene formation of the Oyo Field.

Current plans are to shut-in the currently producing Oyo-5 and Oyo-6 wells and recover their subsea equipment, which will be used to complete the Oyo-7 and Oyo-8 wells.

In addition to the development wells in the Oyo Field offshore Nigeria, the Company has identified ten exploration prospects and twelve leads in OMLs 120 and 121, and is in the process of maturing several prospects to drill-ready status, each containing substantial prospective resources. The Company currently plans to commence exploration well drilling in 2015.

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana, which is the vessel currently connected to the Company’s producing wells Oyo-5 and Oyo-6. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels. The annual minimum commitment per the terms of the agreement is approximately $35.0 million in the first year and approximately $48.0 million thereafter.

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

The Kenya PSCs for onshore blocks L1B and L16 each provide for an initial exploration period, now extended through June 2015, with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company was required to conduct, for each block, a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey was completed in April 2013. In December 2013, the Company initiated an Environmental and Social Impact Assessment (“ESIA”) study which was successfully completed in March 2014, and the reports were submitted for approval to the Kenya National Environment Management Authority in order to obtain the license to carry out the required additional 2D seismic survey in the two blocks. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the acquisition of 3D seismic data and the drilling of one exploratory well on each block during each such additional period.

The Kenya PSCs for offshore blocks L27 and L28 each provide for an initial exploration period of three years, through August 2015, with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company is required to conduct, for each block, a regional geological and geophysical study, acquire 2D seismic data and acquire, process and interpret 3D seismic data. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploratory well on each block, during each such additional period. The Company participated in a multi-client combined gravity / magnetic and 2D seismic survey covering blocks L27 and L28.  The survey was successfully completed in March 2014.  The 2D seismic data is currently being processed. Further, in March 2014 the Company started the regional geophysical study for these two blocks.

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

The Gambia Licenses provide for an initial exploration period of four years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, on each block, a regional geological study, acquire, process and interpret seismic data, drill one exploration well and evaluate drilling results, with the first two work obligations (regional geological study and 3D seismic data acquisition and processing) due prior to the end of the second year. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each block.

In addition to the minimum work obligations, The Gambia Licenses require annual surface rental payments, training and resources, and community development fees.

Ghana

In April 2014, the Company signed a Petroleum Agreement relating to the Expanded Shallow Water Tano block in Ghana.  The Company has been named technical operator and will hold an indirect 30% participating interest in the block.  The block contains three discovered fields, and the work program requires the partners to determine, within nine months of the effective date, the economic viability of developing the discovered fields. In collaboration with its joint venture partners, the Company is working on plans to conduct basin modeling and field studies.

Results of Operations

The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and the notes thereto contained in this report, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

As stated above, the Company completed the Allied Transaction in February 2014. Allied is a subsidiary of CEHL, the Company’s majority shareholder and deemed to be under common control (transactions between subsidiaries of the same parent). Accordingly, the net assets acquired from Allied were recorded at their respective carrying values as of the acquisition date. The results of operations presented for all periods included herein are reflected as though the transfer of the Allied assets had occurred at the beginning of the first period presented.

Three months ended June 30, 2014, compared to the three months ended June 30, 2013

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the three months ended June 30, 2014 were $14.9 million, as compared to $20.0 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, the Company sold approximately 135,000 net barrels of oil at an average price of $110.40/Bbl. In the three months ended June 30, 2013, the Company sold approximately 194,000 net barrels of oil at an average price of $103.12/Bbl.

During the three months ended June 30, 2014, the average net daily production from the Oyo Field was approximately 1,600 barrels of oil per day (“BOPD”), as compared to approximately 2,000 BOPD for the three months ended June 30, 2013.

Operating Costs and Expenses

Production costs for the three months ended June 30, 2014 were $15.5 million, as compared to $21.5 million for the three months ended June 30, 2013.  The reduction in production costs is primarily due to lower contractual operating day rates for the FPSO vessel.

During the three months ended June 30, 2014, the Company incurred $0.4 million of exploration expenses, primarily spent in The Gambia.  During the three months ended June 30, 2013, the Company incurred $1.9 million of exploration expenses, including $0.9 million spent at the corporate level for exploration activities, $0.8 million in Kenya, and $0.2 million in The Gambia.

Depreciation, depletion and amortization (“DD&A”) expenses for the three months ended June 30, 2014 were $6.0 million, as compared to $5.1 million for the three months ended June 30, 2013. In the three months ended June 30, 2014, DD&A expenses increased as compared to the three months ended June 30, 2013, primarily due to higher average depletion rates, partially offset by lower sales volumes for the current period.  The average depletion rate for the three months ended June 30, 2014 was $44.23/Bbl., as compared to $26.53/Bbl for the three months ended June 30, 2013.

General and administrative expenses for the three months ended June 30, 2014 were $4.3 million, as compared to $3.4 million for the three months ended June 30, 2013. The increase in general and administrative expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to increased corporate overhead costs to support the development of the Oyo Field offshore Nigeria and the Company’s expanding exploration activities. The Company incurred non-cash stock-based compensation expenses of $0.9 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively.

Other Income (Expense)

Other expense for the three months ended June 30, 2014 was $0.7 million, primarily for interest expense on the related party notes payable. Other expense was approximately $6,000 for the three months ended June 30, 2013.

Income Taxes

Income taxes were nil for the three months ended June 30, 2014 and 2013.

Six months ended June 30, 2014, compared to the Six months ended June 30, 2013

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the six months ended June 30, 2014 were $34.8 million, as compared to $42.0 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, the Company sold approximately 317,000 net barrels of oil at an average price of $109.66/Bbl. In the six months ended, June 30, 2013, the Company sold approximately 397,000 net barrels of oil at an average price of $105.80/Bbl.

During the six months ended June 30, 2014, the average net daily production from the Oyo Field was approximately 1,600 BOPD, as compared to approximately 2,000 BOPD for the six months ended June 30, 2013.

Operating Costs and Expenses

Production costs for the six months ended June 30, 2014 were $38.4 million, as compared to $43.6 million for the six months ended June 30, 2013. The lower production costs in the six months ended June 30, 2014 compared to the same period in 2013 is primarily due to lower contractual operating day rates for the FPSO.

During the six months ended June 30, 2014, the Company incurred $2.7 million of exploration expenses, including $2.1 million spent in Kenya, and $0.6 million spent in The Gambia for seismic acquisition activities.  During the six months ended June 30, 2013, the Company incurred $3.1 million of exploration expenses, including $1.4 million spent at the corporate level for exploration activities, $1.4 million in Kenya, and $0.3 million in The Gambia.

Depreciation, depletion and amortization (“DD&A”) expenses for the six months ended June 30, 2014 were $11.0 million, as compared to $10.6 million for the six months ended June 30, 2013. In the six months ended June 30, 2014, DD&A expenses increased as compared to the six months ended June 30, 2013 primarily due to higher average depletion rates, partially offset by lower sales volumes for the current period.  The average depletion rate for the six months ended June 30, 2014 was $34.49/Bbl., as compared to $26.73/Bbl for the six months ended June 30, 2013.

General and administrative expenses for the six months ended June 30, 2014 were $8.8 million, as compared to $7.1 million for the six months ended June 30, 2013. The increase in general and administrative expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to increased corporate overhead costs to support the development of the Oyo field offshore Nigeria and the Company’s expanding exploration activities. The Company incurred non-cash stock-based compensation expenses of $1.4 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

Other Income (Expense)

Other expense for the six months ended June 30, 2014 was $0.8 million, primarily for interest expense on the related party notes payable.  Other expense was approximately $10,000 for the six months ended June 30, 2013.

Income Taxes

Income taxes were nil for the six months ended June 30, 2014 and 2013.

Headline Earnings

In addition to the Company’s primary listing on the New York Stock Exchange, the Company’s common stock also began trading on the JSE on February 24, 2014.  The Company is required to publish certain documents filed with the SEC with the JSE.  The JSE requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.

As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes certain separately identifiable remeasurements, net of related tax, and related non-controlling interest.

The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. In the three and six months ended June 30, 2014 and 2013, there were no separate identifiable remeasurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations.  Therefore, HEPS for the three months ended June 30, 2014 and 2013, were $(0.01) and $(0.03), respectively, and for the six months ended June 30, 2014 and 2013 were $(0.03) and $(0.06), respectively.

Liquidity and Capital Resources

As of June 30, 2014, the Company had current asset and current liability balances of $65.7 million and $64.3 million, respectively, resulting in a net positive working capital of $1.4 million.

During the six months ended June 30, 2014, net cash used in operating activities was $25.4 million as compared to $6.0 million for the six months ended June, 2013. The net increase in cash used in operating activities of $19.4 million was primarily due to $4.4 million higher net loss and $15.9 million negative variance in changes in operating assets and liabilities, partially offset by positive $0.9 million non-cash adjustments to net income.

During the six months ended June 30, 2014, net cash used in investing activities was $192.2 million, including $170.0 million paid to Allied as partial consideration for the Allied Assets, and $22.2 million spent for additions to property, plant and equipment.  During the six months ended June 30, 2013, net cash used in investing activities was $0.5 million, primarily for additions to property, plant and equipment.

During the six months ended June 30, 2014, net cash provided by financing activities was $257.1 million, consisting of the $270.0 million investment from the PIC, $0.4 million for the issuance of stock pursuant to employee stock option exercises, and $0.7 million additional borrowings under the Promissory Note, partially offset by a $13.9 million adjustment to the net assets of Allied in connection with the Allied Transaction.  During the six months ended June 30, 2013, cash provided by financing was $4.7 million due to an adjustment to the net assets of Allied in connection with the Allied Transaction.

The Company has a $25.0 million borrowing facility under a Promissory Note (the “Promissory Note”) with Allied. In August 2014, the Promissory Note was amended to extend the maturity date by one year to July 2015 and to allow for the entire $25.0 million facility amount to be utilized for general corporate purposes. As of June 30, 2014, the Company had the availability to borrow $17.9 million under the Promissory Note.

In February 2014, the Company completed the Allied Transaction and the First Closing of the Private Placement with the PIC, in accordance with the terms of the Transfer Agreement and the Share Purchase Agreement, respectively. In May 2014, the Company completed the Second Closing of the Private Placement with the PIC. In aggregate, the Company received $270.0 million pursuant to the Closing of both the First and Second Private Placements with the PIC.  The Company paid Allied a total sum of $170.0 million in cash, resulting in a net $100.0 million retained by the Company.

As partial consideration in connection with the February 2014 closing of the Allied Transaction, the Company issued the $50.0 million Convertible Subordinated Note in favor of Allied. The principal of the Convertible Subordinated Note was deemed advanced in two equal $25.0 million tranches at each of the First Closing and the Second Closing of the Private Placement. Interest on the Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the Convertible Subordinated Note five years from the closing of the Allied Transaction. At the election of the holder, the Convertible Subordinated Note will be converted into shares of the Company’s common stock at an initial conversion price of $0.7164 per share, subject to customary anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option, prepay the note, in whole or in part, at any time, without premium or penalty. The note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Limited operating history, operating revenue or earnings history.
•	Ability to raise capital to fund our business plan, including developing the Oyo Field and other oil and gas licenses we may participate in, on terms and conditions acceptable to the Company.
•	Ability to develop oil and gas reserves.
•	Dependence on key personnel, technical services and contractor support.
•	Fluctuation in quarterly operating results.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	Competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks and changing economic conditions.
•	The material weakness in our internal controls over financial reporting as of June 30, 2014.

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

To date the Company has not engaged in hedging activities to hedge our foreign currency exposure in our foreign operations. In the future, the Company may enter into hedging instruments to manage its foreign currency exchange risk or continue to be subject to exchange rate risk.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on the Promissory Note and the Convertible Subordinated Note. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2014, we had $7.4 million and $50.7 million principal and interest outstanding under the Promissory Note and the Convertible Subordinated Note, respectively. Interest on the Promissory Note accrues at a rate per annum equal to 2% plus LIBOR and interest on the Convertible Subordinated Note accrues at a rate per annum equal to 5% plus the one-month LIBOR. The maturity date of the Promissory Note is July 15, 2015, and the maturity date for the Convertible Subordinated Note is January 15, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Description of Material Weakness

As disclosed in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2014, filed with the SEC on July 18, 2014, we previously identified a material weakness in our internal controls over financial reporting with respect to complex, non-recurring transactions.  Management is actively engaged in developing a remediation plan to address this material weakness and will provide an update as to the Company’s implementation of remediation measures in a subsequent Quarterly Report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. As a result of the material weakness in the Company’s internal control over financial reporting with respect to complex, non-recurring transactions for which remediation had not been completed as of June 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

Subject to the foregoing description of the material weakness in internal control over financial reporting and our efforts to remediate such material weakness, there have not been any changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures required in this Item 1 are included in “Note 11 - Commitments and Contingencies”, in the unaudited consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements and incorporated herein by reference.

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

We are required to maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles.  It has been determined that we had a material weakness as of March 31, 2014 relating to our internal controls over complex, non-recurring transactions, and management is actively engaged in developing a remediation plan to address this material weakness. Although we have implemented the steps to remediate this material weakness as of the filing date of this report, if these steps are unsuccessful in remediating this material weakness, it could result in a misstatement of our future annual or interim financial statements in the event of future complex transactions.

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

3.4	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
10.1	Second Amended and Restated Promissory Note effective August 7, 2014, by and among the Company and Allied Energy Plc.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMAC Energy Inc.

Date: August 11, 2014

/s/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)