Form 10-Q
period 2014-09-30
CAMAC Energy Inc.
filed 2014-11-10
CIK 1402281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, there were 1,261,763,853 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMAC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$54,264	$163
Accounts receivable	1,122	1,112
Crude oil inventory	1,952	16,254
Prepaids and other current assets	8,492	856
Total current assets	65,830	18,385

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	521,306	435,035
Other property, plant and equipment, net	1,059	752
Total property, plant and equipment, net	522,365	435,787

Other non-current assets	1,988	52

Total assets	$590,183	$454,224

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$48,182	$31,668
Accrued liabilities	34,076	7,446
Asset retirement obligations	23,086	12,479
Promissory note - related party	11,185	6,496
Total current liabilities	116,529	58,089

Convertible subordinated note - related party	50,000	-
Term loan facility	50,000	-
Asset retirement obligations	13,914	8,122
Other long-term liabilities	81	67

Total liabilities	230,524	66,278

Commitments and contingencies

Equity:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock $0.001 par value - 2,500,000,000 shares authorized; 1,261,763,853 and 382,362,236 shares outstanding as of September 30, 2014 and December 31, 2013	1,262	382
Paid-in capital	776,300	736,456
Accumulated deficit	(417,903)	(348,892)
Total equity	359,659	387,946

Total liabilities and equity	$590,183	$454,224

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas revenue	$19,010	$21,723	$53,844	$63,736

Operating costs and expenses:
Production costs	34,261	22,155	72,617	65,757
Exploratory expenses	1,148	967	3,851	4,064
Depreciation, depletion and amortization	21,720	5,607	32,676	16,216
General and administrative expenses	3,427	3,395	12,200	10,508
Total operating costs and expenses	60,556	32,124	121,344	96,545

Operating loss	(41,546)	(10,401)	(67,500)	(32,809)

Other income (expense):
Interest expense	(771)	(16)	(1,637)	(26)
Other, net	94	-	126	-
Total other income (expense)	(677)	(16)	(1,511)	(26)

Loss before income taxes	(42,223)	(10,417)	(69,011)	(32,835)
Income tax expense	-	-	-	-

Net loss	$(42,223)	$(10,417)	$(69,011)	$(32,835)

Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.09)
Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.09)
Weighted average common shares outstanding:
Basic	1,261,646	380,321	1,045,483	380,883
Diluted	1,261,646	380,321	1,045,483	380,883

See accompanying notes to unaudited consolidated financial statements

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

		Additional
	Common	Paid-in	Accumulated	Total
	Stock	Capital	Deficit	Equity
Balance at January 1, 2014	$382	$736,456	$(348,892)	$387,946
Common stock issued	880	269,535	-	270,415
Stock based compensation	-	2,749	-	2,749
Net loss	-	-	(69,011)	(69,011)
Allied acquisition	-	(220,000)	-	(220,000)
Allied transaction adjustment	-	(12,440)	-	(12,440)
Balance at September 30, 2014	$1,262	$776,300	$(417,903)	$359,659

See accompanying notes to unaudited consolidated financial statements.

CAMAC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(69,011)	$(32,835)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	31,327	14,558
Asset retirement obligation accretion	1,349	1,658
Share based compensation	2,216	1,468
Related party liability offset	(32,880)	-
Other	21	3
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10)	(2,612)
Decrease (increase) in inventories	13,715	1,483
(Increase) decrease in other current assets	(7,103)	114
Increase (decrease) in accounts payable and accrued liabilities	27,277	3,205
Net cash used in operating activities	(33,099)	(12,958)

Cash flows from investing activities
Capital expenditures	(59,481)	(590)
Allied transaction	(170,000)	-
Net cash used in investing activities	(229,481)	(590)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	270,000	-
Proceeds from exercise of stock option	415	-
Proceeds from term loan facility	50,000	-
Proceeds from promissory note - related party, net	10,649	1,500
Debt costs	(1,943)	-
Allied transaction adjustments	(12,440)	8,677
Net cash provided by financing activities	316,681	10,177

Net increase (decrease) in cash and cash equivalents	54,101	(3,371)
Cash and cash equivalents at beginning of period	163	3,806
Cash and cash equivalents at end of period	$54,264	$435

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$8	$26
Supplemental disclosure of non-cash investing and financing activities:
Related party liability offset	$32,880	$-
Related party accounts payable settled with note payable - related party	$-	$9,311

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

The Company conducts certain business transactions with its majority shareholder, CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied Energy Plc (“Allied”).  See “Note 12 – Related Party Transactions” for details of these transactions.

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

In June 2014, the Company’s management concluded that the Company’s unaudited consolidated financial statements included in its quarterly report on Form 10-Q for the first quarter of 2014 contained errors. These errors were identified in the course of preparing recast historical financial information of the Company to account for the February 2014 acquisition of economic interests in OMLs 120 and 121 from Allied as a combination of businesses under common control. In July 2014, the Company restated its previously filed interim financial statements for the first quarter of 2014. The revised financial statements for the quarter ended March 31, 2014 included adjustments to reflect (i) an increase in crude oil inventory as of December 31, 2013 and a corresponding increase in production costs for the first quarter of 2014, (ii) an increase in operating costs due to the receipt of additional third-party vendor cost information from Allied and (iii) a reclassification of the adjustments to the net assets of Allied on the unaudited consolidated statement of cash flows. For further information about the restatement, see our Quarterly Report on Form 10-Q/A for the period ended March 31, 2014, filed with the SEC on July 18, 2014.

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

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers, including qualitative and quantitative disclosures around contracts with customers, significant judgments and change in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standards update is effective for interim and annual periods beginning after December 15, 2016. We will adopt this standards update, as required, beginning with the first quarter of 2017. The Company is in the process of evaluating the impact, if any, of this guidance on its consolidated financial statements.

In June 2014, the FASB issued updated guidance around share-based compensation. The guidance was issued to clarify the accounting treatment for performance-based stock awards. The update states that companies should not record compensation expense related to an award for which transfer to the employee is contingent on the company’s satisfaction of a performance target until it becomes probable that the performance target will be met. The update does not contain any new disclosure requirements and is effective for interim and annual periods beginning after December 15, 2015. We will adopt this standards update, as required, beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued updated guidance on determining when and how reporting entities must disclose going concern uncertainties in its financial statements. The objective of the update is to define management’s responsibility to evaluate, each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures. The standards update is effective for annual periods ending after December 15, 2016, and interim period thereafter. We will adopt this standards update, as required, beginning with the first quarter of 2017. The Company is in the process of evaluating the impact this guidance will have on its footnote disclosures.

3. Acquisitions

In February 2014, the Company completed the Allied Transaction, thereby acquiring the Allied Assets. Pursuant to the terms of the Transfer Agreement among the Company, Allied and the other parties thereto, (the “Transfer Agreement”), the Company, as partial consideration for the Allied Assets, paid $85.0 million in cash, issued 497,454,857 shares of the Company’s common stock and delivered a $50.0 million Convertible Subordinated Note (the “Convertible Subordinated Note”) of which $25.0 million was deemed advanced, with interest accruing per the terms of the Convertible Subordinated Note.

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

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The contractual purchase consideration paid and the assets acquired and liabilities assumed are as follows (In thousands):

Cash consideration paid upon First Closing	$85,000
Cash consideration paid upon Second Closing	85,000
CAMAC Energy Inc. common stock	-
Long-term convertible subordinated note payable - related party	50,000

Total purchase price	$220,000

Assets acquired and liabilities assumed:
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

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following (In thousands):

	September 30,	December 31,
	2014	2013

Wells and production facilities	$43,924	$28,874
Proved properties	386,196	386,196
Work in progress and other	188,288	86,634
Oilfield assets	618,408	501,704
Accumulated depletion	(105,342)	(74,909)
Oilfield assets, net	513,066	426,795
Unevaluated leaseholds	8,240	8,240
Oil and gas properties, net	521,306	435,035

Other property and equipment	2,204	1,590
Accumulated depreciation	(1,145)	(838)
Other property and equipment, net	1,059	752

Total property, plant and equipment, net	$522,365	$435,787

5. Suspended Exploratory Well Costs

In November 2013, the Company achieved both its primary and secondary drilling objectives for the Oyo-7 well. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted by logging-while-drilling (“LWD”) data. Management is making plans to further explore the Miocene formation in future wells. Suspended exploratory well costs were $26.5 million at both September 30, 2014 and December 31, 2013, for the costs related to the Miocene exploratory drilling activities.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the Oyo-8 well was drilled to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management has commenced a detailed evaluation of the results and plans to further explore the Pliocene formation in the eastern fault block and establish the size of the incremental additions. Suspended exploratory well costs were $6.5 million at September 30, 2014 for the costs related to the Pliocene exploration drilling activities in the eastern fault block.

The Company is currently working on its 2015 exploration program for the OMLs 120 and 121, which may include further analysis of the commercial potential for both the Miocene formation and the Pliocene formation in the eastern fault block.

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

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets.

In September 2014, the Company determined that, based on the current operating plan and the equipment to be utilized, its estimated costs to plug and abandon certain wells should be revised upwards by a net amount of $15.1 million.

The following summarizes changes in the Company’s asset retirement obligations during the period (In thousands):

2014
Asset retirement obligations at January 1	$20,601
Accretion expense	1,349
Revisions in estimated liabilities	15,050
Asset retirement obligations at September 30	$37,000

The table below shows the current and long-term portions of the Company's asset retirement obligations during the period (In thousands):

2014
Asset retirement obligations, current portion	$23,086
Asset retirement obligations, long-term portion	13,914
$37,000

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

7. Debt

Promissory Note – Short-Term

The Company has a $25.0 million borrowing facility under a Promissory Note (the “Promissory Note”) with Allied. Interest accrues on the outstanding principal under the Promissory Note at a rate of the 30-day London Interbank Offered Rate (“LIBOR”) plus 2% per annum, payable quarterly. The obligations under the Promissory Note have been guaranteed by the Company. In August 2014, the Promissory Note was amended to extend the maturity date by one year to July 2015, and to allow for the entire $25.0 million facility amount to be utilized for general corporate purposes. As of September 30, 2014, the Company owed $11.2 million under the Promissory Note.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Subordinated Note – Long-Term

As partial consideration in connection with the February 2014 closing of the Allied Transaction, the Company issued a $50.0 million Convertible Subordinated Note in favor of Allied. The principal of the Convertible Subordinated Note was deemed advanced in two equal $25.0 million tranches at each of the First Closing and the Second Closing of the Private Placement. Interest on the Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the Convertible Subordinated Note five years from the closing of the Allied Transaction. At the election of the holder, the Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $0.7164 per share, subject to customary anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option, prepay the note in whole or in part, at any time, without premium or penalty. The note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company. As of September 30, 2014, the Company owed $50.0 million under the Convertible Subordinated Note.

Term Loan Facility

In September 2014, the Company, through its wholly owned subsidiary CPL, entered into a credit facility with a Nigerian bank for a five-year senior secured term loan providing initial borrowing capacity of up to $100.0 million (the “Term Loan Facility”). U.S. dollar borrowings under the Term Loan Facility bear interest at the rate of LIBOR plus 7.5%, subject to a floor of 9.5%. The obligations under the Term Loan Facility include a legal charge over OMLs 120 and 121 and an assignment of proceeds from oil sales. The obligations of CPL have been guaranteed by the Company and rank in priority with all its other obligations.  Proceeds from the Term Loan Facility will be used for the further expansion and development of OMLs 120 and 121 offshore Nigeria, including the Oyo field.

Under the Term Loan Facility, the following events, among others, constitute events of default: CPL failing to pay any amounts due within thirty days of the due date; bankruptcy, insolvency, liquidation or dissolution of CPL; a material breach of the Loan Agreement by CPL that remains unremedied within thirty days of written notice by CPL; or a representation or warranty of CPL proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable.

The Term Loan Facility contains normal and customary covenants including the delivery of the Company’s annual audited financial information each year, and a provision of priority of interest, in which the Company is to procure that its obligations under the Term Loan Facility do and will rank in priority with all its other current and future unsecured and unsubordinated obligations.  The Company is also to provide a production and lifting schedule each month displaying the daily production totals and quantities lifted respectively from OMLs 120 and 121.  The Company was in compliance with all loan covenants as of September 30, 2014.

Upon executing the Term Loan Facility, the Company paid a commitment fee of $1.9 million, which was capitalized and will be amortized over the life of the Term Loan Facility. As of September 30, 2014, the Company owed $50.0 million under the Term Loan Facility.

8. Share-Based Compensation

During the nine months ended September 30, 2014, the Company issued 1,707,908 shares of common stock as a result of the exercise of options.

During the nine months ended September 30, 2014, the Company granted employees a total of 3,914,215 shares of restricted stock, and options to purchase a total of 2,267,394 shares of common stock, with vesting periods from 24 months to 36 months.

The Company also grants shares of restricted stock to non-employee Directors and, on occasion, will issue warrants to third parties for services. During the nine months ended September 30, 2014, the Company granted 1,000,002 shares of restricted stock to non-employee Directors, which vest after a one year period, and issued 1,800,000 fully vested warrants for services, which expire after five years.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding for computing basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2014 and 2013 were as follows (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Basic	1,261,646	380,321	1,045,483	380,883
Diluted	1,261,646	380,321	1,045,483	380,883

The weighted average number of stock options, restricted stock awards and warrants that were excluded from dilutive shares outstanding as these potentially dilutive securities are anti-dilutive because the Company was in a loss position for the three and nine months ended September 30, 2014 and 2013 were as follows (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock options	6,410	-	7,010	-
Nonvested restricted stock awards	6,140	1,972	5,960	1,359
Warrants	12	-	6	-
	12,562	1,972	12,976	1,359

10. Financial Instruments and Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade receivables, inventory, accounts payable, accrued expenses, other long-term liabilities and debt at floating interest rates approximate their fair values at September 30, 2014, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

11. Commitments and Contingencies

Commitments

In January 2014, a long-term drilling contract was signed for the drillship Energy Searcher. The rig arrived at the Oyo Field offshore Nigeria in June 2014 and has commenced the Oyo Field development campaign. The agreement covers an initial term of one year, with an option to extend the contract for an additional one year. As of September 30, 2014, the remaining minimum commitment pursuant to the initial term of the agreement is approximately $64.0 million.

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

Legal Proceedings

From time to time we may be involved in various legal proceedings and claims in the ordinary course of our business. As of September 30, 2014, and through the filing date of this report, we believe the ultimate resolution of such actions or potential actions of which we are currently aware will not have a material effect on our consolidated financial position or our results of operations.

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table summarizes related party transactions for the respective periods (In thousands):

	September 30,	December 31,
	2014	2013

Accounts receivable	$-	$1,026
Other current assets	$624	$624
Accounts payable and accrued expenses	$8,897	$25,721
Promissory Note	$11,185	$6,496
Convertible Subordinated Note	$50,000	$-

The Company was owed $1.0 million as of December 31, 2013, for billings under the Technical Services Agreement (“TSA”) signed with Allied in January 2013. Under the TSA, the Company agreed to provide certain services related to the Oyo Field within OML 120, in exchange for payments from Allied of $150,000 per month with effect from September 2012. The TSA was terminated as of the closing of the Allied Acquisition in February 2014 pursuant to the Transfer Agreement and subsequently settled as part of an offset of certain liabilities owed to Allied.

The Company was owed $0.6 million as of both September 30, 2014 and December 31, 2013, as a result of an estimated overpayment made for royalty and petroleum profit taxes in Nigeria under the PSC.

As of September 30, 2014 the Company owed $8.9 million to affiliates of CEHL for expenses incurred during the period to support the operations in the normal course of business.  As of December 31, 2013, the Company owed $25.7 million to Allied primarily as reimbursement for costs incurred related to the drilling of development wells in the Oyo Field.

As of September 30, 2014 and December 31, 2013, the Company had total outstanding notes payable balances of $61.2 million and $6.5 million, respectively, owed to Allied. See “Note 7 – Debt”, for details relating to the notes payable transactions.

An affiliate of CEHL, the Company’s majority shareholder, provides procurement and logistical support services to the Company’s Nigerian operations. In connection therewith, the Company incurred $9.9 million and $15.4 million worth of costs with the affiliate, which includes $1.5 million and $2.9 million over and above the actual cost of goods and/or services acquired as compensation to the affiliate during the three and nine months ended September 30, 2014, respectively.

13. Segment Information

The Company’s current operations are based in Nigeria, Kenya and The Gambia. Management reviews and evaluates the operations of each geographic segment separately. Operations include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues and expenditures are recognized at the relevant geographical location. The Company evaluates each segment based on operating income (loss).

CAMAC ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment activity for the three and nine months ended September 30, 2014 and 2013 are as follows (In thousands):

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Three months ended September 30,
2014
Revenues	$19,010	$-	$-	$-	$19,010
Operating loss	$(37,039)	$(614)	$(341)	$(3,552)	$(41,546)

2013
Revenues	$21,723	$-	$-	$-	$21,723
Operating loss	$(6,182)	$(426)	$(217)	$(3,576)	$(10,401)

Nine months ended September 30,
2014
Revenues	$53,844	$-	$-	$-	$53,844
Operating loss	$(51,349)	$(2,689)	$(983)	$(12,479)	$(67,500)

2013
Revenues	$63,736	$-	$-	$-	$63,736
Operating loss	$(18,406)	$(2,091)	$(653)	$(11,659)	$(32,809)

Total assets by segment are as follows (In thousands):

	Nigeria	Kenya	The Gambia	Corporate and Other	Total
Total Assets
As of September 30, 2014	$582,104	$1,467	$2,223	$4,389	$590,183
As of December 31, 2013	$449,856	$1,484	$2,025	$859	$454,224

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

The Company’s operating subsidiaries include CAMAC Energy Ltd., CAMAC Petroleum Limited, CAMAC Energy International Ltd., CAMAC Energy Ghana Limited, CAMAC Energy Kenya Limited, CAMAC Energy Gambia A2 Ltd. and CAMAC Energy Gambia A5 Ltd. The Company also conducts certain business transactions with its majority shareholder, CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied Energy Plc (“Allied”).  See “Note 12 – Related Party Transactions” of the Notes to the Unaudited Consolidated Financial Statements for details of these transactions.

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

Nigeria

The Company currently owns 100% of the economic interests under the PSC and related assets, contracts and rights pertaining to OMLs 120 and 121, including the currently producing Oyo Field, located in deepwater offshore Nigeria.

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

In January 2014, a long-term drilling contract was signed for the drillship Energy Searcher. The rig arrived on location in the Oyo Field on OML 120 in June 2014 and commenced drilling the Oyo-8 well. The drilling agreement is for an initial term of one year, with an option to extend the contract for an additional one year. As of September 30, 2014, the remaining minimum commitment pursuant to the initial term of the agreement is approximately $64.0 million.

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels. The annual minimum commitment per the terms of the agreement is approximately $35.0 million in the first year and approximately $48.0 million thereafter.

In August 2014, the Oyo-8 well was drilled to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs with total gross hydrocarbon thickness of 112 feet in the eastern fault block, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. The well will be completed horizontally as a producing well in the Pliocene formation of the Oyo Field.

In September 2014, the shut-in of Oyo-5 and Oyo-6 wells commenced. The removal of flow lines and other subsea equipment was completed and successfully relocated to Oyo-7 and Oyo-8 wells as planned. The current plan is to bring the first of the two production wells, Oyo-7 or Oyo-8, online by year end and the second approximately 45 days afterwards.

In addition to the development wells in the Oyo Field offshore Nigeria, the Company high-graded four of the prospects in OMLs 120 and 121. The Company currently plans to commence exploration well drilling in 2015.

Kenya

In May 2012, the Company, through a wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), covering onshore exploration blocks L1B and L16, and new offshore exploration blocks L27 and L28. For all blocks, the Company is the operator, with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company also has the right to apply for up to two additional two-year exploration periods, with specified additional minimum work obligations, including the acquisition of seismic data and the drilling of one exploratory well on each block during each such additional period. The Company is responsible for all exploration expenditures.

The Kenya PSCs for onshore blocks L1B and L16 each provide for an initial exploration period, now extended through June 2015, with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company is required to conduct, for each block, a gravity and magnetic survey and acquire, process and interpret 2D seismic data. The gravity and magnetic survey was completed in April 2013. In December 2013, the Company initiated an Environmental and Social Impact Assessment (“ESIA”) study which was successfully completed in March 2014. In October 2014, the Company signed agreements for both blocks for the acquisition, processing and interpretation of 2D seismic data. The project is expected to be completed in the first half of 2015.

The Kenya PSCs for offshore blocks L27 and L28 each provide for an initial exploration period of three years, through August 2015, with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company is required to conduct, for each block, a regional geological and geophysical study, acquire 2D seismic data and acquire, process and interpret 3D seismic data. The Company participated in a multi-client combined gravity / magnetic and 2D seismic survey covering blocks L27 and L28. The survey was successfully completed in March 2014. The processed data is currently being interpreted internally. Further, in March 2014 the Company started the regional geophysical study for these two blocks.

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

The Gambia Licenses provide for an initial exploration period of four years with specified minimum work obligations during that period. Prior to the end of the initial exploration period, the Company will conduct, on each block, a regional geological study, acquire, process and interpret seismic data, drill one exploration well and evaluate drilling results, with the first two work obligations (regional geological study and 3D seismic data acquisition and processing) due prior to the end of the second year. The Company has the right to apply for up to two additional two-year exploration periods with specified additional minimum work obligations, including the drilling of one exploration well during each additional period for each block. The company has completed a regional geology and geophysical study of both the A2 and A5 blocks.

In addition to the minimum work obligations, The Gambia Licenses require annual surface rental payments, training and resources, and community development fees.

Ghana

In April 2014, the Company signed a Petroleum Agreement relating to the Expanded Shallow Water Tano block in Ghana. The Company has been named technical operator and will hold an indirect 30% participating interest in the block. The block contains three discovered fields, and the work program requires the partners to determine, within nine months of the effective date, the economic viability of developing the discovered fields. In collaboration with its joint venture partners, a Joint Operating Agreement is being finalized. Preliminary work has also commenced on the evaluation on the discovered fields to determine economic viability.

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

Three months ended September 30, 2014, compared to the three months ended September 30, 2013

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the three months ended September 30, 2014 were $19.0 million, as compared to $21.7 million for the same period in 2013. For the three months ended September 30, 2014, the Company sold approximately 189,000 net barrels of oil (Bbl) at an average price of $100.85/Bbl as compared to approximately 194,000 net barrels of oil at an average price of $112.09/Bbl for the same period in 2013.

During the three months ended September 30, 2014, the average net daily production from the Oyo Field was approximately 800 barrels of oil per day (“BOPD”), as compared to approximately 2,000 BOPD for the same period in 2013. Both of the producing wells were shut-in by mid-September 2014.

Operating Costs and Expenses

Production costs for the three months ended September 30, 2014 were $34.3 million, as compared to $22.2 million for the same period in 2013. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized, and are subsequently expensed when crude oil is sold. In the quarter ended September 30, 2014, the Company incurred $9.6 million higher production expenditures associated with crude oil sales, as compared to the same period in the previous year. In addition, in the three months ended September 30, 2014, the Company recorded a $1.7 million contingent liability for a disputed transaction tax on marine transportation, following recent claims from a Nigerian tax authority.

During the three months ended September 30, 2014, the Company incurred $1.1 million of exploration expenses, including $0.2 million spent in Nigeria for exploration activities, $0.6 million in Kenya, and $0.3 million in The Gambia. During the three months ended September 30, 2013, the Company incurred $1.0 million of exploration expenses, including $0.4 million spent at the corporate level for exploration activities, $0.3 million related to Kenya, $0.2 million related to The Gambia, and $0.1 million related to Nigeria.

Depreciation, depletion and amortization (“DD&A”) expenses for the three months ended September 30, 2014 were $21.7 million, as compared to $5.6 million for the same period in 2013. In September 2014, the Company determined that, based on the current operating plan and the equipment to be utilized, its estimated cost to plug and abandon certain wells should be revised upwards; see “Note 6 – Asset Retirement Obligations.” The higher asset retirement cost estimate caused an increase in the oil field asset cost basis, which resulted in an increased average depletion rate. The average depletion rate for the three months ended September 30, 2014, was $115.22/Bbl, as compared to $28.93/Bbl for the same period in 2013.

General and administrative expenses were $3.4 million for each of the three months ended September 30, 2014 and 2013. The Company incurred non-cash stock-based compensation expenses of $0.8 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively.

Other Income (Expense)

Other expense for the three months ended September 30, 2014 was $0.7 million, consisting primarily of $0.8 million interest expense on the related party notes payable. Other expense for the three months ended September 30, 2013 was $16,000, consisting primarily of interest expense on the Promissory Note with Allied.

Income Taxes

Income taxes were nil for each of the three months ended September 30, 2014 and 2013. The Company had negative earnings in both periods, and thus was not subject to petroleum profit taxes in Nigeria.

Nine months ended September 30, 2014, compared to the Nine months ended September 30, 2013

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the nine months ended September 30, 2014 were $53.8 million, as compared to $63.7 million for the same period in 2013. For the nine months ended September 30, 2014, the Company sold approximately 506,000 net barrels of oil at an average price of $106.38/Bbl as compared to approximately 591,000 net barrels of oil at an average price of $107.86/Bbl for the same period in 2013.

During the nine months ended September 30, 2014, the average net daily production from the Oyo Field was approximately 1,300 BOPD, as compared to approximately 2,000 BOPD for the same period in 2013. Both of the producing wells were shut-in by mid-September 2014.

Operating Costs and Expenses

Production costs for the nine months ended September 30, 2014 were $72.6 million, as compared to $65.8 million for the same period in 2013. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized, and are subsequently expensed when crude oil is sold. In the nine months ended September 30, 2014, the Company incurred $13.7 million higher production expenditures associated with crude oil sales, as compared to the same period in the previous year, partially offset by $9.6 million lower FPSO costs as a result of a temporary price discount. In addition, in the nine months ended September 30, 2014, the Company recorded a $1.7 million contingent liability for a disputed transaction tax on marine transportation, following recent claims from a Nigerian tax authority.

During the nine months ended September 30, 2014, the Company incurred $3.9 million of exploration expenses, including $2.7 million spent in Kenya, $1.0 million in The Gambia, and $0.2 million in Nigeria. During the nine months ended September 30, 2013, the Company incurred $4.1 million of exploration expenses, including $1.8 million spent at the corporate level for exploration activities, $1.6 million related to Kenya, $0.5 million related to The Gambia, and $0.2 million related to Nigeria.

Depreciation, depletion and amortization (“DD&A”) expenses for the nine months ended September 30, 2014 were $32.7 million, as compared to $16.2 million for the same period in 2013. In September 2014, the Company determined that, based on the current operating plan and the equipment to be utilized, its estimated cost to plug and abandon certain wells should be revised upwards; see “Note 6 – Asset Retirement Obligations.” The higher asset retirement cost estimate caused an increase in the oil field asset cost basis, which resulted in an increased average depletion rate. The average depletion rate for the nine months ended September 30, 2014 was $64.56/Bbl, as compared to $27.45/Bbl for the same period in 2013.

General and administrative expenses for the nine months ended September 30, 2014 were $12.2 million, as compared to $10.5 million for the nine months ended September 30, 2013. The increase is primarily due to increased corporate overhead costs to support the development of the Oyo field offshore Nigeria and the Company’s expanding exploration activities. The Company incurred non-cash stock-based compensation expenses of $2.2 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Other Income (Expense)

Other expense for the nine months ended September 30, 2014 was $1.5 million, consisting primarily of $1.6 million interest expense on the related party notes payable. Other expense for the nine months ended September 30, 2013 was $26,000, consisting primarily of interest expense on the Promissory Note with Allied.

Income Taxes

Income taxes were nil for each of the nine months ended September 30, 2014 and 2013. The Company had negative earnings in both periods, and thus was not subject to petroleum profit taxes in Nigeria.

Headline Earnings

In addition to the Company’s primary listing on the New York Stock Exchange, the Company’s common stock also began trading on the JSE in February 2014. The Company is required to publish certain documents filed with the SEC with the JSE. The JSE requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.

As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes certain separately identifiable remeasurements, net of related tax, and related non-controlling interest.

The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. In the three and nine months ended September 30, 2014 and 2013, there were no separate identifiable remeasurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended September 30, 2014 and 2013, were $(0.03) and $(0.03), respectively, and for the nine months ended September 30, 2014 and 2013 were $(0.07) and $(0.09), respectively.

Liquidity and Capital Resources

As of September 30, 2014, the Company had current asset and current liability balances of $65.8 million and $116.5 million, respectively, resulting in a net negative working capital of $50.7 million.

During the nine months ended September 30, 2014, net cash used in operating activities was $33.1 million as compared to $13.0 million for the same period in 2013. The net increase in cash used in operating activities of $20.1 million was primarily due to $36.2 million higher net loss and negative $15.5 million non-cash adjustments to net income, partially offset by $31.6 million positive variance in changes in operating assets and liabilities. The non-cash adjustments to net income were primarily due to $32.9 million non-cash offset of crude oil sales proceeds against certain related party liabilities, partially offset by $16.8 million positive adjustments for depletion expense. The positive variance in changes in operating assets and liabilities was primarily due to higher liabilities incurred as a result of the Oyo expansion activities in Nigeria.

During the nine months ended September 30, 2014, net cash used in investing activities was $229.5 million, including $170.0 million paid to Allied as partial consideration for the Allied Assets, and $59.5 million spent for additions to property, plant and equipment. During the nine months ended September 30, 2013, net cash used in investing activities was $0.6 million, primarily for additions to property, plant and equipment.

During the nine months ended September 30, 2014, net cash provided by financing activities was $316.7 million, consisting of the $270.0 million investment from the PIC, $60.6 million of net borrowings and $0.4 million for the issuance of stock pursuant to employee stock option exercises, partially offset by a $12.4 million adjustment to the net assets of Allied in connection with the Allied Transaction and $1.9 million of costs paid to secure the Term Loan Facility. During the nine months ended September 30, 2013, cash provided by financing was $10.2 million, primarily due to an adjustment to the net assets of Allied in connection with the Allied Transaction and $1.5 million of borrowings.

The Company has a $25.0 million borrowing facility under a Promissory Note (the “Promissory Note”) with Allied. In August 2014, the Promissory Note was amended to extend the maturity date by one year to July 2015 and to allow for the entire $25.0 million facility amount to be utilized for general corporate purposes. As of September 30, 2014, the Company had the availability to borrow $13.8 million under the Promissory Note.

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

In September 2014, the Company, through its wholly owned subsidiary CPL, entered into a credit facility with a Nigerian bank for a five-year senior secured term loan providing initial borrowing capacity of up to $100.0 million (the “Term Loan Facility”). U.S. dollar borrowings under the Term Loan Facility bear interest at the rate of LIBOR plus 7.5%, subject to a floor of 9.5%. The security package for the Term Loan Facility includes a legal charge over OMLs 120 and 121 and an assignment of proceeds from oil sales. Proceeds from the Term Loan Facility will be used for the further expansion and development of OMLs 120 and 121 offshore Nigeria, including the Oyo field.

Under the Loan Agreement, the following events, among others, constitute events of default: CPL failing to pay any amounts due within thirty days of the due date; bankruptcy, insolvency, liquidation or dissolution of CPL; a material breach of the Loan Agreement by CPL that remains unremedied within thirty days of written notice by CPL; or a representation or warranty of CPL proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any Loans will become immediately due and payable. See “Note 7 – Debt” for details of the Term Loan Facility. As of September 30, 2014, the Company owed $50.0 million under the Term Loan Facility and had the availability to draw the remaining $50.0 million available.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Limited operating history, operating revenue or earnings history.
•	Ability to raise capital to fund our business plan, including developing the Oyo Field and other oil and gas licenses we may participate in, on terms and conditions acceptable to the Company.
•	Ability to develop oil and gas reserves.
•	Dependence on key personnel, technical services and contractor support.
•	Fluctuation in quarterly operating results.
•	Possible significant influence over corporate affairs by significant stockholders.
•	Ability to enter into definitive agreements to formalize foreign energy ventures and secure necessary exploitation rights.
•	Ability to successfully integrate and operate acquired or newly formed entities and multiple foreign energy ventures and subsidiaries.
•	Competition from large petroleum and other energy interests.
•	Changes in laws and regulations that affect our operations and the energy industry in general.
•	Risks and uncertainties associated with exploration, development and production of oil and gas, and drilling and production risks.
•	Expropriation and other risks associated with foreign operations.
•	Risks associated with anticipated and ongoing third party pipeline construction and transportation of oil and gas.
•	The lack of availability of oil and gas field goods and services.
•	Environmental risks and changing economic conditions.
•	The material weakness in our internal controls over financial reporting as of September 30, 2014.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on the Promissory Note, the Convertible Subordinated Note and the Term Loan Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

Description of Material Weakness

As disclosed in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2014, filed with the SEC on July 18, 2014, we previously identified a material weakness in our internal controls over financial reporting with respect to complex, non-recurring transactions.  Management is actively engaged in developing a remediation plan to address this material weakness and will provide an update as to the Company’s implementation of remediation measures in our subsequent Annual Report on Form 10-K.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. As a result of the material weakness in the Company’s internal control over financial reporting with respect to complex, non-recurring transactions for which remediation had not been completed as of September 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2014, the Company entered into a consulting agreement (the” Agreement”) with Liviakis Financial Communications (“Liviakis”), pursuant to which Liviakis has agreed to represent the Company for a term of one-year in investors’ communications and public relations with existing and prospective shareholders, brokers, dealers and other investment professionals with respect to the Company’s current and proposed activities, and to consult with the Company’s management concerning such activities.

As partial consideration under the Agreement, the Company agreed to issue warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock.  The warrants have an exercise price of $0.56 per share, which was the closing price of our common stock as of the date of the Agreement and the shares are considered fully vested.

The warrants discussed above have been issued in reliance on an exemption from registration of the shares provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering.

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

Date: November 10, 2014

/s/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)