Form 10-Q
period 2015-03-31
Erin Energy Corp.
filed 2015-05-08
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 01-34525

ERIN ENERGY CORPORATION

Delaware	30-0349798
(State or Other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd., Suite 2250, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 797-2940 (Registrant’s telephone number, including area code)

CAMAC Energy Inc. (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
At May 1, 2015, there were 210,963,564 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION (formerly CAMAC ENERGY INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$7,741	$25,143
Restricted cash	10,266	1,496
Accounts receivable - partners	—	496
Accounts receivable - related party	624	624
Accounts receivable - other	52	54
Crude oil inventory	1,065	1,089
Prepaids and other current assets	3,819	2,929
Total current assets	23,567	31,831

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	663,234	595,269
Other property, plant and equipment, net	1,115	1,060
Total property, plant and equipment, net	664,349	596,329

Other non-current assets:
Restricted cash	—	8,909
Debt issuance costs	1,153	1,307
Other non-current assets	67	67
Other assets, net	1,220	10,283

Total assets	$689,136	$638,443

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$156,147	$108,047
Accounts payable and accrued liabilities - related party	15,617	9,391
Accounts payable - partners	397	—
Asset retirement obligations	6,705	12,703
Current portion of long-term debt	12,307	6,200
Total current liabilities	191,173	136,341

Long-term notes payable - related party	93,050	61,185
Term loan facility	86,150	93,000
Asset retirement obligations	14,123	13,830
Other long-term liabilities	81	82

Total liabilities	384,577	304,438

Commitments and contingencies

Equity:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 210,849,951 and 210,307,502 shares outstanding as of March 31, 2015 and December 31, 2014	211	210
Additional paid-in capital	781,480	778,095
Accumulated deficit	(478,013)	(444,954)
Total equity - Erin Energy Corporation	303,678	333,351
Non-controlling interests	881	654
Total equity	304,559	334,005
Total liabilities and equity	$689,136	$638,443
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION (formerly CAMAC ENERGY INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Crude oil sales, net of royalties	$—	$19,894

Operating costs and expenses:
Production costs	21,328	22,897
Exploratory expenses	6,515	2,276
Depreciation, depletion and amortization	697	4,971
General and administrative expenses	3,491	4,433
Total operating costs and expenses	32,031	34,577

Operating loss	(32,031)	(14,683)

Other income (expense):
Currency transaction gain (loss)	1,436	—
Interest expense	(2,611)	(185)
Other, net	—	10
Total other income (expense)	(1,175)	(175)

Loss before income taxes	(33,206)	(14,858)
Income tax expense	—	—
Net loss before non-controlling interest	(33,206)	(14,858)

Net loss attributable to non-controlling interest	147	—

Net loss attributable to Erin Energy Corporation	$(33,059)	$(14,858)

Net loss per common share:
Basic	$(0.16)	$(0.13)
Diluted	$(0.16)	$(0.13)
Weighted average common shares outstanding:
Basic	210,470	112,821
Diluted	210,470	112,821

See accompanying notes to unaudited consolidated financial statements

ERIN ENERGY CORPORATION (formerly CAMAC ENERGY INC.)
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$210	$778,095	$(444,954)	$654	$334,005
Common stock issued	1	133	—	—	134
Stock based compensation	—	3,252	—	—	3,252
Funding from non-controlling interest	—	—	—	374	374
Net loss	—	—	(33,059)	(147)	(33,206)
Balance at March 31, 2015	$211	$781,480	$(478,013)	$881	$304,559

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION (formerly CAMAC ENERGY INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss, including non-controlling interest	$(33,206)	$(14,858)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	120	4,531
Accretion of asset retirement obligations	577	440
Amortization of debt discount and debt issuance costs	267	—
Foreign currency transaction gain	(1,436)	—
Share-based compensation	1,320	507
Payments to settle asset retirement obligations	(6,282)	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	894	(3,042)
Decrease in inventories	13	7,437
Increase in prepaids and other current assets	(1,012)	(6,175)
Increase in accounts payable and accrued liabilities	22,157	7,388
Net cash used in operating activities	(16,588)	(3,772)

Cash flows from investing activities
Capital expenditures	(35,300)	(2,050)
Allied transaction	—	(85,000)
Net cash used in investing activities	(35,300)	(87,050)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	135,000
Proceeds from exercise of stock options	—	415
Proceeds from notes payable - related party, net	33,815	650
Allied transaction adjustments	—	(9,171)
Funding from non-controlling interest	374	—
Net cash provided by financing activities	34,189	126,894

Effect of exchange rate changes on cash and cash equivalents	297	—

Net increase (decrease) in cash and cash equivalents	(17,402)	36,072
Cash and cash equivalents at beginning of period	25,143	163
Cash and cash equivalents at end of period	$7,741	$36,235

Supplemental cash flow information
Cash paid for:
Interest, net	$2,093	$8
Non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$125	$—
Discount on notes payable pursuant to issuance of warrants	$2,067	$—

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

Erin Energy Corporation (NYSE MKT: ERN; JSE: ERN), formerly CAMAC Energy, Inc., is an independent oil and gas exploration and production company focused on energy resources in Africa. The Company’s asset portfolio consists of nine licenses across four countries covering an area of approximately 43,000 square kilometers (approximately 10 million acres). The Company owns producing properties and conducts exploration activities offshore Nigeria, conducts exploration activities onshore and offshore Kenya, conducts exploration activities offshore The Gambia, and conducts exploration activities offshore Ghana.

In April 2015, the Company changed its name to Erin Energy Corporation from CAMAC Energy Inc. The Company is headquartered in Houston, Texas and has offices in Lagos, Nigeria, Nairobi, Kenya, Banjul, The Gambia, Accra, Ghana and Johannesburg, South Africa.
The Company’s operating subsidiaries include CAMAC Petroleum Limited (“CPL”), CAMAC Energy Kenya Limited, CAMAC Energy Gambia Ltd, and CAMAC Energy Ghana Limited. The terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Erin Energy Corporation and its subsidiaries.
The Company also conducts certain business transactions with its majority shareholder, CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied Energy Plc (“Allied”). See Note 8 - Related Party Transactions for further information.
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

2. Basis of Presentation and Recently Issued Accounting Standards

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned direct and indirect subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature. This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.
Effective April 22, 2015, the Company implemented a reverse stock split, whereby each six shares of outstanding common stock pre-split was converted into one share of common stock post-split (the “reverse stock split”). All share and per share amounts for all periods presented herein have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the first period presented.

Capitalized Interest

The Company capitalizes interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production, and interest costs have been incurred. The capitalization period continues as long as these events occur. Capitalized interest is added to the cost of the underlying assets and is depleted using the unit-of-production method in the same manner as the underlying assets.
During the three months ended March 31, 2015, the Company capitalized $1.3 million interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign.

Net Earnings (Loss) Per Common Share

Basic net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding at the end of the reporting period. Diluted net earnings or loss per share is computed by dividing net earnings or loss by the fully dilutive common stock equivalent, which consists of shares outstanding, augmented by potentially dilutive shares issuable upon the exercise of stock options, unvested restricted stock awards, warrants, and conversion of the Convertible Subordinated Note, calculated using the treasury stock method.

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the number of shares issuable pursuant to stock options, unvested restricted stock, and shares issuable upon conversion of the Convertible Subordinated Note that were excluded from dilutive shares outstanding during the three months ended March 31, 2015 and 2014, as these securities are anti-dilutive because the Company was in a loss position for each period.

	Three Months Ended March 31,
(In thousands)	2015	2014
Stock options	425	1,238
Non-vested restricted stock awards	1,301	1,250
Convertible note	11,632	5,041
	13,358	7,529
Upon the occurrence of certain events, the Company is also contingently liable to make additional payments to Allied, under the Transfer Agreement, up to an additional amount totaling $50.0 million in cash, or the equivalent in shares of the Company’s common stock, at Allied’s option. See Note 9 - Commitments and Contingencies for further information.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between willing market participants at the measurement date.
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debts at floating interest rates, approximate their fair values at March 31, 2015, and December 31, 2014, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates from US GAAP the concept of extraordinary items, and is effective for fiscal years beginning after December 15, 2015. The Company will adopt this standards update, as required, beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and the Company will adopt this standards update, as required, beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is guidance for the reporting of debt issuance costs related to a recognized debt liability on an entity's balance sheet. Under the guidance, an entity must report debt issuance costs as a direct deduction from the carrying amount of that debt liability, consistent with the treatment for debt discounts. ASU No. 2015-03 is effective for interim and annual periods beginning after December 15, 2015; early adoption is permitted for financial statements that have not been previously issued. The Company will adopt this standards update beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

3. Liquidity Matters

The Company’s primary cash requirements are for capital expenditures for the redevelopment of the Oyo field in the OMLs, operating expenditures, exploration activities in its unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness. Included in accounts payable and accrued liabilities at March 31, 2015, is approximately

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$50.0 million of billings from vendors that the Company expects will be reversed upon the conclusion of ongoing negotiations with those vendors.
The Company commenced production from the Oyo-8 well in early May 2015 and anticipates beginning production from the Oyo-7 well later in May 2015 as well. The combined initial production rate from the two wells is expected to approximate 14,000 barrels of oil per day. If the Company experiences significant delays in bringing the Oyo-7 well onto production, if actual production rates are substantially below anticipated rates, or if oil prices decline significantly from current levels, the Company may need to seek additional sources of capital.
In February 2015, the Company received a term sheet from a trading company for a commodity-based Full Recourse Prepayment Facility (the “Prepayment Facility”). Based on the current status of negotiations, the Prepayment Facility would allow the Company to borrow an initial sum, up to $50.0 million, towards the Oyo field redevelopment program. Additional funds, up to a total $50.0 million, would be available for borrowings post-production. Negotiations regarding the terms are continuing. The Company expects the Prepayment Facility to be finalized in the second quarter of 2015.
In March 2015, the Company entered into a borrowing facility with Allied for a Convertible Note (the “2015 Convertible Note”), separate from the existing $25.0 million Promissory Note and the $50.0 million Convertible Subordinated Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. Upon execution of the 2015 Convertible Note, the Company borrowed $20.0 million under the note. Subsequent to March 31, 2015, the Company borrowed an additional $15.0 million under the note. For further information, see Note 7 – Debt.
The Company’s majority shareholder has formally committed to provide the Company with additional funding, the form of which would be determined at the time of funding, sufficient to maintain the Company’s operations and to allow the Company to meet its current and future obligations as they become due for one year from March 12, 2015, the date of said commitment.

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	March 31, 2015	December 31, 2014
Wells and production facilities	$33,690	$33,690
Proved properties	386,196	386,196
Work in progress and other	329,300	261,346
Oilfield assets	749,186	681,232
Accumulated depletion	(95,392)	(95,403)
Oilfield assets, net	653,794	585,829
Unevaluated leaseholds	9,440	9,440
Oil and gas properties, net	663,234	595,269

Other property and equipment	2,500	2,324
Accumulated depreciation	(1,385)	(1,264)
Other property and equipment, net	1,115	1,060

Total property, plant and equipment, net	$664,349	$596,329

All of the Company’s oilfield assets are located offshore Nigeria in the OMLs. “Work-in-progress and other” includes ongoing drilling costs, suspended exploratory well costs, as well as warehouse inventory items purchased as part of the redevelopment plan of the Oyo field.

5. Suspended Exploratory Well Costs

In November 2013, the Company achieved both its primary and secondary drilling objectives for the Oyo-7 well. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted by logging-while-drilling (“LWD”) data. Management is making plans to further explore the

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Miocene formation in future wells. Suspended exploratory well costs were $26.5 million at both March 31, 2015, and December 31, 2014, for the costs related to the Miocene exploratory drilling activities.
In August 2014, the Oyo-8 well was drilled to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management has commenced a detailed evaluation of the results and plans to further explore the Pliocene formation in the eastern fault block and establish the size of the incremental additions. Suspended exploratory well costs were $6.5 million at both March 31, 2015, and December 31, 2014, for the costs related to the Pliocene exploration drilling activities in the eastern fault block.

6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily represent the estimated fair value of the amounts that will be incurred to plug, abandon and remediate certain oil and gas properties at the end of their productive lives. Significant inputs used in determining such obligations include, but are not limited to, estimates of plugging and abandonment costs, estimated future inflation rates and changes in property lives. The inputs are calculated based on historical data as well as current estimated costs.
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
The following summarizes changes in the Company’s asset retirement obligations during the period:

	Three months ended March 31,
(In thousands)	2015	2014
Asset retirement obligations at January 1	$26,533	$20,601
Accretion expense	577	440
Cost incurred to settle asset retirement obligations	(6,282)	—
Asset retirement obligations at March 31	$20,828	$21,041
During the three months ended March 31, 2015, the Company incurred approximately $6.3 million costs towards plug and abandonment activities for well Oyo-6.
The table below shows the current and long-term portions of the Company's asset retirement obligations as of the end of each period:

(In thousands)	March 31, 2015	December 31, 2014
Asset retirement obligations, current portion	6,705	12,703
Asset retirement obligations, long-term portion	14,123	13,830
	$20,828	$26,533
Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

7. Debt

Promissory Note – Long-Term
The Company has a $25.0 million borrowing facility under a Promissory Note (the “Promissory Note”) with Allied. Interest accrues on the outstanding principal under the Promissory Note at a rate of the 30-day London Interbank Offered Rate (“LIBOR”) plus 2% per annum, payable quarterly. The obligations under the Promissory Note have been guaranteed by the Company. In March

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2015, the Promissory Note was amended to extend the maturity date by one year to July 2016. The entire $25.0 million facility amount can be utilized for general corporate purposes. As of March 31, 2015, the Company owed $25.0 million under the Promissory Note.
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
At the election of the holder, the Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option, prepay the Convertible Subordinated Note in whole or in part, at any time, without premium or penalty, and is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company. As of March 31, 2015, the Company owed $50.0 million under the Convertible Subordinated Note.
Term Loan Facility

In September 2014, the Company, through its wholly owned subsidiary CPL, entered into a credit facility with a Nigerian bank for a five-year senior secured term loan providing initial borrowing capacity of up to $100.0 million (the “Term Loan Facility”). U.S. dollar borrowings under the Term Loan Facility bear interest at the rate of LIBOR plus 7.5%, subject to a floor of 9.5%. The obligations under the Term Loan Facility include a legal charge over OMLs 120 and 121 and an assignment of proceeds from oil sales. The obligations of CPL have been guaranteed by the Company and rank in priority with all its other obligations. Proceeds from the Term Loan Facility were used for the further expansion and development of OMLs 120 and 121 offshore Nigeria, including the Oyo field.

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

The Term Loan Facility contains normal and customary covenants including the delivery of the Company’s annual audited financial information each year, and a provision of priority of interest, in which the Company is to procure that its obligations under the Term Loan Facility do and will rank in priority with all its other current and future unsecured and unsubordinated obligations. The Company is also to provide a production and lifting schedule each month displaying the daily production totals and quantities lifted respectively from OMLs 120 and 121. The Company was in compliance with all loan covenants as of March 31, 2015.

Upon executing the Term Loan Facility, the Company paid a $2.1 million commitment fee, which was recorded as debt issuance cost and is being amortized over the life of the Term Loan Facility using the effective interest method. As of March 31, 2015, $1.8 million of the debt issuance cost remain unamortized. As of March 31, 2015, the Company recognized an unrealized foreign currency gain of $1.5 million on the Naira portion of the loan, resulting in a net balance of $98.5 million under the Term Loan Facility. Of this amount, $86.2 million was classified as long-term and $12.3 million as short-term.
2015 Convertible Note
In March 2015, the Company entered into a new borrowing facility with Allied for a Convertible Note (the “2015 Convertible Note”) allowing the Company to borrow up to $50.0 million for general corporate purposes. The 2015 Convertible Note will mature in December 2016. Interest accrues at the rate of LIBOR plus 5%, and is payable quarterly.

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2015 Convertible Note is convertible into shares of the Company’s common stock upon the occurrence and continuation of an event of default, at the sole option of the holder. The number of shares issuable upon conversion is equal to the sum of the principal amount and the accrued and unpaid interest divided by the conversion price, defined as the volume weighted average of the closing sales prices on the NYSE MKT for a share of common stock for the five complete trading days immediately preceding the conversion date.
Upon execution of the 2015 Convertible Note in March 2015, the Company borrowed $20.0 million under the note and issued to Allied warrants to purchase approximately 1.6 million shares of the Company’s common stock at a price of $2.46 per share.  The fair market value of the warrants was determined using the Black-Scholes option pricing model. The fair value of the warrants was recorded as a discount from the note, and will be amortized using the effective interest method over the life of the note.
Additional warrants will be issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of March 31, 2015, the Company owed $18.1 million under the 2015 Convertible Note, net of discount.
Subsequent to March 31, 2015, the Company borrowed an additional $15.0 million under the note and will issue to Allied warrants to purchase approximately 0.6 million shares of the Company's common stock.

8. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table sets forth the related party assets and liabilities as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
CEHL, accounts receivable	$624	$624
CEHL, accounts payable and accrued expenses	$15,617	$9,391
CEHL, note payables - related party	$93,050	$61,185
As of March 31, 2015 and December 31, 2014, the Company owed $15.6 million and $9.4 million, respectively, to an affiliate primarily for logistical and support services.
As of March 31, 2015 the Company had a long-term note payable balance of $93.1 million owed to an affiliate, consisting of a $50.0 million Convertible Subordinated Note, $25.0 million in borrowings under the Promissory Note, and $18.1 million in borrowings under the 2015 Convertible Note, net of discount. As of December 31, 2014, the Company had a long-term note payable balance of $61.2 million owed to an affiliate, consisting of a $50.0 million Convertible Subordinated Note and $11.2 million in borrowings under the Promissory Note. See Note 7 – Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth a summary of transactions recorded in the Company's result of operations that were incurred with affiliates during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(In thousands)	2015	2014
CEHL, total operating (income) and expenses	$1,956	$743
CEHL, other expense, net	$1,032	$177

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Commitments

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana, which is the vessel currently connected to the Company’s producing well Oyo-8 in OML 120. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels. The annual minimum commitment per the terms of the agreement is approximately $48.4 million through 2020.
In December 2014, the Company entered into a short-term drilling contract for the semi-submersible drilling rig Sedco Express to complete the horizontal drilling portion of wells Oyo-7 and Oyo-8. As of March 31, 2015, the remaining contract commitment is for a 50-day period, with a remaining minimum obligation of approximating $15.0 million.

The Company also has commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), and one Petroleum Agreement with the Republic of Ghana. In all cases, the Company entered into these commitments through a subsidiary. To maintain compliance and ownership, the Company is required to fulfill certain minimum work obligations and to make certain payments as stated in each of the Kenya PSCs, the Gambia Licenses, and the Ghana Petroleum Agreement.

Contingencies

Legal Contingencies

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2015, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.
In January 2014, an affiliate of CEHL, the Company’s majority shareholder, and Northern Offshore International Drilling Company Ltd. (“Northern”) entered into an International Daywork Drilling Contract pursuant to which Northern agreed to provide the drillship Energy Searcher for the provision of drilling services offshore Nigeria. Pursuant to further contractual arrangements entered into in March 2014, the affiliate provided the drillship to CPL, with CPL assuming payment obligations under the drilling contract and receiving the right to enforce Northern’s obligations under the drilling contract. The Company guaranteed the performance by CPL of its obligations under these contractual arrangements. The Company, CPL and the CEHL affiliate are referred to hereinafter as the “Erin Parties.”
On January 2, 2015, the Erin Parties received a notice from Northern purporting to terminate the drilling contract for failure to provide the required letter of credit thereunder and stating that the Erin Parties are required to pay Northern all outstanding unpaid invoices, the early termination fee, the demobilization fee and amounts due but not yet invoiced for work performed up to the date of termination. On January 7, 2015, the Erin Parties responded to Northern disputing the validity of the purported Northern termination, which under English law we believe constitutes a renunciation of the drilling contract and wrongful repudiatory breach thereof because of, among other things, the course of conduct by the parties. Specifically, the Erin Parties arranged for, and Northern agreed to and performed work in exchange for, issuing monthly prepayment invoices in lieu of the letter of credit. Because of Northern’s repudiatory breach, the Erin Parties elected to terminate the contract with immediate effect.  In addition, the January 7, 2015 letter set out other grounds for termination and claims against Northern for numerous material breaches of the drilling contract.
On January 12, 2015, Northern issued a request for arbitration in the London Court of International Arbitration (“LCIA”). The request repeated the claims of Northern relating to the letter of credit as stated in the January 2, 2015 letter and asserted further breaches of contract, including for failure to pay invoices for work allegedly performed. The request seeks payment of outstanding unpaid invoices, the early termination fee and the demobilization fee. On February 10, 2015, the Erin Parties lodged their response

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to the request and outlined claims against Northern for breaches of the drilling contract for, among other things, wrongful termination of the contract, failure to maintain the well control equipment in good condition (including the blowout preventer), failure to maintain and repair the drilling unit, breach of warranty, failure to provide adequately skilled and competent personnel, failure to perform as a reasonable and prudent operator, and failure to provide the drilling unit ready to commence operations by May 15, 2014. These breaches caused significant damages and loss to the Erin Parties, including wasted marine spread costs in excess of $50 million, the cost of other marine services that were accumulated while the rig incurred downtime, as recognized under English law, and delay damages in excess of $3 million due to delays in the commencement of operations.
Pursuant to the contract and LCIA rules, a tribunal of three arbitrators, one selected by each of Northern and the Erin Parties and the third appointed by the first two arbitrators, has been empaneled. A mediation took place in Houston, Texas on March 6, 2015, but no settlement was reached. Subsequently, each party has filed its own request for arbitration, superseding the prior request. A procedural hearing has been set for May 13, 2015.

Contingency under the Allied Transfer Agreement

As provided for under the Transfer Agreement with Allied, the Company is required to make the following additional payments upon the occurrence of certain future events: (i) $25.0 million cash or the equivalent in shares of the Company’s common stock within fifteen days following the approval of a development plan by the Nigerian Department of Petroleum Resources with respect to a first new discovery of hydrocarbons in a non-Oyo field area; and (ii) $25.0 million cash or the equivalent in shares of the Company’s common stock within fifteen days starting from the commencement of the first hydrocarbon production in commercial quantities in a non-Oyo field area. The number of shares to be issued shall be determined by calculating the average closing price of the Company’s common stock over a period of thirty days, counted back from the first business day immediately prior to the approval of a development plan by the Nigerian Department of Petroleum Resources or the date of the first hydrocarbon production in commercial quantities, where applicable.

10. Stock-Based Compensation

Stock Options

During the three months ended March 31, 2015, the Company issued 5,000 shares of common stock as a result of the exercise of stock options.

Stock Warrants

In March 2015, in connection with the execution of the 2015 Convertible Note, the Company issued to Allied warrants to purchase approximately 1.6 million shares of the Company’s common stock at an exercise price of $2.46 per share. The warrants are exercisable at any time starting from the date of issuance and have a five year term.
During the three months ended March 31, 2015, 0.2 million previously issued warrants were forfeited.

Restricted Stock Awards

During the three months ended March 31, 2015, the Company granted officers, directors, and employees a total of approximately 0.8 million shares of restricted common stock, with vesting periods varying from immediate vesting to 36 months.

During the three months ended March 31, 2015, the Company granted performance-based restricted stock awards (PBRSA) to certain officers totaling 0.4 million shares. Each grant will vest if the individuals remain employed three years from the date of grant and the Company achieves specific performance objectives at the end of the designated performance period. Up to 50% additional shares may be awarded if performance objectives are exceeded. None of the PBRSAs will vest if certain minimum performance goals are not met. The performance conditions are based on the Company’s total shareholder return over the performance period compared to an industry peer group of companies. Total estimated compensation expense is $0.4 million over three years.

11. Segment Information
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

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment activity for the three months ended March 31, 2015 and 2014, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended March 31,
2015
Revenues	$—	$—	$—	$—	$—	$—
Operating loss	$(22,236)	$(5,551)	$(371)	$(294)	$(3,579)	$(32,031)
2014
Revenues	$19,894	$—	$—	$—	$—	$19,894
Operating loss	$(7,906)	$(1,992)	$(268)	$(16)	$(4,501)	$(14,683)
Total assets by segment as of March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of March 31, 2015	$676,471	$1,474	$2,084	$1,905	$7,202	$689,136
As of December 31, 2014	$609,243	$8,527	$2,739	$1,413	$16,521	$638,443

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business

Erin Energy Corporation, a Delaware corporation, is an independent oil and gas exploration and production company focused on energy resources in Africa. Our strategy is to acquire and develop high-potential exploration and production assets in Africa, and to explore and develop those assets through strategic partnerships with national oil companies, indigenous local partners, and other independent oil companies. We seek to build and operate a strategic portfolio of high-impact exploration and near-term development projects with significant production, reserves, and resources growth potential.
We seek to actively manage investments and on-going operations by limiting capital exposure through farm-outs at various stages of exploration and development to share risks and costs. We prioritize on building a strong technical and operational team and place an emphasis on the utilization of modern oil field technologies that mature our assets, reduce the cost of our projects and improve the efficiency of our operations.
Our shares are traded on the NYSE MKT and on the Johannesburg Stock Exchange ("JSE") under the symbol “ERN.”
Our asset portfolio consists of nine licenses across four countries covering an area of approximately 43,000 square kilometers ( approximately10 million acres). We own producing properties and conduct exploration activities as an operator offshore Nigeria, conduct exploration activities as an operator onshore and offshore Kenya, conduct exploration activities as an operator offshore the Gambia, and conduct exploration activities as an operator offshore Ghana.
Our operating subsidiaries include CAMAC Petroleum Limited (“CPL”), CAMAC Energy Kenya Limited, CAMAC Energy Gambia Limited, and CAMAC Energy Ghana Limited.
We conduct certain business transactions with our majority shareholder, CAMAC Energy Holdings Limited (“CEHL”) and its affiliates. See Note 8 - Related Party Transactions to the Notes to Unaudited Consolidated Financial Statements for further information.
Our Executive Chairman of the Board of Directors, and Chief Executive Officer, is a director of each of the above listed related parties. He indirectly owns 27.7% of CEHL, which is the majority shareholder of the Company. As a result, he may be deemed to have an indirect material interest in transactions conducted with any of the above related party companies and their affiliates.

Nigeria

The Company currently owns 100% of the economic interests in Oil Mining Leases 120 and 121 ("OMLs") offshore Nigeria, which includes the Oyo field.
In December 2014, the Company entered into a contract for the semi-submersible rig Sedco Express to expedite the Oyo field development campaign, including the horizontal completion and production tie-in of wells Oyo-8 and Oyo-7.
In March 2015, the Company finished completion operations for well Oyo-8, and successfully hooked it up to the Floating Production Storage and Offloading vessel ("FPSO"). Production commenced in May 2015. Also in April 2015, the Company completed plug and abandonment activities for well Oyo-6. The semi-submersible rig Sedco Express was then mobilized to the Oyo-7 well location to initiate horizontal completion activities for well Oyo-7. The Company anticipates to commence production from well Oyo-7 in May 2015.

Kenya

The Company, through a wholly owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya, covering onshore exploration blocks L1B and L16, and offshore exploration blocks L27 and L28 (the “Kenya PSCs”). Each block requires specific work commitments to be completed by the end of the respective license periods. The Company is the operator of all blocks with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.
The initial exploration period for onshore blocks L1B and L16 ends in June 2015. The Company finished the required 2-D seismic data acquisition in February 2015, and is currently completing the interpretation and evaluation of the data. As of March 31, 2015, the Company has satisfied all material contractual obligations under the initial exploration period for onshore blocks L1B and L16. The Company has the right to apply for up to two additional two-year exploration periods, with specified additional minimum work obligations, including the acquisition of seismic data and the drilling of one exploratory well on each block during each additional period.

The initial exploration period for offshore blocks L27 and L28 ends in August 2015. As of March 31, 2015, the remaining contractual obligation under the initial exploration period is for the Company to acquire, process, and interpret 3-D seismic data over both offshore blocks. The Company plans to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both offshore blocks to potential partners. Upon completion of the work program, the Company has the right to apply for up to two additional two-year exploration periods, with specified additional minimum work obligations, including the acquisition of seismic data and the drilling of one exploratory well on each block during each additional period.

The Gambia

The Company, through a wholly owned subsidiary, entered into two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for offshore exploration blocks A2 and A5 (the “Gambia Licenses”). Each block requires specific work commitments to be completed by the end of the respective license periods. For both blocks, the Company is the operator, with the Gambian National Petroleum Company (“GNPCo”) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPCo elects to participate.
The initial exploration period for both blocks A2 and A5 ends in August 2016. As of March 31, 2015, the remaining contractual obligations under the Gambia Licenses for both blocks is for the Company to i) acquire, process and interpret 750 square kilometers of 3-D seismic data and ii) drill one exploration well and evaluate the drilling results. The 3-D data acquisition was due by December 31, 2014; however, as of the date of this report, the Company has not yet completed the acquisition of the 3-D seismic data. In 2014, the Company contracted with a seismic data acquisition contractor to complete this portion of the work program; however, the Gambian Government declined to issue the required permits to the seismic vessel. In January 2015, the Gambian Ministry of Petroleum (the "Ministry of Petroleum") notified the Company that it was in default of its contractual obligation to acquire the 3-D seismic data and granted the Company a period of 120 days, ending April 2015, to remedy such default or face termination of its licenses. Following subsequent discussions with the Ministry of Petroleum in April 2015, the Company believes that the matter will be favorably resolved. The Company has signed a non-binding offer letter with another operator concerning a potential farm-out of a portion of its rights under the licenses.

Ghana

The Company, through an indirect 50%-owned subsidiary, entered into a Petroleum Agreement with the Republic of Ghana (the “Petroleum Agreement”) relating to the Expanded Shallow Water Tano block offshore Ghana. The Contracting Parties, which hold 90% of the participating interest in the block, are CAMAC Energy Ghana Limited as the operator, GNPC Exploration and Production Company Limited, and Base Energy (collectively the “Contracting Parties”), holding 60%, 25%, and 15% share of the participating interest of the Contracting Parties, respectively. Ghana National Petroleum Company initially has a 10% carried interest through the exploration phase, and will have the option to acquire an additional 10% paying interest following a declaration of commerciality. The Company owns 50% of its CAMAC Energy Ghana Limited subsidiary. The remaining 50% interest is owned by an entity related to the Company’s majority shareholder.

In January 2015, the Petroleum Agreement became effective, following the signing of a Joint Operating Agreement between the Contracting Parties. The initial exploration period ends in January 2017. The remaining contractual obligations under the initial exploration period are for the Company to: i) complete the economic and commercial evaluation of three previously discovered fields within nine months of the effective date of the Petroleum Agreement, ii) reprocess existing 2-D and 3-D seismic data and iii) drill one exploration well.
Preliminary work has commenced on the evaluation of the discovered fields to determine economic viability.

Results of Operations
The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and the notes thereto contained in this report, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015 with the SEC.

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Revenues
Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the three months ended March 31, 2015 were nil, as compared to $19.9 million for the same period in 2014. The two previously producing wells Oyo-5 and Oyo-6 have been shut-in since September 2014 as part of the Oyo field redevelopment campaign. Production resumed in the second quarter of 2015 with the horizontal completion of well Oyo-8, which will be followed by the expected commencement of production from well Oyo-7 in May 2015. For the three months ended March 31, 2014, the Company sold approximately 182,000 net barrels of oil at an average price of $109.11/Bbl.
During the three months ended March 31, 2014, the average net daily production from the Oyo field was approximately 1,700 barrels of oil per day.
Operating Costs and Expenses
Production costs for the three months ended March 31, 2015 were $21.3 million, as compared to $22.9 million for the same period in 2014. 2014 production costs include $7.4 million expenditures associated with crude oil sold, whereas no such costs were recorded in 2015 because there were no oil sales. In 2015, the Company incurred approximately $2.7 million lower operating costs for marine vessel and aviation related charges as compared to 2014, primarily due to the capitalization of these charges as part of the Oyo field redevelopment program. These decreases were partially offset by $8.1 million higher operating costs for the FPSO in 2015 as compared to the same period in 2014 when the Company was benefiting from a reduced contractual operating day rate.
During the three months ended March 31, 2015, the Company incurred $6.5 million of exploration expenses, including $5.1 million spent onshore Kenya primarily for the 2-D seismic acquisition and interpretation, $0.4 million offshore Kenya, $0.4 million in The Gambia, and $0.3 million spent both in Nigeria and Ghana for exploration activities. During the three months ended March 31, 2014, the Company incurred $2.3 million of exploration expenses, including $1.6 million spent onshore Kenya, $0.4 million offshore Kenya, and $0.3 million spent in The Gambia.
Depreciation, depletion and amortization (“DD&A”) expenses, including asset retirement obligation accretion, for the three months ended March 31, 2015, were $0.7 million, as compared to $5.0 million for the same period in 2014. In the three months ended March 31, 2015, oilfield depletion expenses were nil, compared to $4.1 million for the comparable period in 2014 because there were no oil sales in 2015. The average depletion rate for the three months ended March 31, 2014, was $24.06/Bbl.
General and administrative expenses for the three months ended March 31, 2015, were $3.5 million, as compared to $4.4 million for the same period in 2014. The reduction in 2015 is primarily due to certain legal costs incurred in 2014 in conjunction with a transaction to acquire the remaining interest in the Oyo field that the Company did not already own.
Other Income (Expense)
Other expense for the three months ended March 31, 2015 was $1.2 million, consisting of $2.6 million in interest expense on borrowings partially offset by $1.4 million gain on foreign currency transactions. Other expense for the same period in 2014 was $0.2 million, primarily for interest accrued on the related party note payable.
Income Taxes
Income taxes were nil for each of the three months ended March 31, 2015 and 2014. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

Headline Earnings

In addition to the Company’s primary listing on the New York Stock Exchange, the Company’s common stock is also traded on the JSE. The JSE requires for the Company to file certain documents that it files with the SEC. The JSE requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.
As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes certain separately identifiable remeasurements, net of related tax, and related non-controlling interest.

The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. In the three months ended March 31, 2015 and 2014, there were no separate identifiable remeasurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended March 31, 2015 and 2014, were $(0.16) and $(0.13), respectively.

Liquidity
Cash Flows from Operating Activities
The increase in net cash used in operating activities of $12.8 million during the three months ended March 31, 2015, as compared to the same period in 2014 was due to i) a $18.3 million higher net loss in 2015 primarily because there were no revenues in 2015, ii) a higher negative non-cash adjustment to net income, principally due to a $6.3 million settlement of an asset retirement obligation liability and a $4.6 million lower non-cash DD&A adjustment, and iii) a $16.4 million positive variance in the changes in operating assets and liabilities, principally due to increased vendor financing.
Cash Flows from Investing Activities
Cash used in investing activities in the three months ended March 31, 2015 consists of a $35.3 million addition to property, plant and equipment primarily for the ongoing Oyo field redevelopment campaign in the OMLs. The cash used in investing activities for the three months ended March 31, 2014 included $85.0 million paid to Allied as partial consideration for the acquisition of the remaining economic interest in the OMLs and $2.1 million addition to property, plant, and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities of $34.2 million in the three months ended March 31, 2015, consisted of $20.0 million borrowings under the 2015 Convertible Note, $13.8 million borrowings under the Promissory Note, and $0.4 million funding received from a related party owning a non-controlling interest in the Company's Ghana subsidiary.
Net cash provided by financing activities for the three months ended March 31, 2014, consisted primarily of $135.0 million investment from the sale of equity, $0.4 million for the issuance of stock pursuant to employee stock option exercises and $0.7 million additional borrowings under the Promissory Note, partially offset by a $9.2 million adjustment pursuant to the acquisition of certain assets from Allied.

Capital Resources
The Company’s primary cash requirements are for capital expenditures for the redevelopment of the Oyo field in the OMLs, operating expenditures, exploration activities in our unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness. Included in accounts payable and accrued liabilities at March 31, 2015, is approximately $50.0 million of billings from vendors that the Company expects will be reversed upon the conclusion of ongoing negotiations with those vendors.
The Company commenced production from the Oyo-8 well in early May 2015 and anticipates beginning production from the Oyo-7 well later in May 2015 as well. The combined initial production rate from the two wells is expected to approximate 14,000 barrels of oil per day.  If the Company experiences significant delays in bringing the Oyo-7 well onto production, if actual production rates are substantially below anticipated rates, or if oil prices decline significantly from current levels, the Company may need to seek additional sources of capital.
In February 2015, the Company received a term sheet from a trading company for a commodity-based Full Recourse Prepayment Facility (the “Prepayment Facility”). Based on the current status of negotiations, the Prepayment Facility would allow the Company to borrow an initial sum, up to $50.0 million, towards the Oyo field redevelopment program. Additional funds, up to a total $50.0 million, would be available for borrowings post-production. Negotiations regarding the terms are continuing. The Company expects the Prepayment Facility to be finalized in the second quarter of 2015.
In March 2015, the Company entered into a borrowing facility with Allied for a Convertible Note (the “2015 Convertible Note”), separate from the existing $25.0 million Promissory Note and the $50.0 million Convertible Subordinated Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. The 2015 Convertible Note will mature in December 2016. Interest accrues at the rate of LIBOR plus 5%, and is payable quarterly. As of March 31, 2015, $20.0 million was outstanding under the 2015 Convertible Note.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of March 31, 2015 material off-balance sheet obligations include obligations under a short-term drilling rig contract, operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical fact, in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, to be materially different from historical earnings and those presently anticipated or projected or any future results, performance or achievements expressed or implied by such forward-looking statements contained in this report.

In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “will likely,” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. We caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Important factors that could affect our financial performance and that could cause actual results for future periods to differ materially from our expectations include, but are not limited to:

•	the supply, demand and market prices of oil and natural gas;

•	our current and future indebtedness;

•	our ability to raise capital to fund our current and future operations;

•	our ability to develop oil and gas reserves;

•	competition from other companies in the energy market;

•	political instability and foreign government regulations over international operations;

•	our lack of diversification of production and reserves;

•	compliance and enforcement of environmental laws and regulations;

•	our ability to achieve profitability;

•	our dependency on third parties to enable us to produce and deliver oil and gas; and

•
other factors disclosed under Item 1. Description of Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in this report.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.

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
The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 192.92 Naira per each U.S. dollar for the three months ended March 31, 2015. For the three months ended March 31, 2015, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $0.8 million impact on our capital and operating costs in Nigeria.
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
Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. As there were no crude oil sales made during the three months ended March 31, 2015, we were not affected by price fluctuations.
We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the three months ended March 31, 2015, the weighted average interest rate on our variable rate debt was 10.0%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.0 million over a twelve month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures required in this Item 1 are included in Note 9 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Financial Information, Item 1, Financial Statements and incorporated herein by reference.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 16, 2015 for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2014, the Company entered into a consulting agreement (the” Agreement”) with a consultant, pursuant to which the consultant has agreed to represent the Company for a term of one-year in investors’ communications and public relations with existing and prospective shareholders, brokers, dealers and other investment professionals with respect to the Company’s current and proposed activities, and to consult with the Company’s management concerning such activities.
As partial consideration under the Agreement, as amended in March 2015, the Company agreed to issue an aggregate of 312,500 shares of the Company’s common stock to the consultant.  The Company issued the above shares in reliance on an exemption from registration of the shares provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering.

In March 2015, the Company entered into a borrowing facility with Allied for the 2015 Convertible Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. Upon execution of the 2015 Convertible Note, the Company drew $20.0 million under the note and issued to Allied warrants to purchase approximately 1.6 million shares of the Company’s common stock at a $2.46 strike price.  Subsequent to March 31, 2015, the Company drew an additional $15.0 million under the note and will issue Allied warrants to purchase approximately 0.6 million shares of the Company's common stock. For further information, see Note 7 - Debt to the Unaudited Consolidated Financial Statements.

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015).

3.5	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on May 3, 2011).
10.1	Compensation Agreement dated March 11, 2014 by and between Dr. Kase L. Lawal and CAMAC Energy Inc. *
10.2	Corporate Guarantee, dated July 22, 2014, by CAMAC Energy Inc. to Zenith Bank PLC (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
10.3
Term Loan Facility Agreement for the Expansion and Development of the Oil Block OML 120 and 121, dated September 30, 2014, among CAMAC Petroleum Limited and Zenith Bank PLC (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

10.4	Corporate Guarantee, dated December 15, 2014, by CAMAC Energy Inc. to Zenith Bank PLC (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
10.5
Joint Operating Agreement, dated January 23, 2015, among GNPC Exploration and Production Company Limited, CAMAC Energy Ghana Limited, and Base Energy Ghana Limited (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

10.6
Extension of Maturity Date for the Second Amended and Restated Promissory Note, dated March 9, 2015, among CAMAC Petroleum Limited and Allied Energy Plc (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

10.7
Convertible Note, dated March 11, 2015, by and between the Company and Allied Energy Plc (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

10.8	Common Stock Purchase Warrant, dated March 11, 2015, by and between the Company and Allied Energy Plc.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Erin Energy Corporation
Date: May 8, 2015

/s/ Earl W. McNiel
Earl W. McNiel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)