Form 10-Q
period 2015-09-30
Erin Energy Corp.
filed 2015-11-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
At November 2, 2015, there were 211,562,664 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,201	$25,143
Restricted cash	9,277	1,496
Accounts receivable - partners	145	496
Accounts receivable - related party	624	624
Accounts receivable - other	50	54
Crude oil inventory	36,694	1,089
Prepaids and other current assets	1,815	2,929
Total current assets	52,806	31,831

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	659,330	595,269
Other property, plant and equipment, net	1,169	1,060
Total property, plant and equipment, net	660,499	596,329

Other non-current assets:
Restricted cash	—	8,909
Debt issuance costs	1,044	1,307
Other non-current assets	67	67
Other assets, net	1,111	10,283

Total assets	$714,416	$638,443

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$188,918	$108,047
Accounts payable and accrued liabilities - related party	26,154	9,391
Accounts payable - partners	35	—
Asset retirement obligations	—	12,703
Current portion of long-term debt	24,609	6,200
Short-term note payable - related party	2,000	—
Short-term borrowings	11,303	—
Total current liabilities	253,019	136,341

Long-term notes payable - related party	119,352	61,185
Term loan facility	73,827	93,000
Asset retirement obligations	24,360	13,830
Other long-term liabilities	—	82

Total liabilities	470,558	304,438

Commitments and contingencies

Equity:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 211,562,664 and 210,307,502 shares outstanding as of September 30, 2015 and December 31, 2014	212	210
Additional paid-in capital	788,986	778,095
Accumulated deficit	(545,857)	(444,954)
Total equity - Erin Energy Corporation	243,341	333,351
Non-controlling interests	517	654
Total equity	243,858	334,005
Total liabilities and equity	$714,416	$638,443
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Crude oil sales, net of royalties	$28,667	$19,010	$28,667	$53,844

Operating costs and expenses:
Production costs	28,019	34,261	43,731	72,617
Workover expenses	354	—	972	—
Exploratory expenses	5,266	1,148	13,283	3,851
Depreciation, depletion and amortization	43,815	21,720	44,934	32,676
Loss on settlement of asset retirement obligations	779	—	4,233	—
General and administrative expenses	3,857	3,427	12,789	12,200
Total operating costs and expenses	82,090	60,556	119,942	121,344

Operating loss	(53,423)	(41,546)	(91,275)	(67,500)

Other income (expense):
Currency transaction gain	176	394	2,167	426
Interest expense	(5,650)	(771)	(12,485)	(1,637)
Other, net	—	(300)	—	(300)
Total other income (expense)	(5,474)	(677)	(10,318)	(1,511)

Loss before income taxes	(58,897)	(42,223)	(101,593)	(69,011)
Income tax expense	—	—	—	—
Net loss before non-controlling interest	(58,897)	(42,223)	(101,593)	(69,011)

Net loss attributable to non-controlling interest	215	—	690	—

Net loss attributable to Erin Energy Corporation	$(58,682)	$(42,223)	$(100,903)	$(69,011)

Net loss per common share:
Basic	$(0.28)	$(0.20)	$(0.48)	$(0.40)
Diluted	$(0.28)	$(0.20)	$(0.48)	$(0.40)
Weighted average common shares outstanding:
Basic	211,517	210,274	211,036	174,247
Diluted	211,517	210,274	211,036	174,247

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$210	$778,095	$(444,954)	$654	$334,005
Common stock issued	2	1,978	—	—	1,980
Stock based compensation	—	4,002	—	—	4,002
Warrants issued with debt	—	4,911	—	—	4,911
Funding from non-controlling interest	—	—	—	553	553
Net loss	—	—	(100,903)	(690)	(101,593)
Balance at September 30, 2015	$212	$788,986	$(545,857)	$517	$243,858

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss, including non-controlling interest	$(101,593)	$(69,011)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	43,536	31,327
Accretion of asset retirement obligations	1,398	1,349
Amortization of debt discount and debt issuance costs	1,920	—
Loss on settlement of asset retirement obligations	4,233	—
Foreign currency transaction gain	(2,167)	—
Share-based compensation	4,398	2,216
Related party liability offset	—	(32,880)
Payments to settle asset retirement obligations	(17,220)	—
Other	—	21
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	390	(10)
Decrease (increase) in inventories	(9,493)	13,715
Decrease (increase) in prepaids and other current assets	324	(7,103)
Increase in accounts payable and accrued liabilities	58,126	27,277
Net cash used in operating activities	(16,148)	(33,099)

Cash flows from investing activities
Capital expenditures	(83,156)	(59,481)
Allied transaction	—	(170,000)
Net cash used in investing activities	(83,156)	(229,481)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	270,000
Proceeds from exercise of stock options and warrants	1,855	415
Proceeds from term loan facility	—	50,000
Proceeds from notes payable - related party, net	63,815	10,649
Proceeds from short-term borrowings, net	11,303	—
Debt issuance costs	—	(1,943)
Allied transaction adjustments	—	(12,440)
Funding from non-controlling interest	553	—
Net cash provided by financing activities	77,526	316,681

Effect of exchange rate changes on cash and cash equivalents	836	—

Net increase (decrease) in cash and cash equivalents	(20,942)	54,101
Cash and cash equivalents at beginning of period	25,143	163
Cash and cash equivalents at end of period	$4,201	$54,264

Supplemental cash flow information
Cash paid for:
Interest, net	$7,886	$8
Non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$125	$—
Discount on notes payable pursuant to issuance of warrants	$4,911	$—
Related party liability offset	$—	$32,880
Reduction in accounts payable from settlement of Northern Offshore contingency	$24,307	$—

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

Erin Energy Corporation (NYSE MKT: ERN; JSE: ERN), formerly CAMAC Energy, Inc., is an independent oil and gas exploration and production company focused on energy resources in Africa. The Company’s asset portfolio consists of nine licenses across four countries covering an area of approximately 40,000 square kilometers (approximately 10 million acres). The Company owns producing properties offshore Nigeria and conducts exploration activities offshore Nigeria, onshore and offshore Kenya, offshore The Gambia, and offshore Ghana.

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
The Company’s Executive Chairman of the Board of Directors and Chief Executive Officer is a director of each of the above listed related parties. He indirectly owns 27.7% of CEHL, which is the majority shareholder of the Company. As a result, he may be deemed to have an indirect material interest in transactions contemplated with CEHL and any of its affiliates.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
During the nine months ended September 30, 2015 and 2014, the Company capitalized $2.2 million and $0.3 million, respectively, in interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign.

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

The table below sets forth the number of shares issuable pursuant to stock options, unvested restricted stock awards, and shares issuable upon conversion of the Convertible Subordinated Note that were excluded from diluted shares outstanding during the three and nine months ended September 30, 2015 and 2014, as these securities are anti-dilutive because the Company was in a loss position for each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Stock options	1,094	1,068	1,110	1,168
Stock warrants	650	2	504	1
Unvested restricted stock awards	1,278	1,023	1,308	993
Convertible subordinated note	12,454	11,844	12,302	10,491
	15,476	13,937	15,224	12,653
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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debts at floating interest rates, approximate their fair values at September 30, 2015, and December 31, 2014, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and the Company will adopt this standards update, as required, beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in Cloud Computing Arrangement. ASU No. 2015-05 is new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU No. 2015-05 is effective for interim and annual periods beginning after December 15, 2015, and the Company will adopt this standards update, as required, beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The amendments in ASU No. 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU No. 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The FASB defines net realizable value as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as the replacement cost, net realizable value or net realizable value less a normal profit margin. An entity uses current replacement cost provided that it is not above net realizable value (i.e. the ceiling) or below net realizable value less an “approximately normal profit margin” (i.e. the floor). ASU No. 2015-11 eliminates this analysis for entities within the scope of the guidance. ASU No. 2015-11 applies to entities that recognize inventory within the scope of ASC 330, except for inventory measured under the LIFO method or the retail inventory method. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016, and the Company will adopt this standards update, as required, beginning with the first quarter of 2017. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. ASU 2015-14 defers the effective date of revenue standard ASU 2014-09 by one year for all entities. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. With the issuance of ASU No. 2015-14, the Company is required to adopt revenue standard ASU No. 2014-09 beginning with the first quarter of 2018. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 addresses line-of-credit arrangements that were omitted from Accounting Standards Update No. 2015-03. Under the guidance, the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-15 is effective for interim and annual periods beginning after December 15, 2015; early adoption is permitted for financial statements that have not been previously issued. The Company will adopt this standards update beginning with the first quarter of 2016. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under ASU NO. 2015-16, an acquirer must recognize adjustments to provisional amounts in business combinations that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU No. 2015-16 is effective for interim and annual periods beginning after December 15, 2016, and the Company will adopt this standards update, as required, beginning with the first quarter of 2017. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

3. Liquidity Matters

The Company’s primary cash requirements are for capital expenditures for the redevelopment of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in its unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

Crude oil production is a primary source of operating cash for the Company. The Company commenced production from the Oyo-8 well in early May 2015 and from the Oyo-7 well in mid-June 2015. Combined daily production from both wells in the three months ended September 30, 2015 was approximately 11,600 barrels of oil per day ("BOPD") (approximately 10,200 BOPD net to the Company after royalty), and the Company lifted and sold approximately 649,000 Bbls of crude oil (approximately 571,000 Bbls net to the Company). In October 2015, the Company lifted and sold approximately 845,000 Bbls of crude oil (approximately 744,000 Bbls net to the Company). Net proceeds to the Company were approximately $35.1 million.

The Government of Nigeria has implemented certain control measures with regards to the exportation and sale of crude oil products from Nigeria. Accordingly, petroleum producers are required to obtain export permits for each crude oil lifting. In arriving at determining the quantity of crude oil to grant each oil producer, the Government considers factors, such as the overall strategic volume of crude oil to be sold for the whole country, current fiscal needs, and each producer’s pro-rata share of total country production. During the period from May to September 2015, the Company produced approximately 1.5 million Bbls of crude oil but was only able to sell approximately 0.6 million Bbls due to export permit limitations. The resulting crude oil inventory of approximately 0.9 million Bbls, as of September 30, 2015, was approaching the Company’s maximum crude oil storage capacity on its Floating Production Storage and Offloading vessel (“FPSO”). As a result, the Company had to curtail production from its producing wells.

The Company subsequently received a permit to export approximately 1.3 million Bbls for the period from October to December 2015. This would allow for re-establishing production at previous levels. Accordingly, the Company lifted and sold approximately 0.8 million Bbls in October, and is expecting to lift and sell approximately 0.5 million additional Bbls by December 31, 2015.

The Company is currently in the process of re-establishing production from its producing wells that were affected by the FPSO storage capacity issue, and expects to resume full production at previous rates. If actual production rates decline substantially below anticipated rates, or if oil prices decline significantly from current levels, the Company may need to seek additional sources of capital.

In March 2015, the Company entered into a borrowing facility with Allied in the form of a Convertible Note (the "2015 Convertible Note"), separate from the existing $25.0 million Promissory Note and the $50.0 million Convertible Subordinated Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. As of September 30, 2015, the outstanding principal under the 2015 Convertible Note was $48.0 million. See Note 7 - Debt for additional information.

In July 2015, the Company received $13.0 million as an advance under a stand-alone spot sales contract with Glencore Energy UK (the “July Advance”). Interest accrued on the July Advance at the rate of the 30-day LIBOR plus 6.5% per annum. Repayment of the July Advance was made from the July crude oil lifting.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2015, the Company received a $26.5 million advance under a stand-alone spot sales contract with Glencore Energy UK Ltd. (the “August Advance”). Interest accrues on the August Advance at the rate of 30-day LIBOR plus 6.5% per annum. Partial repayment of the August Advance was made from the September crude oil lifting. The outstanding principal and interest under the August Advance of $11.3 million and $0.2 million, respectively, as of September 30, 2015, were fully repaid in October 2015.

In September 2015, the Company borrowed $2.0 million under a 30-day Promissory Note agreement entered into with an entity related to the Company's majority shareholder (the “2015 Short-Term Note”). The 2015 Short-Term Note accrued interest at a rate of the 30-day LIBOR plus 3% per annum, and was fully repaid in October 2015.

The Company’s majority shareholder has formally committed to provide the Company with additional funding, the form of which would be determined at the time of funding, sufficient to maintain the Company’s operations and to allow the Company to meet its current and future obligations as they become due for one year from March 12, 2015, the date of said commitment.

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	September 30, 2015	December 31, 2014
Wells and production facilities	$327,893	$33,690
Proved properties	386,196	386,196
Work in progress and other	99,454	261,346
Oilfield assets	813,543	681,232
Accumulated depletion	(164,653)	(95,403)
Oilfield assets, net	648,890	585,829
Unevaluated leaseholds	10,440	9,440
Oil and gas properties, net	659,330	595,269

Other property and equipment	2,831	2,324
Accumulated depreciation	(1,662)	(1,264)
Other property and equipment, net	1,169	1,060

Total property, plant and equipment, net	$660,499	$596,329

All of the Company’s Oilfield assets are located in Nigeria. “Work-in-progress and other” includes ongoing costs for wells that are not yet completed, suspended exploratory well costs, as well as warehouse inventory items purchased as part of the redevelopment plan of the Oyo field.

5. Suspended Exploratory Well Costs

In November 2013, the Company achieved both its primary and secondary drilling objectives for the Oyo-7 well. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three intervals totaling approximately 65 feet, as interpreted by logging-while-drilling (“LWD”) data. Management is making plans to further explore the Miocene formation in future wells. Suspended exploratory well costs were $26.5 million at both September 30, 2015 and December 31, 2014 for the costs related to the Miocene exploratory drilling activities.
In August 2014, the Oyo-8 well was drilled to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management has commenced a detailed evaluation of the results and plans to further explore the Pliocene formation in the eastern fault block and establish the size of the incremental additions. Suspended exploratory well costs were $6.5 million at both September 30, 2015 and December 31, 2014 for the costs related to the Pliocene exploration drilling activities in the eastern fault block.

6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily represent the estimated fair value of the amounts that will be incurred to plug, abandon and remediate certain oil and gas properties at the end of their productive lives. Significant inputs used in determining

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

such obligations include, but are not limited to, estimates of plugging and abandonment costs, estimated future inflation rates and changes in property lives. The inputs are calculated based on historical data as well as current estimated costs.
On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets. The following summarizes changes in the Company’s asset retirement obligations during the nine months ended September 30, 2015 (in thousands):

Balance at January 1, 2015	$26,533
Accretion expense	1,398
Additions	9,416
Loss on settlement of asset retirement obligations	4,233
Payments to settle asset retirement obligations	(17,220)
Balance at September 30, 2015	$24,360
In April 2015, the Company completed plug and abandonment ("P&A") activities for well Oyo-6 that was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $4.2 million. Accordingly, the Company recorded a $4.2 million loss on settlement of asset retirement obligations.
The table below shows the current and long-term portions of the Company's asset retirement obligations as of the end of each period:

(In thousands)	September 30, 2015	December 31, 2014
Asset retirement obligations, current portion	—	12,703
Asset retirement obligations, long-term portion	24,360	13,830
	$24,360	$26,533
Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

7. Debt

Short-Term Debt:

Promissory Note - Short-Term (Related Party)

In September 2015, the Company borrowed $2.0 million under a 30-day Promissory Note agreement entered into with an entity related to the Company's majority shareholder (the “2015 Short-Term Note”). The 2015 Short-Term Note accrued interest at a rate of the 30-day LIBOR plus 3% per annum, and was fully repaid in October 2015.

Short-Term Borrowing - Glencore Advances

In July 2015, the Company received $13.0 million as an advance under a stand-alone spot sales contract with Glencore Energy UK (the “July Advance”). Interest accrued on the July Advance at the rate of the 30-day LIBOR plus 6.5% per annum. Repayment of the July Advance was made from the July crude oil lifting.

In August 2015, the Company received a $26.5 million advance under a stand-alone spot sales contract with Glencore Energy UK Ltd. (the “August Advance”). Interest accrues on the August Advance at the rate of 30-day LIBOR plus 6.5% per annum. Partial repayment of the August Advance was made from the September crude oil lifting. The outstanding principal and interest under the August Advance of $11.3 million and $0.2 million, respectively, as of September 30, 2015, were fully repaid in October 2015.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt:

Promissory Note - Related Party

The Company has a $25.0 million borrowing facility under a Promissory Note (the “Promissory Note”) with Allied. Interest accrues on the outstanding principal under the Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In October 2015, the Promissory Note was amended to extend the maturity date to July 30, 2017. The entire $25.0 million facility amount can be utilized for general corporate purposes. As of September 30, 2015, the outstanding principal and interest under the Promissory Note was $25.0 million and $0.7 million, respectively.

Convertible Subordinated Note – Related Party

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

At the election of the holder, the Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the Convertible Subordinated Note). The Company may, at its option, prepay the Convertible Subordinated Note in whole or in part, at any time, without premium or penalty, and is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the Convertible Subordinated Note to any person upon written notice to the Company. As of September 30, 2015, the outstanding principal and accrued interest under the Convertible Subordinated Note was $50.0 million and $4.4 million, respectively.

2015 Convertible Note – Related Party

In March 2015, the Company entered into a new borrowing facility with Allied in the form of a Convertible Note (the “2015 Convertible Note”), allowing the Company to borrow up to $50.0 million for general corporate purposes. The 2015 Convertible Note will mature in December 2016. Interest accrues at the rate of LIBOR plus 5%, and is payable quarterly.

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

As of September 30, 2015, the Company had borrowed $48.0 million under the note and issued to Allied warrants to purchase approximately 2.6 million shares of the Company’s common stock at prices ranging from $2.46 to $7.85 per share. The total fair market value of the warrants amounting to $4.9 million based on the Black-Scholes option pricing model was recorded as a discount from the note, and is being amortized using the effective interest method over the life of the note. As of September 30, 2015, the unamortized balance of the note discount was $3.6 million.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of September 30, 2015, the Company owed $44.4 million under the 2015 Convertible Note, net of discount. Accrued interest on the 2015 Convertible Note was $1.3 million as of September 30, 2015.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Term Loan Facility contains normal and customary covenants including the delivery of the Company’s annual audited financial information each year, and a provision of priority of interest, in which the Company is to procure that its obligations under the Term Loan Facility do and will rank in priority with all its other current and future unsecured and unsubordinated obligations. The Company is also to provide a production and lifting schedule each month displaying the daily production totals and quantities lifted respectively from OMLs 120 and 121. The Company was in compliance with all loan covenants as of September 30, 2015.

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million, which were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of September 30, 2015, $1.8 million of the debt issuance cost remain unamortized. As of September 30, 2015, the Company recognized an unrealized foreign currency gain of $1.6 million on the Naira portion of the loan, reducing the net balance under the Term Loan Facility to $98.4 million. Of this amount, $73.8 million was classified as long-term and $24.6 million as short-term. Accrued interest for the Term Loan Facility was $2.5 million as of September 30, 2015.

8. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table sets forth the related party assets and liabilities as of September 30, 2015, and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Accounts receivable, CEHL	$624	$624
Accounts payable and accrued liabilities, CEHL	$26,154	$9,391
Short-term notes payable - related party, CEHL	$2,000	$—
Long-term notes payable - related party, CEHL	$119,352	$61,185
As of September 30, 2015 and December 31, 2014, the Company owed $26.2 million and $9.4 million, respectively, to an affiliate primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of September 30, 2015 and December 31, 2014, accrued and unpaid interest on the various related party notes payable were $6.7 million and $2.8 million, respectively.
In September 2015, the Company borrowed $2.0 million from an entity related to CEHL under a 30-day Promissory Note. See Note 7 – Debt for further information.
As of September 30, 2015, the Company had a long-term note payable balance of $119.4 million owed to an affiliate, consisting of the $50.0 million Convertible Subordinated Note, $25.0 million borrowings under the Promissory Note, and $44.4 million borrowings under the 2015 Convertible Note, net of discount. As of December 31, 2014, the Company had a long-term note payable balance of $61.2 million owed to an affiliate, consisting of the $50.0 million Convertible Subordinated Note and $11.2 million borrowings under the Promissory Note. See Note 7 – Debt for further information relating to the notes payable transactions.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Results from Operations

The table below sets forth a summary of transactions included in the Company's results of operations that were incurred with affiliates during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Total operating expenses, CEHL	$4,316	$5,939	$9,239	$10,185
Interest expense, CEHL	$1,591	$773	$3,868	$1,629

An affiliate of the Company provides procurement and logistical support services to the Company’s Nigerian operations. In connection therewith, during the three months ended September 30, 2015 and 2014, the Company incurred operating costs amounting to approximately $4.3 million and $5.9 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company incurred operating costs amounting to approximately $9.2 million and $10.2 million, respectively.

During the three months ended September 30, 2015 and 2014, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $1.6 million and $0.8 million, respectively, in relation to related party notes payable. During the nine months ended September 30, 2015 and 2014, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $3.9 million and $1.6 million, respectively.

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

In July 2015, having satisfied all material contractual obligations under the initial exploration period on its onshore blocks L1B and L16 in Kenya, the Company received approval from the Kenya Ministry of Energy and Petroleum to enter into the First Additional Exploration Period for both blocks, which will last two contract years, through July 2017. In accordance with the Kenya PSCs, during the First Additional Exploration Period, the Company is obligated, for each block, to (i) acquire, process, and interpret high density 300 square kilometer 3-D seismic at a minimum expenditure of $12.0 million, and (ii) drill one exploration well to a minimum depth of 3,000 meters at a minimum expenditure of $20.0 million.

Contingencies

Legal Contingencies

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2015, and through the filing date of this report, the Company does not believe the ultimate resolution of such

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.
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

Contingency under the Allied Transfer Agreement

As provided for under the Transfer Agreement with Allied, the Company is required to make the following additional payments upon the occurrence of certain future events: (i) $25.0 million cash or the equivalent in shares of the Company’s common stock within fifteen days following the approval of a development plan by the Nigerian Department of Petroleum Resources ("DPR")with respect to a first new discovery of hydrocarbons in a non-Oyo field area; and (ii) $25.0 million cash or the equivalent in shares of the Company’s common stock within fifteen days starting from the commencement of the first hydrocarbon production in commercial quantities in a non-Oyo field area. The number of shares to be issued shall be determined by calculating the average closing price of the Company’s common stock over a period of thirty days, counted back from the first business day immediately prior to the approval of a development plan by DPR or the date of the first hydrocarbon production in commercial quantities, as applicable.

10. Stock-Based Compensation

Stock Options

During the nine months ended September 30, 2015, the Company granted to certain employees options to purchase a total of 266,668 shares of common stock with a three-year vesting period. During the same period, options to purchase 152,844 shares of common stock were forfeited.

During the nine months ended September 30, 2015, the Company issued 5,000 shares of common stock as a result of the exercise of stock options.

Stock Warrants

During the nine months ended September 30, 2015, in connection with the execution of the 2015 Convertible Note, the Company issued to Allied warrants to purchase approximately 2.6 million shares of the Company’s common stock at exercise prices ranging from$2.46 to $7.85 per share. The warrants are exercisable at any time starting from the date of issuance and have a five-year term.
During the nine months ended September 30, 2015, 0.2 million previously issued warrants were forfeited.

During the nine months ended September 30, 2015, the Company issued 0.3 million shares of common stock as a result of the exercise of stock warrants for cash proceeds totaling approximately $1.8 million.

Restricted Stock Awards

During the nine months ended September 30, 2015, the Company granted officers, directors, and employees a total of approximately 1.2 million shares of restricted common stock with vesting periods varying from immediate vesting to 36 months. During the same period, 39,397 shares of restricted common stock were forfeited.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Segment activity for the three and nine months ended September 30, 2015 and 2014, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended September 30,
2015
Revenues	$28,667	$—	$—	$—	$—	$28,667
Operating income (loss)	$(44,858)	$(1,056)	$(3,985)	$(444)	$(3,080)	$(53,423)
2014
Revenues	$19,010	$—	$—	$—	$—	$19,010
Operating income (loss)	$(37,040)	$(614)	$(341)	$(43)	$(3,508)	$(41,546)

Nine months ended September 30,
2015
Revenues	$28,667	$—	$—	$—	$—	$28,667
Operating loss	$(65,883)	$(7,162)	$(4,647)	$(1,393)	$(12,190)	$(91,275)
2014
Revenues	$53,844	$—	$—	$—	$—	$53,844
Operating loss	$(51,349)	$(2,689)	$(983)	$(49)	$(12,430)	$(67,500)
Total assets by segment as of September 30, 2015, and December 31, 2014, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of September 30, 2015	$705,697	$1,383	$3,028	$1,937	$2,371	$714,416
As of December 31, 2014	$609,243	$8,527	$2,739	$1,413	$16,521	$638,443

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

Our asset portfolio consists of nine licenses across four countries covering an area of approximately 40,000 square kilometers (approximately 10 million acres). We own producing properties offshore Nigeria and conduct exploration activities offshore Nigeria, onshore and offshore Kenya, offshore The Gambia, and offshore Ghana.

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

Cumulative production from wells Oyo-7 and Oyo-8 from May 2015 to September 2015 was approximately 1.5 million Bbls (approximately 1.3 million Bbls net to the Company after royalty). Combined daily production from both wells in the three months ended September 30, 2015, was approximately 11,600 BOPD (approximately 10,200 BOPD net to the Company after royalty).

Current plans include the re-entry and re-completion of previously shut-in well Oyo-5 into a water injection well, and drilling of an additional development well to increase oil production from the Oyo field. Additionally, the Company plans to drill one or two exploration wells, depending on capital and rig availability.

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

The initial exploration period for onshore blocks L1B and L16 ended in June 2015. Having satisfied all material contractual obligations under the initial exploration period, the Company received approval from the Kenya Ministry of Energy and Petroleum to enter into the First Additional Exploration Period for both blocks. The First Additional Exploration Period for both blocks will last two contract years, through July 2017. In accordance with certain provisions of the Kenya PSCs, the Company relinquished 25% of its original acreage on block L1B; however, the Company was allowed to retain the totality of its original acreage in block L16. Further, in accordance with the Kenya PSCs, during the First Additional Exploration Period, the Company is obligated, for each block, to (i) acquire, process, and interpret high density 300 square kilometer 3-D seismic at a minimum expenditure of $12.0 million, and (ii) drill one exploration well to a minimum depth of 3,000 meters at a minimum expenditure of $20.0 million.

In August 2015, the Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for blocks L27 and L28, which will now last through February 2017. The remaining contractual obligation under the initial exploration period is for the Company to acquire, process, and interpret 3-D seismic data over both offshore blocks. The Company plans to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both offshore blocks to potential partners. Upon completion of the work program, the Company has the right to apply for up to two additional two-year exploration periods, with specified additional minimum work obligations, including the acquisition of seismic data and the drilling of one exploratory well on each block during each additional period.

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

The term of the initial exploration period for both blocks A2 and A5 was extended by two years through December 2018 following an amendment agreement (the "Amendment") entered into with The Republic of the Gambia in May 2015. As of September 30, 2015, the remaining contractual obligations, pursuant to the Amendment under the Gambia Licenses for both blocks, is for the Company to (i) complete the interpretation of approximately 1,600 square kilometer 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. As consideration for the Amendment, the Company agreed to (i) pay a $1.0 million extension fee, (ii) provide a full well guarantee on either block at such time that the Company enters into a farm-in agreement with a partner, and (iii) pay the annual contractual Training and Resources Expenses into a Government of Gambia bank account in The Gambia. The Company intends to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

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

In January 2015, the Petroleum Agreement became effective, following the signing of a Joint Operating Agreement between the Contracting Parties. The initial exploration period ends in January 2017. The remaining contractual obligations under the initial exploration period are to (i) complete the economic and commercial evaluation of three previously discovered fields (Tano North, Tano West, and Tano South) within nine months of the effective date of the Petroleum Agreement, (ii) reprocess existing 2-D and 3-D seismic data and (iii) drill one exploration well.

In October 2015, the Company completed its economic and commercial evaluation of the three previously discovered fields. The Company is currently working with its joint venture partners and relevant government entities on further optimization studies towards declaration of commercial viability.

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

Three months ended September 30, 2015, compared to three months ended September 30, 2014

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the three months ended September 30, 2015, were $28.7 million, as compared to $19.0 million for the same period in 2014. For the three months ended September 30, 2015, the Company sold approximately 571,000 net barrels of oil at an average price of $50.2/Bbl as compared to approximately 189,000 net barrels of oil at an average price of $100.9/Bbl for the same period in 2014.

During the three months ended September 30, 2015 and 2014, the average net daily production from the Oyo field was approximately 10,200 and 800 BOPD, respectively.

Operating Costs and Expenses

Production costs for the three months ended September 30, 2015, were $28.0 million, as compared to expenditures of $34.3 million for the same period in 2014. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized, and are subsequently expensed when crude oil is sold. The $6.2 million decrease in production costs in the three months ended September 30, 2015, as compared to the same period in 2014 was principally due to $9.2 million lower production expenditures associated with unsold crude oil inventory, partially offset by $2.1 million higher lifting costs and $1.2 million higher fuel costs.

During the three months ended September 30, 2015, the Company spent $0.4 million as additional repair costs for a control module associated with its well Oyo-4 that is currently operating as a gas injection well. The expenditure was recorded as a workover expense. There were no workover expenses incurred for the three months ended September 30, 2014.

During the three months ended September 30, 2015, the Company incurred $5.3 million of exploration expenses, including $3.9 million spent in The Gambia primarily for 3-D seismic acquisition, $0.8 million spent in Kenya for exploration activities, and $0.4 million spent in Ghana for exploration activities. During the three months ended September 30, 2014, the Company incurred $1.1 million of exploration expenses, including $0.3 million in The Gambia for exploration activities, $0.6 million in Kenya for exploration activities, and $0.2 million spent in Nigeria for exploration activities.

Depreciation, depletion and amortization (“DD&A”) expenses, including asset retirement obligation ("ARO") accretion, for the three months ended September 30, 2015, were $43.8 million, as compared to $21.7 million for the same period in 2014. During the three months ended September 30, 2015, DD&A expenses increased as compared to the same period in 2014 primarily due to higher sales volumes. The average depletion rate, for the three months ended September 30, 2015, including ARO accretion, was $76.7/Bbl, as compared to $115.2/Bbl in the same period in 2014.

In April 2015, the Company completed plug and abandonment (P&A) activities for well Oyo-6 that was previously shut-in. Additional P&A expenditures paid in the three months ended September 30, 2015, in relation to well Oyo-6 were $0.8 million. Accordingly, the Company recognized this cost as a loss on settlement of its ARO. No P&A activity occurred during the same period in 2014.

General and administrative (G&A) expenses for the three months ended September 30, 2015 were $3.9 million, as compared to $3.4 million in the same period in 2014. The increase in 2015 is primarily due to increased overhead costs incurred to support the Company's foreign operations.

Other Income (Expense)
Other expense for the three months ended September 30, 2015 was $5.5 million, consisting of $5.7 million interest expense on borrowings, partially offset by a $0.2 million gain on foreign currency transactions. Other expense for the same period in 2014 was $0.7 million, primarily for interest accrued on the related party note payable.

Income Taxes

Income taxes were nil for each of the three months ended September 30, 2015 and 2014. The Company is projecting negative taxable earnings for its Nigerian operations for the fiscal year ended December 31, 2015, and thus is not subject to petroleum profit taxes in Nigeria. The Company had negative taxable earnings in its Nigerian operations in 2014 and thus was not subject to petroleum profit taxes in Nigeria.

Nine months ended September 30, 2015, compared to nine months ended September 30, 2014

Revenues

Revenue is recognized when a lifting (sale) occurs. Crude oil revenues for the nine months ended September 30, 2015, were $28.7 million, as compared to $53.8 million for the same period in 2014. For the nine months ended September 30, 2015, the Company sold approximately 571,000 net barrels of oil at an average price of $50.2/Bbl as compared to approximately 506,000 net barrels of oil at an average price of $106.4/Bbl for the same period in 2014.

During the nine months ended September 30, 2015 and 2014, the average net daily production from the Oyo field, over the days production actually occurred, was approximately 8,700 and 1,300 BOPD, respectively.

Operating Costs and Expenses

Production costs for the nine months ended September 30, 2015, were $43.7 million, as compared to $72.6 million for the same period in 2014. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized and are subsequently expensed when crude oil is sold. The $28.9 million decrease in production costs year-over-year was primarily due to $23.2 million lower production expenses associated with unsold crude oil inventory and $26.0 million agreed-upon retroactive FPSO operating day rate cost reductions, and $4.1 million reduction in certain other production costs, partially offset by $22.2 million higher FPSO costs and $2.1 million higher lifting costs in 2015.

During the nine months ended September 30, 2015, the Company spent $1.0 million to repair a control module associated with its well Oyo-4 that is currently operating as a gas injection well. The expenditure was recorded as a workover expense. There were no workover expenses incurred for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company incurred $13.3 million exploration expenses, including $6.9 million spent in Kenya primarily for 2-D seismic acquisition and processing, $4.6 million spent in The Gambia primarily for 3-D seismic acquisition, $1.3 million spent in Ghana for exploration activities, and $0.4 million spent in Nigeria for exploration activities. During the nine months ended September 30, 2014, the Company incurred $3.9 million of exploration expenses, including $2.7 million spent in Kenya, $1.0 million in The Gambia, and $0.2 million in Nigeria.

DD&A expenses, including ARO accretion, for the nine months ended September 30, 2015, were $44.9 million, as compared to $32.7 million for the same period in 2014. During the nine months ended September 30, 2015, DD&A expenses increased as compared to the same period in 2014 primarily due to higher production volumes. The average depletion rate for the nine months ended September 30, 2015, including ARO accretion expense, was $78.7/Bbl, as compared to $64.6/Bbl in the same period in 2014.

In April 2015, the Company completed P&A activities for well Oyo-6 that was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $4.2 million. Accordingly, the Company recognized a $4.2 million loss on settlement of its asset retirement obligations during the nine months ended September 30, 2015. No P&A activity occurred during the same period in 2014.

G&A expenses for the nine months ended September 30, 2015 were $12.8 million, as compared to $12.2 million in the same period in 2014. The increase in 2015 is primarily due to increased overhead costs incurred to support the Company's foreign operations and certain higher severance costs recognized in May 2015, partially offset by lower charges for consulting services incurred as compared to the same period in 2014 in relation to a consulting agreement for investor relations services.

Other Income (Expense)

Other expense for the nine months ended September 30, 2015, was $10.3 million, consisting of $12.5 million in interest expense on borrowings, net of $2.2 million capitalized interest, partially offset by a $2.2 million gain on foreign currency transactions. Other expense for the same period in 2014 was $1.5 million, primarily for interest accrued on the related party note payable.

Income Taxes

Income taxes were nil for each of the nine months ended September 30, 2015 and 2014. The Company is projecting negative taxable earnings for its Nigerian operations for the fiscal year ended December 31, 2015, and thus is not subject to petroleum profit taxes in Nigeria. The Company had negative taxable earnings in its Nigerian operations in 2014 and thus was not subject to petroleum profit taxes in Nigeria.

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
The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. During the three and nine months ended September 30, 2015 and 2014, there were no separate identifiable re-measurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended September 30, 2015 and 2014, were $(0.28) and $(0.20), respectively, and for the nine months ended September 30, 2015 and 2014, were $(0.48) and $(0.40), respectively.

Liquidity

Cash Flows from Operating Activities

Cash used in operating activities in the nine months ended September 30, 2015, decreased by $17.0 million as compared to the same period in 2014 primarily because the period in 2015 does not include a $32.9 million payment made in 2014 to offset certain related party liabilities, while the period in 2015 includes $17.2 million in costs incurred to settle certain asset retirement obligations.

Cash Flows from Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015, consists of $83.2 million payments for additions to property, plant and equipment primarily for the ongoing Oyo field redevelopment campaign in the OMLs. The cash used in investing activities for the nine months ended September 30, 2014 included $170.0 million paid to Allied as partial consideration for the acquisition of the remaining economic interest in the OMLs and $59.5 million additions to property, plant, and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $77.5 million in the nine months ended September 30, 2015, consisted of $63.8 million borrowings from related parties, $11.3 million advance from Glencore, $1.9 million proceeds from the exercise of stock options and warrants, and $0.6 million in funding from an entity owning a non-controlling interest in the Company's Ghana subsidiary. Net cash provided by financing activities of $316.7 million for the nine months ended September 30, 2014, consisted of a $270.0 million investment from the sale of equity in conjunction with the acquisition of the Allied Assets, $50.0 million borrowings under the Term Loan Facility, a $10.6 million borrowing from a related party, $0.4 million of proceeds from the issuance of stock pursuant to employee stock option exercises, partially offset by a $12.4 million adjustment to the net assets of Allied in connection with the Allied Transaction and $1.9 million of fees paid to secure the Term Loan Facility.

Capital Resources

The Company’s primary cash requirements are for capital expenditures for the redevelopment of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in its unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

Crude oil production is a primary source of operating cash for the Company. The Company commenced production from the Oyo-8 well in early May 2015 and from the Oyo-7 well in mid-June 2015. Combined daily production from both wells in the three months ended September 30, 2015, was approximately 11,600 barrels of oil per day ("BOPD") (approximately 10,200 BOPD net to the Company after royalty), and the Company lifted and sold approximately 649,000 Bbls of crude oil (approximately 571,000 Bbls net to the Company). In October 2015, the Company lifted and sold approximately 845,000 Bbls of crude oil (approximately 744,000 Bbls net to the Company). Net proceeds to the Company were approximately $35.1 million.

The Government of Nigeria has implemented certain control measures with regards to the exportation and sale of crude oil products from Nigeria. Accordingly, petroleum producers are required to obtain export permits for each crude oil lifting. In arriving at determining the quantity of crude oil to grant each oil producer, the Government considers factors, such as the overall strategic volume of crude oil to be sold for the whole country, current fiscal needs, and each producer’s pro-rata share of total country production. During the period from May to September 2015, the Company produced approximately 1.5 million Bbls of crude oil and was only able to sell approximately 0.6 million Bbls due to export permit limitations. The resulting crude oil inventory of approximately 0.9 million Bbls as of September 30, 2015, was approaching the Company’s maximum crude oil storage capacity on its Floating Production Storage and Offloading vessel (“FPSO”). As a result, the Company had to curtail production from its producing wells.

The Company subsequently received a permit to export approximately 1.3 million Bbls for the period from October to December 2015. This would allow for re-establishing production at previous levels. Accordingly, the Company lifted and sold approximately 0.8 million Bbls in October, and is expecting to lift and sell approximately 0.5 million additional Bbls by December 31, 2015.

The Company is currently in the process of re-establishing production from its producing wells that were affected by the FPSO storage capacity issue, and expects to resume full production at previous rates. If actual production rates decline substantially below anticipated rates, or if oil prices decline significantly from current levels, the Company may need to seek additional sources of capital.

In March 2015, the Company entered into a borrowing facility with Allied for a Convertible Note (the "2015 Convertible Note"), separate from the existing $25.0 million Promissory Note and the $50.0 million Convertible Subordinated Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. As of September 30, 2015, the outstanding principal under the 2015 Convertible Note was $48.0 million. See Note 7 - Debt for additional information.

In July 2015, the Company received a $13.0 million advance under a stand-alone spot sales contract with Glencore Energy UK (the “July Advance”). Interest accrued on the July Advance at the rate of the 30-day LIBOR plus 6.5% per annum. Repayment of the July Advance was made from the July crude oil lifting.

In August 2015, the Company received a $26.5 million advance under a stand-alone spot sales contract with Glencore Energy UK Ltd. (the “August Advance”). Interest accrues on the August Advance at the rate of 30-day LIBOR plus 6.5% per annum. Partial repayment of the August Advance was made from the September crude oil lifting. The outstanding principal and interest under the August Advance of $11.3 million and $0.2 million, respectively, as of September 30, 2015, were fully repaid in October 2015. See Note 7 - Debt in the Notes to Unaudited Consolidated Financial Statements for additional information.

In September 2015, the Company borrowed $2.0 million under a 30-day Promissory Note agreement entered into with an entity related to the Company's majority shareholder (the “2015 Short-Term Note”). The 2015 Short-Term Note accrued interest at a rate of the 30-day LIBOR plus 3% per annum, and was fully repaid in October 2015.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of September 30, 2015, material off-balance sheet obligations include operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 196.20 Naira per each U.S. dollar for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $0.5 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the nine months ended September 30, 2015, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $5.7 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the nine months ended September 30, 2015, the weighted average interest rate on our variable rate debt was 8.6%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.3 million over a twelve month period.

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
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2014, the Company entered into a consulting agreement (the” Agreement”) with a consultant, pursuant to which the consultant agreed to represent the Company for a term of one-year in investors’ communications and public relations with existing and prospective shareholders, brokers, and other investment professionals with respect to the Company’s current and proposed activities, and to consult with the Company’s management concerning such activities.
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

In March 2015, the Company entered into a borrowing facility with Allied for the 2015 Convertible Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. As of September 30, 2015, the Company has drawn $48.0 million under the note and issued to Allied warrants to purchase approximately 2.6 million shares of the Company’s common stock at prices ranging from $2.46 to $7.85 per share. For further information, see Note 7 - Debt to the Unaudited Consolidated Financial Statements.

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
10.1
Offer of Employment as Senior Vice President and Chief Financial Officer, dated September 10, 2015, by and between the Company and Daniel Ogbonna (incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 15, 2015).

10.2	Amended and Extended Maturity Date of the Promissory Note dated June 6, 2011, amended October XX, 2015, by and among CAMAC Petroleum Limited and Allied Energy Plc.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Erin Energy Corporation
Date: November 9, 2015

/s/ Daniel Ogbonna
Daniel Ogbonna
Senior Vice President and Chief Financial Officer (Principal Financial Officer)