Form 10-Q
period 2016-03-31
Erin Energy Corp.
filed 2016-05-10
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At May 2, 2016, there were 212,284,732 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$698	$8,363
Restricted cash	540	8,661
Accounts receivable - trade	—	1,029
Accounts receivable - partners	570	287
Accounts receivable - related party	1,635	1,186
Accounts receivable - other	25	28
Crude oil inventory	5,222	4,789
Prepaids and other current assets	5,214	684
Total current assets	13,904	25,027

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	344,459	348,331
Other property, plant and equipment, net	1,165	1,174
Total property, plant and equipment, net	345,624	349,505

Other non-current assets	76	67

Total assets	$359,604	$374,599

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$228,122	$213,120
Accounts payable and accrued liabilities - related party	33,293	30,133
Accounts payable - partners	33	—
Current portion of long-term debt	90,782	96,558
Total current liabilities	352,230	339,811

Long-term notes payable - related party	123,702	120,006
Asset retirement obligations	21,061	20,609

Total liabilities	496,993	480,426

Commitments and contingencies (Note 10)

Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 212,284,732 and 211,615,773 shares issued as of March 31, 2016 and December 31, 2015, respectively	212	212
Additional paid-in capital	790,648	789,615
Accumulated deficit	(928,862)	(896,451)
Treasury stock at cost, 83,113 and -0- shares as of March 31, 2016 and December 31, 2015, respectively	(189)	—
Total deficit - Erin Energy Corporation	(138,191)	(106,624)
Non-controlling interests	802	797
Total capital deficiency	(137,389)	(105,827)
Total liabilities and capital deficiency	$359,604	$374,599
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Crude oil sales, net of royalties	$4,929	$—

Operating costs and expenses:
Production costs	22,564	21,315
Crude oil inventory (increase) decrease	(831)	13
Exploratory expenses	2,062	6,515
Depreciation, depletion and amortization	4,812	120
Accretion of asset retirement obligations	452	577
Loss on settlement of asset retirement obligations	205	—
General and administrative expenses	3,958	3,491
Total operating costs and expenses	33,222	32,031

Operating loss	(28,293)	(32,031)

Other income (expense):
Currency transaction gain	863	1,436
Interest expense	(5,425)	(2,611)
Total other income (expense)	(4,562)	(1,175)

Loss before income taxes	(32,855)	(33,206)
Income tax expense	—	—
Net loss before non-controlling interest	(32,855)	(33,206)

Net loss attributable to non-controlling interest	444	147

Net loss attributable to Erin Energy Corporation	$(32,411)	$(33,059)

Net loss per common share:
Basic	$(0.15)	$(0.16)
Diluted	$(0.15)	$(0.16)
Weighted average common shares outstanding:
Basic	211,844	210,470
Diluted	211,844	210,470

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$212	$789,615	$(896,451)	$—	$797	$(105,827)
Common stock issued	—	145	—	—	—	145
Stock-based compensation	—	888	—	—	—	888
Transfer to treasury upon vesting of restricted stock	—	—	—	(189)	—	(189)
Non-controlling interest	—	—	—	—	449	449
Net loss	—	—	(32,411)	—	(444)	(32,855)
Balance at March 31, 2016	$212	$790,648	$(928,862)	$(189)	$802	$(137,389)

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss, including non-controlling interest	$(32,855)	$(33,206)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	4,812	120
Accretion of asset retirement obligations	452	577
Amortization of debt discount and debt issuance costs	878	267
Foreign currency transaction gain	(863)	(1,436)
Share-based compensation	888	1,320
Payments to settle asset retirement obligations	—	(6,282)
Change in operating assets and liabilities:
Decrease in accounts receivable	782	894
Decrease (increase) in crude oil inventory	(831)	13
Increase in prepaids and other current assets	(4,539)	(1,012)
Increase in accounts payable and accrued liabilities	21,123	22,157
Net cash used in operating activities	(10,153)	(16,588)

Cash flows from investing activities
Capital expenditures	(3,554)	(35,300)
Net cash used in investing activities	(3,554)	(35,300)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	145	—
Payments for treasury stock arising from withholding taxes upon restricted stock vesting	(189)	—
Repayments of term loan facility	(5,981)	—
Proceeds from notes payable - related party, net	3,000	33,815
Funds released from restricted cash	8,121	—
Funding from non-controlling interest	—	374
Net cash provided by financing activities	5,096	34,189

Effect of exchange rate changes on cash and cash equivalents	946	297

Net decrease in cash and cash equivalents	(7,665)	(17,402)
Cash and cash equivalents at beginning of period	8,363	25,143
Cash and cash equivalents at end of period	$698	$7,741

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$5,280	$2,093
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$—	$125
Discount on notes payable pursuant to issuance of warrants	$—	$2,067

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

Erin Energy Corporation (NYSE MKT: ERN; JSE: ERN) is an independent oil and gas exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s asset portfolio consists of nine licenses across four countries covering an area of approximately 40,000 square kilometers (approximately 10 million acres). The Company owns producing properties and conducts exploration activities offshore Nigeria, conducts exploration activities offshore Ghana and The Gambia, and both onshore and offshore Kenya.
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
The Company also conducts certain business transactions with its majority shareholder, CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied Energy Plc. (“Allied”). See Note 9 - Related Party Transactions for further information.
The Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, Dr. Kase L. Lawal, is a director of each of the above listed related parties. He indirectly owns 27.7% of CEHL, which is the majority shareholder of the Company. As a result, he may be deemed to have an indirect material interest in transactions contemplated with any of the above companies and their affiliates.

2. Basis of Presentation and Recently Issued Accounting Standards

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned direct and indirect subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature. This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the underlying assets and is depleted using the unit-of-production method in the same manner as the underlying assets.
During the three months ended March 31, 2016 and 2015, the Company capitalized nil and $1.3 million, respectively, in interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign.

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the three months ended March 31, 2016, 83,113 shares were withheld for taxes at a total cost of $0.2 million. The Company had no treasury stock withheld for taxes during the three months ended March 31, 2015.

The following table sets forth certain information with respect to the withholding and related repurchases of our common stock during the quarter ended March 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2016	3,643	$4.02
February 1 - February 29, 2016	62,152	2.16
March 1 - March 31, 2016	17,318	2.31
Total	83,113	$2.28

(1)	All shares repurchased were surrendered by employees to settle tax withholding obligations upon the vesting of restricted stock awards.

Net Earnings (Loss) Per Common Share

Basic net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding at the end of the reporting period. Diluted net earnings or loss per share is computed by dividing net earnings or loss by the fully dilutive common stock equivalent, which consists of shares outstanding, augmented by potentially dilutive shares issuable upon the exercise of the Company's stock options and non-vested restricted stock awards, calculated using the treasury stock method.

The table below sets forth the number of stock options, and non-vested restricted stock that were excluded from dilutive shares outstanding during the three months ended March 31, 2016 and 2015, as these securities are anti-dilutive because the Company was in a loss position during each period.

	Three Months Ended March 31,
(In thousands)	2016	2015
Stock options	328	425
Unvested restricted stock awards	1,546	1,301
	1,874	1,726
Upon the occurrence of certain events, the Company is also contingently liable to make additional payments to Allied, under the Transfer Agreement, up to an additional amount totaling $50.0 million in cash, or the equivalent in shares of the Company’s common stock, at Allied’s option. See Note 10 - Commitments and Contingencies for further information.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debt at floating interest rates, approximate their fair values at March 31, 2016 and December 31, 2015, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

Reclassification

Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement to retroactively adopt the equity method of accounting. ASU No. 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and the Company will adopt this standards update, as required, beginning with the first quarter of 2017. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net). ASU No. 2015-08 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2016-08 is effective for interim and annual periods beginning after

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas of simplification in ASU NO. 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and the Company will adopt this standards update, as required, beginning with the first quarter of 2017. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

Adoption of Previously Issued ASUs

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, the Company recorded and presented debt issuance costs as part of prepaids and other current assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. The adoption of ASU 2015-03 resulted in the reclassification of approximately $1.6 million unamortized debt issuance costs related to the Company's Term Loan Facility (see Note 8 - Debt) from prepaids and other current assets to current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.

3. Liquidity Matters and Going Concern

The Company incurred losses from operations for the three months ended March 31, 2016. As of March 31, 2016, the Company's total current liabilities of $352.2 million exceeded its total current assets of $13.9 million, resulting in a working capital deficit of $338.3 million. As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem associated with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

The Company is currently pursuing a number of actions, including (i) obtaining additional funds through public or private financing sources, (ii) restructuring existing debts from lenders, (iii) obtaining forbearance of debt from trade creditors, (iv) reducing ongoing operating costs, (v) minimizing projected capital costs for the 2016 exploration and development campaign and (vi) farming-out a portion of our rights to certain of our oil and gas properties. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	March 31, 2016	December 31, 2015
Wells and production facilities	$328,787	$329,133
Proved properties	386,196	386,196
Work in progress and other	65,793	65,043
Oilfield assets	780,776	780,372
Accumulated depletion	(446,757)	(442,481)
Oilfield assets, net	334,019	337,891
Unevaluated leaseholds	10,440	10,440
Oil and gas properties, net	344,459	348,331

Other property and equipment	3,092	2,963
Accumulated depreciation	(1,927)	(1,789)
Other property and equipment, net	1,165	1,174

Total property, plant and equipment, net	$345,624	$349,505

All of the Company’s oilfield assets are located offshore Nigeria in the Oil Mining Leases 120 and 121 (the "OMLs"). “Work-in-progress and other” includes suspended costs for wells that are not yet completed, as well as warehouse inventory items purchased as part of the redevelopment plan of the Oyo field.

The Company’s unevaluated leasehold costs include costs to acquire the rights to the exploration acreage in its various oil and gas properties.

5. Suspended Exploratory Well Costs

In November 2013, the Company achieved both its primary and secondary drilling objectives for the well Oyo-7. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three Miocene intervals totaling approximately 65 feet, as interpreted by the logging-while-drilling (“LWD”) data. Plans are underway to secure a rig to drill at least one exploration well in the nearby G-Prospect. The primary objective of the G-Prospect is to target the same Miocene-age sediments as the ones found in the Oyo-7 exploratory drilling objective. Suspended exploratory well costs were $26.5 million at both March 31, 2016 and December 31, 2015 for the costs related to the Miocene exploratory drilling activities.
In August 2014, the Company drilled well Oyo-8 to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management has completed a detailed evaluation of the results and has future development plans in the area. Suspended exploratory well costs were $6.5 million at both March 31, 2016 and December 31, 2015 for the costs related to the Pliocene exploration drilling activities in the eastern fault block.

6. Accounts Payable and Accrued Liabilities

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Accounts payable - vendors	$169,559	$153,085
Amounts due to government entities	56,721	53,119
Accrued payroll and benefits	906	629
Accrued interest	100	2,510
Other liabilities	836	3,777
	$228,122	$213,120

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets. The following summarizes changes in the Company’s asset retirement obligations during the three months ended March 31, 2016 (in thousands):

Balance at January 1, 2016	$20,609
Accretion expense	452
Balance at March 31, 2016	$21,061
Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

8. Debt

Short-Term Debt – Term Loan Facility:

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility. 90.0% of the Term Loan Facility was available in U.S. dollar, while the remaining 10% was available in Nigerian Naira. U.S. dollar borrowings under the Term Loan Facility currently bear interest at the rate of LIBOR plus 11.1%. The obligations under the Term Loan Facility include a legal charge over the OMLs and an assignment of proceeds from oil sales. The obligations of EPNL have been guaranteed by the Company and rank in priority with all its other obligations. Proceeds from the Term Loan Facility were used for the further expansion and development of the Oyo field offshore Nigeria.

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million, which were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of March 31, 2016, $1.4 million of the debt issuance costs remained unamortized.

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

Further, the Bank has the right to unilaterally review the terms and conditions of the Term Loan Facility and, among other things, terminate the Term Loan Facility and accelerate its maturity based on any adverse information putting the Term Loan Facility at risk. The Company believes that the likelihood of the Bank electing to terminate the Term Loan Facility and accelerate its maturity is remote, given the Bank’s demonstrated willingness to restructure the Term Loan Facility. In April 2016, as part of ongoing discussions to restructure the Term Loan Facility, the Bank made a proposal granting certain concessions, including deferring all principal payments for one year, through June 2017. The Company is evaluating the bank’s proposal and expects to reach a mutually beneficial restructuring agreement with the Bank. Although the Company believes that its discussions with the Bank will yield favorable results, there can be no assurances that the final agreement with the Bank will be favorable to the Company.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2016, the Company made payments of $0.4 million and $5.6 million for the principal repayment of the Naira portion of the loan due on March 31, 2016 and for the U.S. dollar principal that was due as of December 31, 2015, respectively. In March 2016, the Bank agreed to defer, for 90 days, the $5.6 million U.S. dollar principal that would have been due on March 31, 2016. If ongoing loan restructuring discussions with the Bank conclude positively, all principal repayments will be deferred for one year, through June 2017.

As of March 31, 2016, the Company recognized an unrealized foreign currency gain of $1.5 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $90.8 million, net of debt discount. Accrued interest for the Term Loan Facility was $0.1 million as of March 31, 2016.

Long-Term Debt – Related Party:

As of March 31, 2016, the Company’s long-term related party debt was $123.7 million, consisting of $25.0 million owed under a 2011 Promissory Note, $50.0 million owed under a 2014 Convertible Subordinated Note, $45.7 million, net of discount, under a 2015 Convertible Note, and $3.0 million under a 2016 Promissory Note.

Allied, a related party, is the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of March 31, 2016, the Company was not in compliance with certain default provisions of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied has agreed to waive its rights under all default provisions of each of the Allied Notes through April 2017.

2011 Promissory Note

The Company has a $25.0 million borrowing facility under a Promissory Note (the “2011 Promissory Note”) with Allied. Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In October 2015, the 2011 Promissory Note was amended to extend the maturity date by one year to July 30, 2017. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. The entire $25.0 million facility amount can be utilized for general corporate purposes. As of March 31, 2016, the outstanding principal and accrued interest under the 2011 Promissory Note was $25.0 million and $1.1 million, respectively.

2014 Convertible Subordinated Note

As partial consideration in connection with the February 2014 acquisition of the Allied Assets, the Company issued a $50.0 million Convertible Subordinated Note in favor of Allied (the “2014 Convertible Subordinated Note”). Interest on the 2014 Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the 2014 Convertible Subordinated Note five years from the closing of the Allied Transaction.

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014 Convertible Subordinated Note by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. Interest is due and payable quarterly on the 2014 Convertible Subordinated Note. As of March 31, 2016, the Company owed $5.9 million in interest under the 2014 Convertible Subordinated Note.

The Company may, at its option, prepay the 2014 Convertible Subordinated Note in whole or in part, at any time, without premium or penalty. Further, the 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

may assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company. As of March 31, 2016, the outstanding principal under the 2014 Convertible Subordinated Note was $50.0 million.

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

As of March 31, 2016, the Company had borrowed $48.0 million under the note and issued to Allied warrants to purchase approximately 2.6 million shares of the Company’s common stock at prices ranging from $2.46 to $7.85 per share. The total fair market value of the warrants amounting to $4.9 million based on the Black-Scholes option pricing model was recorded as a discount from the note, and is being amortized using the effective interest method over the life of the note. As of March 31, 2016, the unamortized balance of the note discount was $2.3 million.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of March 31, 2016, the outstanding balance of the 2015 Convertible Note, net of discount, was $45.7 million. Accrued interest on the 2015 Convertible Note was $2.7 million as of March 31, 2016.

Subsequent to March 31, 2016, the Company borrowed an additional $0.5 million under the 2015 Convertible Note and issued to Allied warrants to purchase approximately 48,291 shares of the Company's common stock with an exercise price of ranging from $2.00 to $2.13 per share.

2016 Promissory Note

In March 2016, the Company borrowed $3.0 million under a short-term Promissory Note agreement entered into with an entity related to the Company's majority shareholder. In April 2016, the Company borrowed an additional sum of $1.0 million from the same lender, under another short-term Promissory Note. Both notes accrue interest at a rate of the 30-day LIBOR plus 7% per annum.

In May 2016, the Lender of the two Promissory Notes agreed to combine both notes into a $10.0 million borrowing facility (the "2016 Promissory Note") with a maturity date of September 2017. Interest accrues at a rate of the 30-day LIBOR plus 7% per annum. As of March 31, 2016, the Company is deemed to have borrowed $3.0 million under the 2016 Promissory Note.

9. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table sets forth the related party assets and liabilities as of March 31, 2016, and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Accounts receivable, CEHL	$1,635	$1,186
Accounts payable and accrued liabilities, CEHL	$33,293	$30,133
Long-term notes payable - related party, CEHL	$123,702	$120,006

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016 and December 31, 2015, the related party receivable balances of $1.6 million and $1.2 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.
As of March 31, 2016 and December 31, 2015, the Company owed $33.3 million and $30.1 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of March 31, 2016 and December 31, 2015, accrued and unpaid interest on the various related party notes payable were $10.0 million and $8.3 million, respectively.
As of March 31, 2016, the Company had a combined note payable balance of $123.7 million owed to affiliates, consisting of a $50.0 million 2014 Convertible Subordinated Note, $25.0 million in borrowings under the 2011 Promissory Note, a $45.7 million borrowing under the 2015 Convertible Note, net of discount, and $3.0 million under the 2016 Promissory Note. As of December 31, 2015, the Company had a combined note payable balance of $120.0 million owed to an affiliate, consisting of the $50.0 million 2014 Convertible Subordinated Note, $25.0 million in borrowings under the 2011 Promissory Note, and $45.0 million borrowing under the 2015 Convertible Note, net of discount. See Note 8 – Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth a summary of transactions included in the Company's results of operations that were incurred with affiliates during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Total operating expenses, CEHL	$1,683	$1,956
Interest expense, CEHL	$1,676	$1,032

Certain affiliates of the Company provides procurement and logistical support services to the Company’s operations. In connection therewith, during the three months ended March 31, 2016 and 2015, the Company incurred operating costs amounting to approximately $1.7 million and $2.0 million, respectively.

During the three months ended March 31, 2016 and 2015, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $1.7 million and $1.0 million, respectively, in relation to related party notes payable.

10. Commitments and Contingencies

Commitments

In February 2014, a long-term contract was signed for the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana, which is the vessel currently connected to the Company’s productive wells, Oyo-7 and Oyo-8, offshore Nigeria. The contract provides for an initial term of seven years beginning January 1, 2014, with an automatic extension for an additional term of two years unless terminated by the Company with prior notice. The FPSO can process up to 40,000 barrels of liquid per day, with a storage capacity of approximately one million barrels. The annual minimum contractual commitment per the terms of the agreement is approximately $48.4 million per year through 2020.

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

In March 2016, the Company entered into a contract for light well intervention services using the intervention vessel Island Constructor (the "Well Intervention Contract") to repair the faulty subsurface controlled subsurface safety valve following the curtailment of production from well Oyo-8 in September 2015. As of March 31, 2016, remaining obligations under the Well Intervention Contract was approximately $2.2 million.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Legal Contingencies

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2016, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

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

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the Allied Assets pursuant to the Transfer Agreement and (2) issued shares to the PIC in a private placement (collectively the “February 2014 Transactions”). The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) our majority shareholder, CEHL. The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the 2014 Transactions, and a direct claim for aiding and abetting against Dr. Lawal. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint.

Unrecognized Loss Contingency

As of March 31, 2016, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the Company believes that, based on its experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $9.6 million.

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

Contingency under the 2015 Convertible Note

As part of the condition to the extension of the maturity date of the 2015 Convertible Note, which extension was entered into in March 2016, the Company is required to (i) pay to Allied an amount equal to ten percent (10%) of any successful debt fundraising event completed during the remaining term of the 2015 Convertible Note; and (ii) pay to Allied an amount equal to twenty percent (20%) of any successful equity fundraising event completed during the remaining term of the 2015 Convertible Note.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation

Stock Options

The table below sets forth a summary of stock option activity for the three months ended March 31, 2016.

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	2,532	$2.10	1.6
Granted	—	$—	—
Exercised	(438)	$1.94	—
Forfeited	—	$—	—
Expired	(65)	$4.10	—
Outstanding at March 31, 2016	2,029	$2.31	1.8
Expected to vest	540	$3.10	3.5
Exercisable at March 31, 2016	1,489	$2.02	1.1

During the three months ended March 31, 2016, the Company issued 173,127 shares of common stock as a result of the exercise of stock options, and options to purchase 64,638 shares of common stock were forfeited.

Stock Warrants

The table below sets forth a summary of stock warrant activity for the three months ended March 31, 2016.

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	2,935	$3.61	4.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2016	2,935	$3.61	4.0
Expected to vest	—	$—	—
Exercisable at March 31, 2016	2,935	$3.61	4.0

Restricted Stock Awards

The table below sets forth a summary of restricted stock awards (“RSAs”) activity for the three months ended March 31, 2016.

	Shares (In Thousands)	Weighted-Average Grant Date Price Per Share
Restricted Stock
Non-vested at December 31, 2015	1,114	3.21
Granted	1,315	2.18
Vested	(496)	2.86
Forfeited	(39)	2.29
Non-vested as of March 31, 2016	1,894	2.60

During the three months ended March 31, 2016, the Company granted officers, directors, and employees a total of approximately 1.3 million shares of restricted common stock, including 0.5 million performance-based restricted stock awards ("PBRSA"), with vesting periods varying from immediate vesting to 36 months. During the same period, 38,941 shares of restricted common stock were forfeited.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

With regards to the PBRSA, each grant will vest if the individuals remain employed three years from the date of grant and the Company achieves specific performance objectives at the end of the designated performance period. Up to 50% additional shares may be awarded if performance objectives are exceeded. None of the PBRSAs will vest if certain minimum performance goals are not met. The performance conditions are based on the Company’s total shareholder return over the performance period compared to an industry peer group of companies. Total estimated compensation expense is $0.6 million over three years.

12. Segment Information
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

Segment activity for the three months ended March 31, 2016 and 2015 are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended March 31,
2016
Revenues	$4,929	$—	$—	$—	$—	$4,929
Operating income (loss)	$(23,160)	$(542)	$(274)	$(886)	$(3,431)	$(28,293)
2015
Revenues	$—	$—	$—	$—	$—	$—
Operating income (loss)	$(22,236)	$(5,551)	$(371)	$(294)	$(3,579)	$(32,031)
Total assets by segment as of March 31, 2016, and December 31, 2015, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of March 31, 2016	$351,195	$1,366	$3,017	$3,411	$615	$359,604
As of December 31, 2015	$366,766	$1,399	$3,016	$2,447	$971	$374,599

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

Our shares are traded on both the NYSE MKT and on the Johannesburg Stock Exchange ("JSE") under the symbol “ERN.”

Our asset portfolio consists of nine licenses across four countries covering an area of approximately 10 million acres (approximately 40,000 square kilometers). We own producing properties offshore Nigeria and conduct exploration activities as an operator offshore Nigeria and conduct exploration activities as an operator onshore and offshore Kenya, offshore The Gambia, and offshore Ghana.

Our operating subsidiaries include Erin Petroleum Nigeria Limited, CAMAC Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited.

We conduct certain business transactions with our majority shareholder, CAMAC Energy Holdings Limited (“CEHL”) and its affiliates, which include CAMAC International Nigeria Limited (“CINL”) and Allied. See Note 9 - Related Party Transactions to the Notes to Unaudited Consolidated Financial Statements for further information.

Our Executive Chairman of the Board of Directors and Chief Executive Officer, Dr. Kase L. Lawal, is a director of each of the above listed related parties. He indirectly owns 27.7% of CEHL, which is the majority shareholder of the Company. As a result, he may be deemed to have an indirect material interest in transactions contemplated with CEHL and any of its affiliates. In March 2016, the Company announced the retirement of Dr. Lawal from service as a member and the Executive Chairman of the Board of Directors and the Chief Executive Officer of the Company effective as of the first day after the Company’s 2016 annual meeting of stockholders. Further, the Company announced that John Hofmeister, a current member of the Board of Directors subject to his reelection, would succeed Dr. Lawal as the Chairman of the Board of Directors, and Segun Omidele, the current Chief Operating Officer, would succeed Dr. Lawal as the Chief Executive Officer.

Nigeria

The Company currently owns 100% of the economic interests in the OMLs, which include the currently producing Oyo field.

In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. Current production from the Oyo field is approximately 8,900 BOPD (approximately 7,800 BOPD net to the Company)

Current plans include drilling a development well in the Oyo field, and drilling an exploration well in the Miocene formation of the OMLs, subject to capital and rig availability.

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

The Company is currently in the First Additional Exploration Period for both onshore blocks, which will last through July 2017. In accordance with the Kenya PSCs, the Company is obligated, for each block, to (i) acquire, process and interpret high density

300 square kilometer 3-D seismic data at a minimum expenditure of $12.0 million and (ii) drill one exploration well to a minimum depth of 3,000 meters at a minimum expenditure of $20.0 million. The Company plans to pursue completion of the work program and is considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

In August 2015, the Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for offshore blocks L27 and L28, which will now last through February 2017. The remaining contractual obligation under the initial exploration period is for the Company to acquire, process and interpret 1,500 square kilometers of 3-D seismic data over both offshore blocks. The Company plans to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both offshore blocks to potential partners. Upon completion of the work program, the Company has the right to apply for up to two additional two-year exploration periods, with specified additional minimum work obligations, including the acquisition of seismic data and the drilling of one exploratory well on each block during each additional period.

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

The term of the initial exploration period for both blocks A2 and A5, now extended through December 2018, require for the Company to (i) complete the processing and interpretation of approximately 1,600 square kilometers of 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. The 3-D seismic processing by an outside contractor is ongoing and is expected to be completed by the third quarter of 2016. The Company intends to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

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

The Petroleum Agreement became effective in January 2015. Having completed the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties have presented this conclusion to the relevant government entities. The Ghanian Government is currently reviewing the requests for adjustment of the fiscal terms.

Results of Operations
The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and the notes thereto contained in this report, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 24, 2016 with the SEC.

Three months ended March 31, 2016, compared to three months ended March 31, 2015

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the three months ended March 31, 2016, were $4.9 million, as compared to nil for the same period in 2015. For the three months ended March 31, 2016, the Company sold approximately 161,000 net barrels of oil at an average price of $30.54/Bbl. There were no oil liftings during the three months ended March 31, 2015.

During the three months ended March 31, 2016, the average daily production from the Oyo field, net of royalty, was approximately 1,800 BOPD.

Operating Costs and Expenses

Production costs for the three months ended March 31, 2016, were $22.6 million, as compared to expenditures of $21.3 million for the same period in 2015. Production costs include costs directly related to the production of hydrocarbons. Production costs increased in 2016 primarily because certain logistical support costs that were previously partially capitalized in 2015, because they were shared with drilling activities, remained in production costs in 2016 since there was no drilling campaign.

During the three months ended March 31, 2016, the Company incurred $2.1 million of exploration expenses, including $0.9 million spent in Ghana, $0.5 million spent in Kenya, $0.4 million spent in Nigeria, and $0.3 million spent in The Gambia. During the three months ended March 31, 2015, the Company incurred $6.5 million of exploration expenses, including $5.1 million spent onshore Kenya primarily for the 2-D seismic acquisition and interpretation, $0.4 million offshore Kenya, $0.4 million in The Gambia, and $0.3 million spent both in Nigeria and Ghana for exploration activities.

Depreciation, depletion and amortization (“DD&A”) expenses for the three months ended March 31, 2016, were $4.8 million, as compared to $0.1 million for the same period in 2015. DD&A expenses were higher during the three months ended March 31, 2016 because there were no oil liftings during the same period in 2015. The average depletion rate for the three months ended March 31, 2016 was $29.81/Bbl, as compared to nil in the same period in 2015.

Accretion of asset retirement obligations ("ARO") for the three months ended March 31, 2016, was $0.5 million as compared to $0.6 million for the 2015 period. The lower ARO accretion expense in 2016 reflects a reduced abandonment cost estimate for the Oyo field.

In April 2015, the Company completed plug and abandonment (P&A) activities for well Oyo-6 that was previously shut-in. Additional P&A expenditures paid in the three months ended March 31, 2016, in relation to well Oyo-6 P&A activities were $0.2 million. Accordingly, the Company recognized this cost as a loss on settlement of its ARO. No P&A activity occurred during the same period in 2015.

General and administrative (G&A) expenses for the three months ended March 31, 2016 were $4.0 million, as compared to $3.5 million in the same period in 2015. G&A increased in 2016 because the cost of certain support functions that were previously allocated to drilling costs remained in G&A since there was no drilling campaign.

Other Income (Expense)
Other expense for the three months ended March 31, 2016 was $4.6 million, consisting of $5.4 million interest expense on borrowings, partially offset by a $0.9 million gain on foreign currency transactions. Other expense for the same period in 2015 was $1.2 million, consisting of $2.6 million in interest expense on borrowings partially offset by $1.4 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for each of the three months ended March 31, 2016 and 2015. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

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
The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. During the three months ended March 31, 2016 and 2015, there were no separate identifiable re-measurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended March 31, 2016 and 2015, were $(0.15) and $(0.16), respectively.

Liquidity

Cash Flows from Operating Activities

Cash used in operating activities in the three months ended March 31, 2016 decreased by $6.4 million as compared to the same period in 2015 primarily due to increased use of vendor financing and higher non-cash adjustments to net loss.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $3.6 million, as compared to $35.3 million for the same period in 2015. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $5.1 million in the three months ended March 31, 2016, consisted of $6.0 million principal repayment of our Term Loan Facility, $0.2 million payment to settle withholding tax obligations upon vesting of restricted stock awards, partially offset by $8.1 million funds released from restricted cash, $3.0 million inflows from short-term borrowings from a related party, and $0.1 million proceeds from the exercise of stock options. Net cash provided by financing activities of $34.2 million for the three months ended March 31, 2015, consisted of $20.0 million borrowings under the 2015 Convertible Note, $13.8 million borrowings under the Promissory Note, and $0.4 million funding received from a related party owning a non-controlling interest in the Company's Ghana subsidiary.

Capital Resources

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

The Company incurred losses from operations for the three months ended March 31, 2016. As of March 31, 2016, the Company's total current liabilities of $352.2 million exceeded its total current assets of $13.9 million, resulting in a working capital deficit of $338.3 million. As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem associated with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

The Company is currently pursuing a number of actions, including (i) obtaining additional funds through public or private financing sources, (ii) restructuring existing debts from lenders, (iii) obtaining forbearance of debt from trade creditors, (iv) reducing ongoing operating costs, (v) minimizing projected capital costs for the 2016 exploration and development campaign and (vi) farming-out a portion of our rights to certain of our oil and gas properties. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

In February 2016, the Company lifted and sold approximately 183,000 Bbls of crude oil (approximately 161,000 Bbls net to the Company). Net proceeds to the Company were approximately $4.9 million. In April 2016, the Company lifted and sold approximately 159,000 Bbls of crude oil (approximately 140,000 Bbls net to the Company). Net proceeds to the Company were approximately $5.6 million.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of March 31, 2016, material off-balance sheet obligations include operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

•
other factors disclosed under Item 1. Description of Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in this report.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 188.36 Naira per each U.S. dollar for the three months ended March 31, 2016. For the three months ended March 31, 2016, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $0.4 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the three months ended March 31, 2016, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $1.6 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the three months ended March 31, 2016, the weighted average interest rate on our variable rate debt was 8.6%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.1 million over a twelve month period.

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
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures required in this Item 1 are included in Note 10 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Financial Information, Item 1, Financial Statements and incorporated herein by reference.

Item 1A. Risk Factors

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K filed with the SEC on March 24, 2016 for the fiscal year ended December 31, 2015 (the “Annual Report”). Except as set forth below, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of the Annual Report.

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

As of March 31, 2016, we had approximately $50.0 million outstanding in aggregate principal under the 2014 Convertible Subordinated Note, $45.7 million, net of discount, under the 2015 Convertible Note, $90.8 million, net of discount, under the Term Loan Facility, $25.0 million under the 2011 Promissory Note, and $3.0 million under a 2016 Promissory Note, and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

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

In addition, the terms of the Term Loan Facility restrict, and the terms of any future indebtedness including any future credit facility, may restrict our ability to incur additional indebtedness and grant liens because of debt or financial covenants we are, or may be, required to meet. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

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

Events of default may occur under the Allied related party notes, subject to waivers entered into by the Company and Allied in March 2016. If events of default occur or Allied accelerates the repayment obligations, as to matters not covered or no longer covered by the waivers, cross-defaults will exist under the Allied related party notes, and we will not be able to repay the obligations that become immediately due.

Allied, a related party, is the holder of the 2014 Convertible Subordinated Note, the 2015 Convertible Note, and the 2011 Promissory Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of March 31, 2016, the Company was not in compliance with the default provisions of each of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied agreed to waive its rights under all default provisions of each of the Allied Notes through April 2017. For additional information regarding defaults, cross-defaults and potential cross-defaults, please see the discussion regarding each debt instrument in Note 8 - Debt to the financial statements included herein. If any of our debt obligations are accelerated due to the events of default or future cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

Due to lack of liquidity, we may not be able to make the required principal and interest payments under the Term Loan Facility due June 30, 2016 if we are not able to reach a loan restructuring agreement with the Bank.

As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem associated with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due. Also, the Company has been relying on short-term promissory notes, such as the March 2016 Short-Term Note and the April 2016 Short-Term Note, with an entity related to the Company's majority shareholder to supplement the Company’s liquidity needs, but there can be no assurances that the related party will continue to provide such short-term loans in the future.

Pursuant to the Term Loan Facility, the Company will contractually owe approximately $9.0 million for quarterly principal and interest on June 30, 2016, in addition to the $5.6 million deferred for the U.S. dollar principal repayment originally due on March 31, 2016. Further, the Bank has the right to unilaterally review the terms and conditions of the Term Loan Facility and, among other things, terminate the Term Loan Facility and accelerate its maturity based on any adverse information putting the Term Loan Facility at risk. In April 2016, as part of ongoing discussions to restructure the Term Loan Facility, the Bank made a proposal granting certain concessions, including deferring all principal payments for one year, through June 2017. The Company is evaluating the Bank’s proposal and expects to reach a mutually beneficial restructuring agreement with the Bank. Although the Company believes that its discussions with the Bank will yield favorable results, there can be no assurances that the final agreement with the Bank will be favorable to the Company.

Our failure to make the required payments under the Term Loan Facility or to comply with its applicable debt covenants, should there be no loan restructuring agreement with the Bank, could result in a default under the Term Loan Facility, and under the Allied Notes as a cross-default as described in the preceding risk factor, which could result in the acceleration of the payment of such debt, termination of the Bank’s commitments to make further loans to us, loss of our ownership interests in the secured properties and/or otherwise materially adversely affect our business, financial condition and results of operations. Also if we are unable to service our debt obligations generally, we cannot assure you that the Company will continue in its current state or continue to operate as a going concern.

We may be unable to continue as a going concern.

As mentioned in the risk factors above, we have substantial debt obligations and may not be able to maintain adequate liquidity throughout 2016. As a result, the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that it will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes that it will be able to generate sufficient liquidity, its current circumstances raise substantial doubt about its ability to continue to operate as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2016	3,643	$4.02	—	—
February 1 - February 29, 2016	62,152	2.16	—	—
March 1 - March 31, 2016	17,318	2.31	—	—
Total	83,113	$2.28	—	—

(1)	All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-SB filed on August 16, 2007).
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

3.5	Amended and Restated Bylaws of the Company as of April 11, 2011 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 3, 2011).
3.6
First Amendment to the Amended and Restated Bylaws of the Company adopted on March 11, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 17, 2016.

10.1
Extension of Maturity Date for the 2015 Convertible Note dated March 11, 2015, amended March 16, 2016, by and among the Company and Allied Energy Plc (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 24, 2016).

10.2	Deferment Letter, dated March 30, 2016, from Zenith Bank Plc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2016).
10.3	Promissory Note, dated May 9, 2016, by and between the Company and James Street Capital Partners.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Erin Energy Corporation
Date: May 10, 2016

/s/ Daniel Ogbonna
Daniel Ogbonna
Senior Vice President and Chief Financial Officer (Principal Financial Officer)