Form 10-Q
period 2016-06-30
Erin Energy Corp.
filed 2016-08-08
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
At August 1, 2016, there were 212,543,801 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,759	$8,363
Restricted cash	—	8,661
Accounts receivable - trade	3	1,029
Accounts receivable - partners	667	287
Accounts receivable - related party	1,732	1,186
Accounts receivable - other	71	28
Crude oil inventory	5,895	4,789
Prepaids and other current assets	1,363	684
Total current assets	18,490	25,027

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	329,371	348,331
Other property, plant and equipment, net	1,023	1,174
Total property, plant and equipment, net	330,394	349,505

Other non-current assets	76	67

Total assets	$348,960	$374,599

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$242,033	$213,120
Accounts payable and accrued liabilities - related party	29,465	30,133
Short-term note payable	357	—
Current portion of long-term debt, net	3,802	96,558
Total current liabilities	275,657	339,811

Long-term notes payable - related party, net	127,517	120,006
Term loan facility, net	83,441	—
Asset retirement obligations	21,522	20,609

Total liabilities	508,137	480,426

Commitments and contingencies (Note 10)

Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 212,517,199 and 211,615,773 shares issued as of June 30, 2016 and December 31, 2015, respectively	213	212
Additional paid-in capital	791,453	789,615
Accumulated deficit	(951,434)	(896,451)
Treasury stock at cost, 84,185 and -0- shares as of June 30, 2016 and December 31, 2015, respectively	(192)	—
Total deficit - Erin Energy Corporation	(159,960)	(106,624)
Non-controlling interests	783	797
Total capital deficiency	(159,177)	(105,827)
Total liabilities and capital deficiency	$348,960	$374,599
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Crude oil sales, net of royalties	$23,151	$—	$28,080	$—

Operating costs and expenses:
Production costs	22,123	4,258	44,687	25,573
Crude oil inventory (increase) decrease	729	(9,874)	(102)	(9,861)
Workover expenses	7,585	618	7,585	618
Exploratory expenses	1,200	1,502	3,262	8,017
Depreciation, depletion and amortization	14,856	123	19,668	243
Accretion of asset retirement obligations	461	299	913	876
Loss on settlement of asset retirement obligations	—	3,454	205	3,454
General and administrative expenses	3,396	5,441	7,354	8,932
Total operating costs and expenses	50,350	5,821	83,572	37,852

Operating loss	(27,199)	(5,821)	(55,492)	(37,852)

Other income (expense):
Currency transaction gain	10,465	555	11,328	1,991
Interest expense	(5,954)	(4,224)	(11,379)	(6,835)
Total other income (expense), net	4,511	(3,669)	(51)	(4,844)

Loss before income taxes	(22,688)	(9,490)	(55,543)	(42,696)
Income tax expense	—	—	—	—
Net loss before non-controlling interest	(22,688)	(9,490)	(55,543)	(42,696)

Net loss attributable to non-controlling interest	116	328	560	475

Net loss attributable to Erin Energy Corporation	$(22,572)	$(9,162)	$(54,983)	$(42,221)

Net loss attributable to Erin Energy Corporation per common share:
Basic	$(0.11)	$(0.04)	$(0.26)	$(0.20)
Diluted	$(0.11)	$(0.04)	$(0.26)	$(0.20)
Weighted average common shares outstanding:
Basic	212,290	211,108	212,067	210,791
Diluted	212,290	211,108	212,067	210,791

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY
For the Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$212	$789,615	$(896,451)	$—	$797	$(105,827)
Common stock issued	1	166	—	—	—	167
Stock-based compensation	—	1,619	—	—	—	1,619
Warrants issued with debt	—	53	—	—	—	53
Transfer to treasury upon vesting of restricted stock	—	—	—	(192)	—	(192)
Non-controlling interest	—	—	—	—	546	546
Net loss	—	—	(54,983)	—	(560)	(55,543)
Balance at June 30, 2016	$213	$791,453	$(951,434)	$(192)	$783	$(159,177)

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss, including non-controlling interest	$(55,543)	$(42,696)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	19,668	243
Accretion of asset retirement obligations	913	876
Amortization of debt discount and debt issuance costs	1,789	1,119
Loss on settlement of asset retirement obligations	—	3,454
Foreign currency transaction gain	(11,328)	(1,991)
Share-based compensation	1,619	3,434
Payments to settle asset retirement obligations	—	(16,441)
Change in operating assets and liabilities:
Decrease in accounts receivable	603	470
Increase in crude oil inventory	(102)	(9,861)
Increase in prepaids and other current assets	(688)	(1,234)
Increase in accounts payable and accrued liabilities	41,895	34,653
Net cash used in operating activities	(1,174)	(27,974)

Cash flows from investing activities
Capital expenditures	(9,667)	(56,741)
Net cash used in investing activities	(9,667)	(56,741)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	167	1,855
Payments for treasury stock arising from withholding taxes upon restricted stock vesting	(192)	—
Repayments of term loan facility	(5,981)	—
Proceeds from short-term notes payable	504	—
Proceeds from notes payable - related party, net	6,129	57,815
Debt issuance costs	(693)	—
Funds released from restricted cash	8,661	—
Funding from non-controlling interest	—	375
Net cash provided by financing activities	8,595	60,045

Effect of exchange rate changes on cash and cash equivalents	2,642	568

Net decrease in cash and cash equivalents	396	(24,102)
Cash and cash equivalents at beginning of period	8,363	25,143
Cash and cash equivalents at end of period	$8,759	$1,041

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$5,680	$4,927
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$—	$125
Discount on notes payable pursuant to issuance of warrants	$53	$4,484
Reduction in accounts payable from settlement of Northern Offshore contingency	$—	$24,307

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description

Erin Energy Corporation (NYSE MKT: ERN; JSE: ERN) is an independent oil and gas exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s asset portfolio consists of nine licenses across four countries covering an area of approximately 10 million acres (approximately 40,000 square kilometers ). The Company owns producing properties and conducts exploration activities offshore Nigeria, conducts exploration activities offshore Ghana and The Gambia, and both onshore and offshore Kenya.
The Company is headquartered in Houston, Texas and has offices in Lagos, Nigeria, Nairobi, Kenya, Banjul, The Gambia, Accra, Ghana and Johannesburg, South Africa.
The Company’s operating subsidiaries include Erin Petroleum Nigeria Limited (“EPNL”), Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited. The terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Erin Energy Corporation and its subsidiaries.
The Company also conducts certain business transactions with its majority shareholder, CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied Energy Plc. (“Allied”). See Note 9 - Related Party Transactions for further information.

In May 2016, Dr. Kase L. Lawal retired from service as a member and Executive Chairman of the Board of Directors and Chief Executive Officer. John Hofmeister, a then current member of our Board of Directors, succeeded Dr. Lawal as the Chairman of the Board of Directors, and Segun Omidele, the Company's then Chief Operating Officer, succeeded Dr. Lawal as the Chief Executive Officer.

2. Basis of Presentation and Recently Issued Accounting Standards

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned direct and indirect subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature. This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016.

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

Estimates that may have a significant effect on the Company’s financial position and results from operations include share-based compensation assumptions, oil and natural gas reserve quantities, impairments, depletion and amortization relating to oil and natural gas properties, asset retirement obligation assumptions, and income taxes. The accounting estimates used in the preparation of the Company's consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

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
During the six months ended June 30, 2016 and 2015, the Company capitalized nil and $2.2 million, respectively, in interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign.

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the six months ended June 30, 2016, 84,185 shares were withheld for taxes at a total cost of $0.2 million. The Company had no treasury stock withheld for taxes during the six months ended June 30, 2015.

The following table sets forth certain information with respect to the withholding and related repurchases of our common stock during the quarter ended June 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2016	3,643	$4.02
February 1 - February 29, 2016	62,152	2.16
March 1 - March 31, 2016	17,318	2.31
May 1 - May 31, 2016	1,072	$2.48
Total	84,185	$2.28

(1)	All shares repurchased were surrendered by employees to settle tax withholding obligations upon the vesting of restricted stock awards.

Net Earnings (Loss) Per Common Share

Basic net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding at the end of the reporting period. Diluted net earnings or loss per share is computed by dividing net earnings or loss by the fully dilutive common stock equivalent, which consists of shares outstanding, augmented by potentially dilutive shares issuable upon the exercise of the Company's stock options, stock warrants, non-vested restricted stock awards, and conversion of the Convertible Subordinated Note, calculated using the treasury stock method.

The table below sets forth the number of stock options, stock warrants, non-vested restricted stock, and shares issuable upon conversion of the Convertible Subordinated Note that were excluded from dilutive shares outstanding during the three and six months ended June 30, 2016 and 2015, as these securities are anti-dilutive because the Company was in a loss position during each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Stock options	183	1,476	250	1,119
Stock warrants	1	1,046	—	426
Unvested restricted stock awards	1,993	1,348	1,769	1,324
Convertible note	—	11,632	—	—
	2,177	15,502	2,019	2,869
Upon the occurrence of certain events, the Company is also contingently liable to make additional payments to Allied, under a Transfer Agreement entered into in November 2013 by the Company, its affiliates and Allied (the “Transfer Agreement”), up to an additional amount totaling $50.0 million in cash, or the equivalent in shares of the Company’s common stock, at Allied’s option. See Note 10 - Commitments and Contingencies for further information.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debt at floating interest rates, approximate their fair values at June 30, 2016 and December 31, 2015, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU No. 2016-10 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU No. 2016-11 rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities - Oil and Gas, effective upon adoption of Topic 606. ASU No. 2016-11 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The core principle of ASU No. 2016-12 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2016-12 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

Adoption of Previously Issued ASUs

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, the Company recorded and presented debt issuance costs as part of prepaids and other current assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. The adoption of ASU 2015-03 resulted in the reclassification of approximately $1.6 million unamortized debt issuance costs related to the Company's Term Loan Facility (see Note 8 - Debt) from prepaids and other current assets to current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.

3. Liquidity Matters and Going Concern

The Company incurred losses from operations for the three and six months ended June 30, 2016. As of June 30, 2016, the Company's total current liabilities of $275.7 million exceeded its total current assets of $18.5 million, resulting in a working capital deficit of $257.2 million. As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem which was resolved earlier in the year associated with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July of this year. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently evaluating various technical options to optimize economic results from the Oyo field, including but not limited to, attempting a nitrogen lifting exercise to bring back production on well Oyo-7.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	June 30, 2016	December 31, 2015
Wells and production facilities	$328,787	$329,133
Proved properties	386,196	386,196
Work in progress and exploration inventory	66,822	65,043
Oilfield assets	781,805	780,372
Accumulated depletion	(462,874)	(442,481)
Oilfield assets, net	318,931	337,891
Unevaluated leaseholds	10,440	10,440
Oil and gas properties, net	329,371	348,331

Other property and equipment	3,092	2,963
Accumulated depreciation	(2,069)	(1,789)
Other property and equipment, net	1,023	1,174

Total property, plant and equipment, net	$330,394	$349,505

All of the Company’s oilfield assets are located offshore Nigeria in the Oil Mining Leases 120 and 121 (the "OMLs"). “Work-in-progress and exploration inventory” includes suspended costs for wells that are not yet completed, as well as warehouse inventory items purchased as part of the redevelopment plan of the Oyo field.

The Company’s unevaluated leasehold costs include costs to acquire the rights to the exploration acreage in its various oil and gas properties.

5. Suspended Exploratory Well Costs - Work in Progress

In November 2013, the Company achieved both its primary and secondary drilling objectives for the well Oyo-7. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three Miocene intervals totaling approximately 65 feet, as interpreted by the logging-while-drilling (“LWD”) data. Plans are underway to secure a rig to drill at least one exploration well in the nearby G-Prospect. The primary objective of the G-Prospect is to target the same Miocene-age sediments as the ones found in the Oyo-7 exploratory drilling objective. Suspended exploratory well costs were $26.5 million at both June 30, 2016 and December 31, 2015 for the costs related to the Miocene exploratory drilling activities.
In August 2014, the Company drilled well Oyo-8 to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management has completed a detailed evaluation of the results and has future development plans in the area. Suspended exploratory well costs were $6.5 million at both June 30, 2016 and December 31, 2015 for the costs related to the Pliocene exploration drilling activities in the eastern fault block.

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Payable and Accrued Liabilities

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Accounts payable - vendors	$175,417	$153,085
Amounts due to government entities	62,059	53,119
Accrued interest	2,497	2,510
Accrued payroll and benefits	1,078	629
Other liabilities	982	3,777
	$242,033	$213,120

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
On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets. The following summarizes changes in the Company’s asset retirement obligations during the six months ended June 30, 2016 (in thousands):

Balance at January 1, 2016	$20,609
Accretion expense	913
Balance at June 30, 2016	$21,522

8. Debt

Short-Term Debt:

Short-Term Borrowing - TOTSA Advance

In May 2016, the Company received $4.7 million as an advance under a prepayment agreement with TOTSA Total Oil Trading SA ("TOTSA")(the “May Advance”). Interest accrued on the May Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the May Advance was made from proceeds received from the June crude oil lifting.

Short-Term Note Payable

In June 2016, the Company borrowed approximately $0.5 million under a 30-day Promissory Note agreement entered into with a Nigerian bank (the “2016 Short-Term Note”), and had a facility flat fee of 2.5%. As of June 30, 2016, the Company recognized an unrealized foreign currency gain of $0.1 million, reducing the balance under the 2016 Short-Term Note to $0.4 million. The 2016 Short-Term Note was renewed for another 30 days in July 2016 at a flat fee facility rate of 2.5%, and was fully repaid in July 2016.

Long-Term Debt- Term Loan Facility:

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility with Zenith Bank PLC ("Zenith"). 90.0% of the Term Loan Facility was available in U.S. dollars, while the remaining 10% was available in

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nigerian Naira. U.S. dollar borrowings under the Term Loan Facility currently bear interest at the rate of 11.1%. The obligations under the Term Loan Facility include a legal charge over the OMLs and an assignment of proceeds from oil sales. The obligations of EPNL have been guaranteed by the Company and rank in priority with all its other obligations. Proceeds from the Term Loan Facility were used for the further expansion and development of the Oyo field offshore Nigeria.

In June 2016, the Term Loan Facility was modified contingent upon the signing of a loan agreement, which was signed in August 2016. The modification put in place a twelve month moratorium on principal payments and extended the term of the Term Loan Facility until February 2021. Additionally, it reduced the funding requirement of the debt service reserve account (“DSRA”) to an amount equal to one quarter of interest until the price of oil exceeds $55 per barrel, at which time an amount equal to two quarters of interest will then be required.

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million. Upon modification of the Term Loan Facility, additional fees of $1.4 million were incurred. These fees were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of June 30, 2016, $2.6 million of the debt issuance costs remained unamortized.

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

As of June 30, 2016, the Company was out of compliance with the DSRA funding requirement. This was brought into compliance in July 2016 with the Company making the required deposit.

Further, Zenith has the right to review the terms and conditions of the Term Loan Facility.

During the six months ended June 30, 2016, the Company made payments of $0.4 million and $5.6 million for the principal repayment of the Naira portion of the loan due on March 31, 2016 and for the U.S. dollar principal that was due as of December 31, 2015, respectively.

As of June 30, 2016, the Company recognized an unrealized foreign currency gain of $3.9 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $87.2 million, net of debt discount. Of this amount, $83.4 million was classified as long-term and $3.8 million as short-term. Accrued interest for the Term Loan Facility was $2.5 million as of June 30, 2016. Scheduled principal repayments on the outstanding balance on the Term Loan Facility are as follows (in thousands):

Scheduled payments by year	Principal
2016	$—
2017	13,475
2018	19,764
2019	21,561
2020 and thereafter	35,036
Total principal payments	89,836
Less: Unamortized debt issuance costs	2,593
Total Term Loan Facility, net	$87,243

Long-Term Debt – Related Party:

As of June 30, 2016, the Company’s long-term related party debt was $127.5 million, consisting of $24.9 million owed under a 2011 Promissory Note, $50.0 million owed under a 2014 Convertible Subordinated Note, $46.9 million, net of discount, owed under a 2015 Convertible Note, and $5.7 million owed under a 2016 Promissory Note.

Allied, a related party, is the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions,

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

including failure to pay interest and principal amounts when due and default under other indebtedness. As of June 30, 2016, the Company was not in compliance with certain default provisions of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied has agreed to waive its rights under all default provisions of each of the Allied Notes through July 2017.

2011 Promissory Note

The Company has a $25.0 million borrowing facility under a Promissory Note (the “2011 Promissory Note”) with Allied. Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In October 2015, the 2011 Promissory Note was amended to extend the maturity date by one year to July 30, 2017. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. The entire $25.0 million facility amount can be utilized for general corporate purposes. As of June 30, 2016, the outstanding principal and accrued interest under the 2011 Promissory Note were $24.9 million and $1.2 million, respectively.

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

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014 Convertible Subordinated Note by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. As of June 30, 2016, the Company owed $6.7 million in interest under the 2014 Convertible Subordinated Note.

The Company may, at its option, prepay the 2014 Convertible Subordinated Note in whole or in part, at any time, without premium or penalty. Further, the 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company. As of June 30, 2016, the outstanding principal under the 2014 Convertible Subordinated Note was $50.0 million.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2016, the Company borrowed an additional $0.5 million under the 2015 Convertible Note and issued to Allied warrants to purchase approximately 48,291 shares of the Company's common stock with an exercise price of ranging from $2.00 to $2.13 per share with a total fair value of approximately $0.1 million.

As of June 30, 2016, the Company had borrowed $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. The total fair market value of the warrants amounting to $5.0 million based on the Black-Scholes option pricing model was recorded as a debt discount, and is being amortized using the effective interest method over the life of the note. As of June 30, 2016, the unamortized balance of the discount was $1.6 million.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of June 30, 2016, the outstanding balance of the 2015 Convertible Note, net of discount, was $46.9 million. Accrued interest on the 2015 Convertible Note was $3.4 million as of June 30, 2016.

2016 Promissory Note

In March 2016, the Company borrowed $3.0 million under a short-term Promissory Note agreement entered into with an entity related to the Company's majority shareholder, which accrued interest at a rate of the 30-day LIBOR plus 7% per annum.

In April 2016, the Company borrowed an additional sum of $1.0 million from the same lender, under another short-term Promissory Note, which also accrued interest at a rate of the 30-day LIBOR plus 7% per annum.

In May 2016, the Lender of the two Promissory Notes agreed to combine both notes into a $10.0 million borrowing facility (the "2016 Promissory Note") with a maturity date of September 2017. Interest accrues at a rate of the 30-day LIBOR plus 7% per annum.

During May and June 2016, the Company had additional drawings under the 2016 Promissory Note totaling $1.7 million. As of June 30, 2016, the outstanding balance under the 2016 Promissory Note was $5.7 million. Accrued interest on the 2016 Promissory Note was $0.1 million as of June 30, 2016.

In August 2016, the Company had an additional drawing under the 2016 Promissory Note amounting to $0.5 million.

9. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table sets forth the related party assets and liabilities as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Accounts receivable, CEHL	$1,732	$1,186
Accounts payable and accrued liabilities, CEHL	$29,465	$30,133
Long-term notes payable - related party, CEHL	$127,517	$120,006
As of June 30, 2016 and December 31, 2015, the related party receivable balances of $1.7 million and $1.2 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.
As of June 30, 2016 and December 31, 2015, the Company owed $29.5 million and $30.1 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of June 30, 2016 and December 31, 2015, accrued and unpaid interest on the various related party notes payable were $11.7 million and $8.3 million, respectively.
As of June 30, 2016, the Company had a combined note payable balance of $127.5 million owed to affiliates, consisting of a $50.0 million 2014 Convertible Subordinated Note, $24.9 million in borrowings under the 2011 Promissory Note, a $46.9 million borrowing under the 2015 Convertible Note, net of discount, and $5.7 million under the 2016 Promissory Note. As of December 31, 2015, the Company had a combined note payable balance of $120.0 million owed to an affiliate, consisting of the $50.0 million

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2014 Convertible Subordinated Note, $25.0 million in borrowings under the 2011 Promissory Note, and $45.0 million borrowing under the 2015 Convertible Note, net of discount. See Note 8 – Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth a summary of transactions included in the Company's results of operations that were incurred with affiliates during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Total operating expenses, CEHL	$2,336	$2,967	$4,019	$4,923
Interest expense, CEHL	$1,786	$1,389	$3,462	$2,421

Certain affiliates of the Company provide procurement and logistical support services to the Company’s operations. In connection therewith, during the three months ended June 30, 2016 and 2015, the Company incurred operating costs amounting to approximately $2.3 million and $3.0 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company incurred operating costs amounting to approximately $4.0 million and $4.9 million, respectively

During the three months ended June 30, 2016 and 2015, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $1.8 million and $1.4 million, respectively, in relation to related party notes payable. During the six months ended June 30, 2016 and 2015, the Company incurred interest expense totaling approximately $3.5 million and $2.4 million, respectively.

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

Contingencies

Legal Contingencies and Proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2016, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, Erin Petroleum Nigeria Limited (fka CAMAC Petroleum Limited), as Respondents (the “Arbitration”). The Arbitration is in relation to a drilling contract entered into by the Claimants and CAMAC Petroleum Limited, and a parent company guarantee provided by the Company in relation thereto. The Claimants are seeking an order that the Respondents pay the sum of approximately $20.2 million together with interest and costs. The parties are in the process of trying to settle this matter and have agreed to extend deadlines in the Arbitration pending resolution of a settlement.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the Allied Assets pursuant to the Transfer Agreement and (2) issued shares to the PIC in a private placement (collectively the “February 2014 Transactions”). The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) our majority shareholder, CEHL. The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the February 2014 Transactions, and a direct claim for aiding and abetting against Dr. Lawal. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint. A hearing on this motion has been set for September 21, 2016.

On May 13, 2016, CEONA Contracting (UK) Limited initiated arbitration proceedings against the Company for $2.9 million, together with costs, expenses and interest, for work done in relation to the Company's ordinary course of business.  The parties are in the process of finalizing a settlement agreement.

On July 29, 2016, a judgment was entered against the Company in the amount of $2.7 million, including $0.3 million interest claimed under contractual terms, in relation to amounts due to a contractor (Polarcus MC Ltd.) in the ordinary course of business.
Unrecognized Loss Contingency

As of June 30, 2016, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the Company believes that, based on its experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $11.1 million.

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

11. Stock-Based Compensation

Stock Options

The table below sets forth a summary of stock option activity for the six months ended June 30, 2016.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	2,532	$2.10	1.6
Granted	—	$—	—
Exercised	(885)	$1.77	—
Forfeited	(27)	$3.42	—
Expired	(131)	$3.76	—
Outstanding at June 30, 2016	1,489	$2.45	2.0
Expected to vest	1,047	$2.09	1.3
Exercisable at June 30, 2016	442	$3.30	3.5

During the six months ended June 30, 2016, the Company issued 288,841 shares of common stock as a result of the exercise of stock options, of which 194,643 shares of common stock were issued as a result of the cashless exercise of 791,165 options. Also, during the six months ended June 30, 2016, options to purchase 130,714 shares of common stock expired, and options to purchase 27,052 shares were forfeited.

Stock Warrants

The table below sets forth a summary of stock warrant activity for the six months ended June 30, 2016.

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	2,935	$3.61	4.2
Granted	48	$2.07	4.8
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2016	2,983	$3.59	3.7
Expected to vest	—	$—
Exercisable at June 30, 2016	2,983	$3.59	3.7

During the six months ended June 30, 2016 and in connection with the execution of the 2015 Convertible Note, the Company issued warrants to purchase 48,291 shares of the Company's common stock at exercise prices ranging from $2.00 and $2.13 per share. The warrants are exercisable at any time starting from the date of issuance and have a five-year term.

Restricted Stock Awards

The table below sets forth a summary of restricted stock awards (“RSAs”) activity for the six months ended June 30, 2016.

	Shares (In Thousands)	Weighted-Average Grant Date Price Per Share
Restricted Stock
Non-vested at December 31, 2015	1,114	$3.21
Granted	1,717	$2.16
Vested	(613)	$3.54
Forfeited	(75)	$2.65
Non-vested as of June 30, 2016	2,143	$2.29

During the six months ended June 30, 2016, the Company granted officers, directors, and employees a total of approximately 1.7 million shares of restricted common stock, including 0.5 million performance-based restricted stock awards ("PBRSA"), with vesting periods varying from immediate vesting to 36 months. During the same period, 74,949 shares of restricted common stock were forfeited.

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

Segment activity for the three and six months ended June 30, 2016 and 2015 are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended June 30,
2016
Revenues	$23,151	$—	$—	$—	$—	$23,151
Operating loss	$(23,294)	$(509)	$(249)	$(232)	$(2,915)	$(27,199)
2015
Revenues	$—	$—	$—	$—	$—	$—
Operating income (loss)	$1,211	$(555)	$(291)	$(655)	$(5,531)	$(5,821)

Six months ended June 30,
2016
Revenues	$28,080	$—	$—	$—	$—	$28,080
Operating loss	$(46,454)	$(1,051)	$(523)	$(1,118)	$(6,346)	$(55,492)
2015
Revenues	$—	$—	$—	$—	$—	$—
Operating loss	$(21,025)	$(6,106)	$(662)	$(949)	$(9,110)	$(37,852)
Total assets by segment as of June 30, 2016 and December 31, 2015, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of June 30, 2016	$339,821	$1,352	$3,014	$3,191	$1,582	$348,960
As of December 31, 2015	$366,766	$1,399	$3,016	$2,447	$971	$374,599

13. Subsequent Events

Subsequent to June 30, 2016, the Company issued 26,602 shares of common stock as a result of the exercise of stock options.

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

Our operating subsidiaries include Erin Petroleum Nigeria Limited, Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited.

We conduct certain business transactions with our majority shareholder, CAMAC Energy Holdings Limited (“CEHL”) and its affiliates, which include CAMAC International Nigeria Limited (“CINL”) and Allied. See Note 9 - Related Party Transactions to the Notes to Unaudited Consolidated Financial Statements for further information.

In May 2016, Dr. Kase L. Lawal retired from service as a member and Executive Chairman of the Board of Directors and Chief Executive Officer. John Hofmeister, a then current member of our Board of Directors, succeeded Dr. Lawal as the Chairman of the Board of Directors, and Segun Omidele, our then Chief Operating Officer, succeeded Dr. Lawal as the Chief Executive Officer.

Nigeria

The Company currently owns 100% of the economic interests in the Oil Mineral Leases ("OMLs"), which include the currently producing Oyo field.

In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. Combined daily production from both the Oyo-7 and Oyo-8 wells during the three months ended June 30, 2016 was approximately 6,200 BOPD (approximately 5,400 BOPD net to the Company after royalty).

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

The term of the initial exploration period for both blocks A2 and A5, now extended through December 2018, require for the Company to (i) complete the processing and interpretation of approximately 1,500 square kilometers of 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. The 3-D seismic processing by an outside contractor is ongoing and is expected to be completed by the third quarter of 2016. The Company intends to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

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

The Petroleum Agreement became effective in January 2015. Having completed the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties have presented this conclusion to the relevant government entities. The Ghanian Government is currently reviewing the requests for adjustment of the fiscal terms, and has granted Erin Energy an extension of the Initial Exploration Period for eighteen months until the end of July 2018.

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

Three months ended June 30, 2016, compared to three months ended June 30, 2015

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the three months ended June 30, 2016 were $23.2 million, as compared to nil for the same period in 2015. For the three months ended June 30, 2016, the Company sold approximately 508,000 net barrels of oil at an average price of $45.58/Bbl. There were no oil liftings during the three months ended June 30, 2015.

During the three months ended June 30, 2016 and 2015, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 5,400 BOPD and 6,700 BOPD, respectively.

Operating Costs and Expenses

Production costs for the three months ended June 30, 2016 were $22.1 million, as compared to $4.3 million for the same period in 2015. Production costs include costs directly related to the production of hydrocarbons. In June 2015, the operator of the FPSO agreed to a price reduction for the operating day rates incurred by the Company for the period of July 2014 through April 2015, which resulted in a $26.0 million reduction in production costs recognized in June 2015. There was no such reduction in 2016. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the three months ended June 30, 2016, the Company incurred $7.6 million of workover expenses, as compared to expenditures of $0.6 million for the same period in 2015. The increase in workover expenses is due to the light intervention of well Oyo-8. During the same period 2015, the Company spent $0.6 million to repair a control module associated with its well Oyo-4 that is currently operating as a gas injection well.

During the three months ended June 30, 2016, the Company incurred $1.2 million of exploration expenses, including $0.5 million spent in Kenya, $0.3 million spent in Nigeria, $0.2 million spent in Ghana, and $0.2 million spent in The Gambia. During the three months ended June 30, 2015, the Company incurred $1.5 million of exploration expenses, including $0.5 million spent in Kenya, $0.3 million in The Gambia, and $0.7 million spent in Ghana for exploration activities.

Depreciation, depletion and amortization (“DD&A”) expenses for the three months ended June 30, 2016, were $14.9 million, as compared to $0.1 million for the same period in 2015. DD&A expenses were higher during the three months ended June 30, 2016 because there were no oil liftings during the same period in 2015. The average depletion rate for the three months ended June 30, 2016 was $29.25/Bbl, as compared to nil in the same period in 2015.

Accretion of asset retirement obligations ("ARO") for the three months ended June 30, 2016, was $0.5 million as compared to $0.3 million for the 2015 period. Increase in ARO accretion expense in 2016 is primarily due to the addition of accretion expense related to the development of wells Oyo-7 and Oyo-8.

There was no plug and abandonment ("P&A") activity during the three months ended June 30, 2016. In April 2015, the Company completed P&A activities for well Oyo-6 that was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $3.5 million. Accordingly, the Company recognized a $3.5 million loss on settlement of its ARO during the three months ended June 30, 2015.

General and administrative ("G&A") expenses for the three months ended June 30, 2016 were $3.4 million, as compared to $5.4 million in the same period in 2015. G&A decreased in 2016 mainly due to the cost reduction initiatives implemented during 2016, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other income for the three months ended June 30, 2016 was $4.5 million, consisting of a $10.5 million gain on foreign currency transactions, partially offset by $6.0 million interest expense on borrowings. Other expense for the same period in 2015 was $3.7 million consisting of $4.2 million in interest expense on borrowings, net of $1.0 million capitalized interest, partially offset by $0.6 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for each of the three months ended June 30, 2016 and 2015. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

Six months ended June 30, 2016, compared to six months ended June 30, 2015

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the six months ended June 30, 2016 were $28.1 million, as compared to nil for the same period in 2015. For the six months ended June 30, 2016, the Company sold approximately 669,000 net barrels of oil at an average price of $41.95/Bbl. There were no oil liftings during the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 3,600 BOPD and 6,700 BOPD, respectively.

Operating Costs and Expenses

Production costs for the six months ended June 30, 2016 were $44.7 million, as compared to expenditures of $25.6 million for the same period in 2015. Production costs include costs directly related to the production of hydrocarbons. In June 2015, the operator of the FPSO agreed to a price reduction for the operating day rates incurred by the Company for the period of July 2014 through April 2015, which resulted in a $26.0 million reduction in production costs recognized in June 2015. There was no such reduction in 2016. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the six months ended June 30, 2016, the Company incurred $7.6 million of workover expenses, as compared to expenditures of $0.6 million for the same period in 2015. The increase in workover expenses is due to the light intervention of well Oyo-8. During the same period 2015, the Company spent $0.6 million to repair a control module associated with its well Oyo-4 that is currently operating as a gas injection well.

During the six months ended June 30, 2016, the Company incurred $3.3 million of exploration expenses, including $1.1 million spent in Ghana, $1.0 million spent in Kenya, $0.7 million spent in Nigeria, and $0.5 million spent in The Gambia. During the six months ended June 30, 2015, the Company incurred $8.0 million of exploration expenses, including $5.4 million spent onshore Kenya primarily for the 2-D seismic acquisition and interpretation, $0.7 million offshore Kenya, $0.7 million in The Gambia, $0.3 million in Nigeria, and $0.9 million in Ghana for exploration activities.

DD&A expenses for the six months ended June 30, 2016, were $19.7 million, as compared to $0.2 million for the same period in 2015. DD&A expenses were higher during the six months ended June 30, 2016 because there were no oil liftings during the same period in 2015. The average depletion rate for the six months ended June 30, 2016 was $29.39/Bbl, as compared to nil in the same period in 2015.

Accretion of ARO for both the six months ended June 30, 2016 and 2015 was $0.9 million.

The Company recorded P&A expenses of $0.2 million during the six months ended June 30, 2016. In April 2015, the Company completed P&A activities for well Oyo-6 that was previously shut-in. Additional P&A expenditures paid in the six months ended June 30, 2015, in relation to well Oyo-6 P&A activities were $3.5 million. Accordingly, the Company recognized this cost as a loss on settlement of its ARO during 2015.

G&A expenses for the six months ended June 30, 2016 were $7.4 million, as compared to $8.9 million in the same period in 2015. G&A decreased in 2016 mainly due to the cost reduction initiatives implemented during 2016, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other expense for the six months ended June 30, 2016 was $0.1 million, consisting of an $11.3 million gain on foreign currency transactions, partially offset by $11.4 million interest expense on borrowings. Other expense for the same period in 2015 was $4.8 million, consisting of $6.8 million in interest expense on borrowings, net of $2.2 million capitalized interest, partially offset by $2.0 million gain on foreign currency transactions. The increase in interest expense was mainly due to the increase in the average outstanding borrowings during 2016 as compared to 2015, and that no interest was capitalized during 2016.

Income Taxes

Income taxes were nil for each of the six months ended June 30, 2016 and 2015. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

Headline Earnings

In addition to the Company’s primary listing on the NYSE MKT, the Company’s common stock is also traded on the JSE. The JSE requires for the Company to file certain documents that it files with the SEC. The JSE requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.
As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes certain separately identifiable re-measurements, net of related tax, and related non-controlling interest.
The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. During the three and six months ended June 30, 2016 and 2015, there were no separate identifiable re-measurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended June 30, 2016 and 2015, was a loss of $(0.11) and $(0.04), respectively, and for the six months ended June 30, 2016 and 2015, was a loss of $(0.26) and $(0.20), respectively.

Liquidity

Cash Flows from Operating Activities

Cash used in operating activities in the six months ended June 30, 2016 decreased by $26.8 million as compared to the same period in 2015 primarily due to a combination of higher revenues, use of vendor financing and higher non-cash adjustments to net loss.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was $9.7 million, as compared to $56.7 million for the same period in 2015. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $8.6 million in the six months ended June 30, 2016, consisted of $6.0 million principal repayment of our Term Loan Facility, $0.7 million payment for debt issuance costs, and $0.2 million payment to settle withholding tax obligations upon vesting of restricted stock awards, partially offset by $8.7 million funds released from restricted cash, $6.1 million inflows from short-term borrowings from a related party, $0.5 million proceeds from a short-term note payable, and $0.2 million proceeds from the exercise of stock options. Net cash provided by financing activities of $60.0 million for the six months ended June 30, 2015, consisted of $1.9 million proceeds from the issuance of common stock arising from warrant and option exercises, $44.0 million borrowings under the 2015 Convertible Note, $13.8 million borrowings under the Promissory Note, and $0.4 million funding received from a related party owning a non-controlling interest in the Company's Ghana subsidiary.

Capital Resources

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

The Company incurred losses from operations for the three and six months ended June 30, 2016. As of June 30, 2016, the Company's total current liabilities of $275.7 million exceeded its total current assets of $18.5 million, resulting in a working capital deficit of $257.2 million. As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem which was resolved earlier in the year associated with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July of this year. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently evaluating various technical options to optimize economic results from the Oyo field, including but not limited to, attempting a nitrogen lifting exercise to bring back production on well Oyo-7.

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

In June 2016, the Company lifted and sold approximately 418,000 Bbls of crude oil (approximately 368,000 Bbls net to the Company). Net proceeds to the Company were approximately $17.6 million.

In August 2016, the Company received $6.0 million as an advance under a prepayment agreement with TOTSA (the “August Advance”). Interest accrues on the August Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the August Advance will be made from proceeds to be received from the planned August 2016 crude oil lifting.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of June 30, 2016, material off-balance sheet obligations include operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and in our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 184.10 Naira per each U.S. dollar for the six months ended June 30, 2016. For the six months ended June 30, 2016, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $4.4 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the six months ended June 30, 2016, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $6.7 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the six months ended June 30, 2016, the weighted average interest rate on our variable rate debt was 8.5%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.2 million over a twelve month period.

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
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

As of June 30, 2016, we had approximately $50.0 million outstanding in aggregate principal under the 2014 Convertible Subordinated Note, $46.9 million, net of discount, under the 2015 Convertible Note, $87.2 million, net of discount, under the Term Loan Facility, $24.9 million under the 2011 Promissory Note, and $5.7 million under a 2016 Promissory Note, and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

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

In addition, the terms of the Term Loan Facility restrict, and the terms of any future indebtedness including any future credit facility may restrict, our ability to incur additional indebtedness and grant liens because of debt or financial covenants we are, or may be, required to meet. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

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

Events of default may occur under the Allied related party notes, subject to waivers entered into by the Company and Allied in March 2016 and as subsequently amended. If events of default occur or Allied accelerates the repayment obligations, as to matters not covered or no longer covered by the waivers, cross-defaults will exist under the Allied related party notes, and we will not be able to repay the obligations that become immediately due.

Allied, a related party, is the holder of the 2014 Convertible Subordinated Note, the 2015 Convertible Note, and the 2011 Promissory Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of June 30, 2016, the Company was not in compliance with the default provisions of each of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied agreed to waive its rights under all default provisions of each of the Allied Notes through July 2017. For additional information regarding defaults, cross-defaults and potential cross-defaults, please see the discussion regarding each debt instrument in Note 8 - Debt to the financial statements included herein. If any of our debt obligations are accelerated due to the events of default or future cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

Due to lack of liquidity, we may not be able to make the required principal and interest payments under the Term Loan Facility due June 30, 2017.

As a result of the current low commodity prices and a prior history of low oil production volumes related to mechanical problems with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they become due. The Company has been relying on short-term promissory notes, such as the 2016 Promissory Note, with an entity related to the Company’s majority shareholder to supplement its liquidity needs, but there can be no assurances that the related party will continue to provide such short-term loans in the future.

Pursuant to the Term Loan Facility, Zenith has the right to review the terms and conditions of the Term Loan Facility.

Our failure to make the required payments under the Term Loan Facility or to comply with its applicable debt covenants could result in a default under the Term Loan Facility and a cross-default under the Allied Notes as described in the preceding risk factor, which could result in the acceleration of the payment of such debt, termination of Zenith’s commitments to make further loans to us, loss of our ownership interests in the secured properties or otherwise materially adversely affect our business, financial condition and results of operations. Also, if we are unable to service our debt obligations generally, we cannot assure you that the Company will continue in its current state or continue to operate as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we borrowed an additional $0.5 million under the 2015 Convertible Note and issued to Allied warrants to purchase approximately 48,291 shares of the Company's common stock with an exercise price of ranging from $2.00 to $2.13 per share. For further information, see Note 8 - Debt to the Unaudited Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
May 1 - May 31, 2016	1,072	$2.48	—	—
Total	1,072	$2.48	—	—

(1)	All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards.

Item 5. Other Information

On August 3, 2016, Erin Petroleum Nigeria Limited entered into an agreement to modify the Term Loan Facility (the “Modified Facility”). The Modified Facility establishes a moratorium on principal payments due under the Term Loan Facility until June 2017 and extends the remaining term of the Term Loan Facility until February 2021. Additionally, it reduces the funding requirement of the debt service reserve account to an amount equal to one quarter of interest until the price of oil exceeds $55 per barrel, at which time an amount equal to two quarters of interest will then be required.

Further, the Modified Facility increases the interest rates for amounts borrowed in (i) U.S. dollars to a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 9% per annum (subject to a floor of 9.5% per annum) from LIBOR plus 7.5% per annum and (ii) Nigerian Naira to 22.75% per annum from 18.75% annum.

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

10.1	Offer Letter to J. Kent Gilliam, dated July 11, 2016.
10.2	Offer for Credit Facility, dated June 17, 2016, by and between Erin Petroleum Nigeria Limited and Zenith Bank PLC.
10.3	Loan Agreement dated August 3, 2016, by and between Erin Petroleum Nigeria Limited and Zenith Bank PLC.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Erin Energy Corporation
Date: August 8, 2016

/s/ Daniel Ogbonna
Daniel Ogbonna
Senior Vice President and Chief Financial Officer (Principal Financial Officer)