Form 10-Q
period 2016-09-30
Erin Energy Corp.
filed 2016-11-15
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
At November 1, 2016, there were 212,686,734 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,304	$8,363
Restricted cash	2,600	8,661
Accounts receivable - trade	—	1,029
Accounts receivable - partners	558	287
Accounts receivable - related party	1,844	1,186
Accounts receivable - other	44	28
Crude oil inventory	4,932	4,789
Prepaids and other current assets	1,128	684
Total current assets	19,410	25,027

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	321,976	368,891
Other property, plant and equipment, net	892	1,174
Total property, plant and equipment, net	322,868	370,065

Other non-current assets	90	67

Total assets	$342,368	$395,159

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$239,173	$213,120
Accounts payable and accrued liabilities - related party	27,236	30,133
Current portion of long-term debt, net	8,141	96,558
Total current liabilities	274,550	339,811

Long-term notes payable - related party, net	128,987	120,006
Term loan facility, net	78,075	—
Asset retirement obligations	21,994	20,609

Total liabilities	503,606	480,426

Commitments and contingencies (Note 10)

Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 212,686,734 and 211,615,773 shares issued as of September 30, 2016 and December 31, 2015, respectively	213	212
Additional paid-in capital	792,319	789,615
Accumulated deficit	(954,345)	(875,891)
Treasury stock at cost, 90,347 and -0- shares as of September 30, 2016 and December 31, 2015, respectively	(206)	—
Total deficit - Erin Energy Corporation	(162,019)	(86,064)
Non-controlling interest	781	797
Total capital deficiency	(161,238)	(85,267)
Total liabilities and capital deficiency	$342,368	$395,159
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Crude oil sales, net of royalties	$28,619	$28,667	$56,699	$28,667

Operating costs and expenses:
Production costs	24,928	27,651	69,615	53,224
Crude oil inventory (increase) decrease	636	368	534	(9,493)
Workover expenses	207	354	7,792	972
Exploratory expenses	1,672	5,266	4,934	13,283
Depreciation, depletion and amortization	18,925	43,293	38,593	43,536
Accretion of asset retirement obligations	472	522	1,385	1,398
Loss on settlement of asset retirement obligations	—	779	205	4,233
General and administrative expenses	3,596	3,857	10,950	12,789
Total operating costs and expenses	50,436	82,090	134,008	119,942

Operating loss	(21,817)	(53,423)	(77,309)	(91,275)

Other income (expense):
Currency transaction gain	3,282	176	14,610	2,167
Interest expense	(5,038)	(5,650)	(16,417)	(12,485)
Total other expense, net	(1,756)	(5,474)	(1,807)	(10,318)

Loss before income taxes	(23,573)	(58,897)	(79,116)	(101,593)
Income tax expense	—	—	—	—
Net loss before non-controlling interest	(23,573)	(58,897)	(79,116)	(101,593)

Net loss attributable to non-controlling interest	102	215	662	690

Net loss attributable to Erin Energy Corporation	$(23,471)	$(58,682)	$(78,454)	$(100,903)

Net loss attributable to Erin Energy Corporation per common share:
Basic	$(0.11)	$(0.28)	$(0.37)	$(0.48)
Diluted	$(0.11)	$(0.28)	$(0.37)	$(0.48)
Weighted average common shares outstanding:
Basic	212,524	211,517	212,220	211,036
Diluted	212,524	211,517	212,220	211,036

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY
For the Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$212	$789,615	$(896,451)	$—	$797	$(105,827)
Correction of prior year error (see Note 13)	—	—	20,560	—	—	20,560
Revised balance at December 31, 2015	212	789,615	(875,891)	—	797	(85,267)
Common stock issued	1	363	—	—	—	364
Stock-based compensation	—	2,288	—	—	—	2,288
Warrants issued with debt	—	53	—	—	—	53
Transfer to treasury upon vesting of restricted stock	—	—	—	(206)	—	(206)
Non-controlling interest	—	—	—	—	646	646
Net loss	—	—	(78,454)	—	(662)	(79,116)
Balance at September 30, 2016	$213	$792,319	$(954,345)	$(206)	$781	$(161,238)

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss, including non-controlling interest	$(79,116)	$(101,593)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	38,593	43,536
Accretion of asset retirement obligations	1,385	1,398
Amortization of debt discount and debt issuance costs	2,640	1,920
Loss on settlement of asset retirement obligations	—	4,233
Foreign currency transaction gain	(14,610)	(2,167)
Share-based compensation	2,288	4,398
Payments to settle asset retirement obligations	—	(17,220)
Change in operating assets and liabilities:
Decrease in accounts receivable	730	390
Decrease (increase) in crude oil inventory	534	(9,493)
Decrease (increase) in prepaids and other current assets	(467)	324
Increase in accounts payable and accrued liabilities	54,700	58,126
Net cash provided by (used in) operating activities	6,677	(16,148)

Cash flows from investing activities
Capital expenditures	(16,475)	(83,156)
Net cash used in investing activities	(16,475)	(83,156)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	364	1,855
Payments for treasury stock arising from withholding taxes upon restricted stock vesting	(206)	—
Repayments of term loan facility	(6,492)	—
Proceeds from short-term notes payable	504	—
Proceeds from notes payable - related party, net	6,829	63,815
Repayment of short-term notes payable	(449)	—
Proceeds from short-term borrowings, net	—	11,303
Debt issuance costs	(1,040)	—
Funds released from restricted cash, net	6,061	—
Funding from non-controlling interest	—	553
Net cash provided by financing activities	5,571	77,526

Effect of exchange rate changes on cash and cash equivalents	4,168	836

Net decrease in cash and cash equivalents	(59)	(20,942)
Cash and cash equivalents at beginning of period	8,363	25,143
Cash and cash equivalents at end of period	$8,304	$4,201

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$10,090	$7,886
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$—	$125
Discount on notes payable pursuant to issuance of warrants	$53	$4,911
Reduction in oil and gas properties arising from settlement of accounts payable and accrued liabilities	$9,540	$—
Reduction in accounts payable from settlement of Northern Offshore contingency	$—	$24,307

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
During the nine months ended September 30, 2016 and 2015, the Company capitalized nil and $2.2 million, respectively, in interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign.

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the nine months ended September 30, 2016, 90,347 shares were withheld for taxes at a total cost of $0.2 million. The Company had no treasury stock withheld for taxes during the nine months ended September 30, 2015.

The following table sets forth certain information with respect to the withholding and related repurchases of our common stock during the nine months ended September 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2016	3,643	$4.02
February 1 - February 29, 2016	62,152	2.16
March 1 - March 31, 2016	17,318	2.31
May 1 - May 31, 2016	1,072	$2.48
September 1 - September 30, 2016	6,162	$2.29
Total	90,347	$2.28

(1)	All shares repurchased were surrendered by employees to settle tax withholding obligations upon the vesting of restricted stock awards.

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

The table below sets forth the number of stock options, stock warrants, non-vested restricted stock, and shares issuable upon conversion of the Convertible Subordinated Note that were excluded from dilutive shares outstanding during the three and nine months ended September 30, 2016 and 2015, as these securities are anti-dilutive because the Company was in a loss position during each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Stock options	206	1,094	249	1,110
Stock warrants	7	650	2	504
Unvested restricted stock awards	2,128	1,278	1,889	1,308
	2,341	3,022	2,140	2,922
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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debt at floating interest rates, approximate their fair values at September 30, 2016 and December 31, 2015, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

Reclassification

Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard on its financial statements.

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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2016-08 is effective for interim and annual periods beginning after

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in reporting certain items in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The Company does not expect adoption of ASU 2016-15 to have a material effect on its consolidated financial statements.
Adoption of Previously Issued ASUs

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, the Company recorded and presented debt issuance costs as part of prepaids and other current assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. The adoption of ASU 2015-03 resulted in the reclassification of approximately $1.6 million of unamortized debt issuance costs related to the Company's Term Loan Facility (see Note 8 - Debt) from prepaids and other current assets to current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.

3. Liquidity Matters and Going Concern

The Company incurred losses from operations for the three and nine months ended September 30, 2016. As of September 30, 2016, the Company's total current liabilities of $274.6 million exceeded its total current assets of $19.4 million, resulting in a working capital deficit of $255.1 million. As a result of the current low commodity prices and the Company’s low oil production

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

volumes due to the recent mechanical problem which was resolved earlier in the year associated with well Oyo-8, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July of this year. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on various intervention options to restore production, including nitrogen lifting from the FPSO via subsea umbilical and/or relocating an existing gaslift line to Oyo-7 to enable continuous gaslift gas injection into the well.

The Company is currently pursuing a number of actions, including (i) obtaining additional funds through public or private financing sources, (ii) restructuring existing debts from lenders, (iii) obtaining forbearance of debt from trade creditors, (iv) reducing ongoing operating costs, (v) minimizing projected capital costs for the remainder of the 2016 exploration and development campaign and (vi) farming-out a portion of its rights to certain of its oil and gas properties. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

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

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	September 30, 2016	December 31, 2015
Wells and production facilities	$319,356	$329,133
Proved properties	386,196	386,196
Work in progress and exploration inventory	66,765	65,043
Oilfield assets	772,317	780,372
Accumulated depletion	(460,781)	(421,921)
Oilfield assets, net	311,536	358,451
Unevaluated leaseholds	10,440	10,440
Oil and gas properties, net	321,976	368,891

Other property and equipment	3,092	2,963
Accumulated depreciation	(2,200)	(1,789)
Other property and equipment, net	892	1,174

Total property, plant and equipment, net	$322,868	$370,065

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

5. Suspended Exploratory Well Costs - Work in Progress

In November 2013, the Company achieved both its primary and secondary drilling objectives for the well Oyo-7. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three Miocene intervals totaling approximately 65 feet, as interpreted by the logging-while-drilling (“LWD”) data. Plans are underway to secure a rig to drill at least one exploration well in the nearby G-Prospect. The primary objective of the G-Prospect is to target the same Miocene-age sediments as the ones found in the Oyo-7 exploratory drilling objective. Suspended exploratory well costs were $26.5 million at both September 30, 2016 and December 31, 2015 for the costs related to the Miocene exploratory drilling activities.

ERIN ENERGY CORPORATION
(formerly CAMAC ENERGY INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the Company drilled well Oyo-8 to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management has completed a detailed evaluation of the results and has future development plans in the area. Suspended exploratory well costs were $6.5 million at both September 30, 2016 and December 31, 2015 for the costs related to the Pliocene exploration drilling activities in the eastern fault block.

6. Accounts Payable and Accrued Liabilities

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Accounts payable - vendors	$168,997	$153,085
Amounts due to government entities	66,274	53,119
Accrued payroll and benefits	1,696	629
Accrued interest	739	2,510
Other liabilities	1,467	3,777
	$239,173	$213,120

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
On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets. The following summarizes changes in the Company’s asset retirement obligations during the nine months ended September 30, 2016 (in thousands):

Balance at January 1, 2016	$20,609
Accretion expense	1,385
Balance at September 30, 2016	$21,994

8. Debt

Short-Term Debt:

Short-Term Borrowing - TOTSA Advances

In May 2016, the Company received $4.7 million as an advance under a prepayment agreement with TOTSA Total Oil Trading SA ("TOTSA")(the “May Advance”). Interest accrued on the May Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the May Advance was made from proceeds received from the June crude oil lifting.

In August 2016, the Company received $6.0 million as an advance under a prepayment agreement with TOTSA (the “August Advance”). Interest accrued on the August Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the August Advance was made from proceeds received from the August crude oil lifting.

Short-Term Note Payable

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the Company borrowed approximately $0.5 million under a 30-day Promissory Note agreement entered into with a Nigerian bank (the “2016 Short-Term Note”), and had a facility flat fee of 2.5%. The 2016 Short-Term Note was renewed for another 30 days in July 2016 at a flat fee facility rate of 2.5%, and was fully repaid in July 2016.

Long-Term Debt- Term Loan Facility:

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility (as amended or modified, the “Term Loan Facility”) with Zenith Bank PLC ("Zenith"). 90.0% of the Term Loan Facility was available in U.S. dollars, while the remaining 10% was available in Nigerian Naira. U.S. dollar borrowings under the Term Loan Facility currently bear interest at the rate of 11.1%. The obligations under the Term Loan Facility include a legal charge over the OMLs and an assignment of proceeds from oil sales. The obligations of EPNL have been guaranteed by the Company and rank in priority with all its other obligations. Proceeds from the Term Loan Facility were used for the further expansion and development of the Oyo field offshore Nigeria.

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

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million. Upon modification of the Term Loan Facility, additional fees of $1.4 million were incurred. These fees were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of September 30, 2016, $2.5 million of the debt issuance costs remained unamortized.

Under the Term Loan Facility, the following events, among others, constitute events of default: EPNL failing to pay any amounts due within thirty days of the due date; bankruptcy, insolvency, liquidation or dissolution of EPNL; a material breach of the Term Loan Facility by EPNL that remains unremedied within thirty days of written notice by EPNL; or a representation or warranty of EPNL proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. Further, Zenith has the right to review the terms and conditions of the Term Loan Facility.

During the nine months ended September 30, 2016, the Company made payments of $0.9 million and $5.6 million for the principal repayment of the Naira portion of the loan and for the U.S. dollar principal, respectively.

As of September 30, 2016, the Company recognized an unrealized foreign currency gain of $4.4 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $86.2 million, net of debt discount. Of this amount, $78.1 million was classified as long-term and $8.1 million as short-term. Accrued interest for the Term Loan Facility was $0.7 million as of September 30, 2016. Scheduled principal repayments on the outstanding balance on the Term Loan Facility are as follows (in thousands):

Scheduled payments by year	Principal
2016	$—
2017	13,388
2018	19,636
2019	21,421
2020 and thereafter	34,284
Total principal payments	88,729
Less: Unamortized debt issuance costs	2,513
Total Term Loan Facility, net	$86,216

Long-Term Debt – Related Party:

As of September 30, 2016, the Company’s long-term related party debt was $129.0 million, consisting of $24.9 million owed

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

under a 2011 Promissory Note, $50.0 million owed under a 2014 Convertible Subordinated Note, $47.7 million, net of discount, owed under a 2015 Convertible Note, and $6.4 million owed under a 2016 Promissory Note.

Allied, a related party, is the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of September 30, 2016, the Company was not in compliance with certain default provisions of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied has agreed to waive its rights under all default provisions of each of the Allied Notes through December 2017.

2011 Promissory Note

The Company has a $25.0 million borrowing facility under a Promissory Note (the “2011 Promissory Note”) with Allied. Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In November 2016, the 2011 Promissory Note was amended to extend the maturity date to December 31, 2017. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. The entire $25.0 million facility amount can be utilized for general corporate purposes. As of September 30, 2016, the outstanding principal and accrued interest under the 2011 Promissory Note were $24.9 million and $1.4 million, respectively.

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

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014 Convertible Subordinated Note by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. As of September 30, 2016, the Company owed $7.2 million in interest under the 2014 Convertible Subordinated Note.

The Company may, at its option, prepay the 2014 Convertible Subordinated Note in whole or in part, at any time, without premium or penalty. Further, the 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company. As of September 30, 2016, the outstanding principal under the 2014 Convertible Subordinated Note was $50.0 million.

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

During the nine months ended September 30, 2016, the Company borrowed an additional $0.5 million under the 2015 Convertible Note and issued to Allied warrants to purchase approximately 48,291 shares of the Company's common stock with an exercise price of ranging from $2.00 to $2.13 per share with a total fair value of approximately $0.1 million.

As of September 30, 2016, the Company had borrowed $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. The total fair market value of the warrants amounting to $5.0 million based on the Black-Scholes option pricing model was recorded as a debt discount, and is being amortized using the effective interest method over the life of the note. As of September 30, 2016, the unamortized balance of the discount was $0.8 million.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of September 30, 2016, the outstanding balance of the 2015 Convertible Note, net of discount, was $47.7 million. Accrued interest on the 2015 Convertible Note was $4.1 million as of September 30, 2016.

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

In May 2016, the Lender of the two Promissory Notes agreed to combine both notes into a $10.0 million borrowing facility (the "2016 Promissory Note"). Interest accrues at a rate of the 30-day LIBOR plus 7% per annum.

During May and June 2016, the Company had additional drawings under the 2016 Promissory Note totaling $1.7 million.

During July and August 2016, the Company had additional drawings under the 2016 Promissory Note totaling $0.7 million.

As of September 30, 2016, the outstanding balance under the 2016 Promissory Note was $6.4 million. Accrued interest on the 2016 Promissory Note was $0.2 million as of September 30, 2016. In November 2016, the maturity date of the 2016 Promissory Note was extended to December 2017.

9. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table sets forth the related party assets and liabilities as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Accounts receivable, CEHL	$1,844	$1,186
Accounts payable and accrued liabilities, CEHL	$27,236	$30,133
Long-term notes payable - related party, CEHL	$128,987	$120,006
As of September 30, 2016 and December 31, 2015, the related party receivable balances of $1.8 million and $1.2 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.
As of September 30, 2016 and December 31, 2015, the Company owed $27.2 million and $30.1 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of September 30, 2016 and December 31, 2015, accrued and unpaid interest on the various related party notes payable were $13.2 million and $8.3 million, respectively.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, the Company had a combined note payable balance of $129.0 million owed to affiliates, consisting of a $50.0 million 2014 Convertible Subordinated Note, $24.9 million in borrowings under the 2011 Promissory Note, a $47.7 million borrowing under the 2015 Convertible Note, net of discount, and $6.4 million under the 2016 Promissory Note. As of December 31, 2015, the Company had a combined note payable balance of $120.0 million owed to an affiliate, consisting of the $50.0 million 2014 Convertible Subordinated Note, $25.0 million in borrowings under the 2011 Promissory Note, and $45.0 million borrowing under the 2015 Convertible Note, net of discount. See Note 8 – Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth a summary of transactions included in the Company's results of operations that were incurred with affiliates during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Total operating expenses, CEHL	$4,825	$4,316	$8,844	$9,239
Interest expense, CEHL	$1,525	$1,591	$4,987	$3,868

Certain affiliates of the Company provide procurement and logistical support services to the Company’s operations. In connection therewith, during the three months ended September 30, 2016 and 2015, the Company incurred operating costs amounting to approximately $4.8 million and $4.3 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company incurred operating costs amounting to approximately $8.8 million and $9.2 million, respectively

During the three months ended September 30, 2016 and 2015, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $1.5 million and $1.6 million, respectively, in relation to related party notes payable. During the nine months ended September 30, 2016 and 2015, the Company incurred interest expense totaling approximately $5.0 million and $3.9 million, respectively.

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

The Company also has commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), and one Petroleum Agreement with the Republic of Ghana (the "Ghana Petroleum Agreement"). In all cases, the Company entered into these commitments through a subsidiary. To maintain compliance and ownership, the Company is required to fulfill certain minimum work obligations and to make certain payments as stated in each of the Kenya PSCs, the Gambia Licenses, and the Ghana Petroleum Agreement.

Contingencies

Legal Contingencies and Proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2016, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, Erin Petroleum Nigeria Limited (fka CAMAC Petroleum Limited), as Respondents (the “Arbitration”). The Arbitration is in relation

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to a drilling contract entered into by the Claimants and CAMAC Petroleum Limited, and a parent company guarantee provided by the Company in relation thereto. The Claimants are seeking an order that the Respondents pay the sum of approximately $20.2 million together with interest and costs. The Company filed its Statement of Defense on October 4, 2016. The London Court of International Arbitration has set the Arbitration hearing to begin on October 3, 2017 with a possible earlier hearing start date, subject to availability, of May 22, 2017.

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the Allied Assets pursuant to the Transfer Agreement and (2) issued shares to the Public Investment Corporation (SOC) Limited, a state-owned company incorporated in the Republic of South Africa (“PIC”) in a private placement (collectively the “February 2014 Transactions”). The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) our majority shareholder, CEHL. The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the February 2014 Transactions, and a direct claim for aiding and abetting against Dr. Kase Lawal, the former Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint. A hearing on this motion has been set for January 18, 2017.

On May 13, 2016, CEONA Contracting (UK) Limited ("Ceona") initiated arbitration proceedings against the Company for $2.9 million, together with costs, expenses and interest, for work done in relation to the Company's ordinary course of business.  On August 22, 2016, the parties entered into a settlement agreement, and as a result thereof, the Company decreased its accounts payable and accrued liabilities by $2.7 million with a corresponding decrease to its oil and gas properties as of September 30, 2016.  Also as part of the settlement agreement, the Company paid $1.1 million to Ceona on August 31, 2016.

On July 29, 2016, a judgment was entered against the Company in the amount of $2.4 million, including interest, in relation to amounts due to a contractor (Polarcus MC Ltd.) in the ordinary course of business.  A further sum of $0.4 million will be payable under the relevant contract, and the contractor has made a further claim, which is disputed by the Company, for an additional $0.3 million plus legal costs. Under a further court order dated September 9, 2016, further proceedings in respect of the matter have been stayed pending fulfillment of certain settlement terms.  The judgment debt has been partially satisfied prior to the date of this report, and all remaining sums claimed by this contractor are due to be discharged by the end of 2016.

Unrecognized Loss Contingency

As of September 30, 2016, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the Company believes that, based on its experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $12.7 million.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

11. Stock-Based Compensation

Stock Options

The table below sets forth a summary of stock option activity for the nine months ended September 30, 2016.

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	2,532	$2.29	1.6
Granted	—	$—	—
Exercised	(1,200)	$1.84	—
Forfeited	(27)	$3.42	—
Expired	(158)	$3.70	—
Outstanding at September 30, 2016	1,147	$2.54	2.2
Expected to vest	289	$3.77	3.7
Exercisable at September 30, 2016	858	$2.13	1.8

During the nine months ended September 30, 2016, the Company issued 437,638 shares of common stock as a result of the exercise of stock options, of which 246,838 shares of common stock were issued as a result of the cashless exercise of 1,008,803 options. Also, during the nine months ended September 30, 2016, options to purchase 157,768 shares of common stock expired, and options to purchase 27,052 shares were forfeited.

Stock Warrants

The table below sets forth a summary of stock warrant activity for the nine months ended September 30, 2016.

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	2,935	$3.61	4.2
Granted	48	$2.07	4.6
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2016	2,983	$3.59	3.5
Expected to vest	—	$—
Exercisable at September 30, 2016	2,983	$3.59	3.5

During the nine months ended September 30, 2016 and in connection with the execution of the 2015 Convertible Note, the Company issued warrants to purchase 48,291 shares of the Company's common stock at exercise prices ranging from $2.00 and $2.13 per share. The warrants are exercisable at any time starting from the date of issuance and have a five-year term.  See Note 8 – Debt - 2015 Convertible Note.

Restricted Stock Awards

The table below sets forth a summary of restricted stock awards (“RSAs”) activity for the nine months ended September 30, 2016.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares (In Thousands)	Weighted-Average Grant Date Price Per Share
Restricted Stock
Non-vested at December 31, 2015	1,114	$3.21
Granted	1,717	$2.16
Vested	(633)	$3.56
Forfeited	(90)	$2.59
Non-vested as of September 30, 2016	2,108	$2.28

During the nine months ended September 30, 2016, the Company granted officers, directors, and employees a total of approximately 1.7 million shares of restricted common stock, including 0.5 million performance-based restricted stock awards ("PBRSA"), with vesting periods varying from immediate vesting to 36 months. During the same period, 89,461 shares of restricted common stock were forfeited.

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

Segment activity for the three and nine months ended September 30, 2016 and 2015 are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended September 30,
2016
Revenues	$28,619	$—	$—	$—	$—	$28,619
Operating loss	$(17,323)	$(434)	$(728)	$(210)	$(3,122)	$(21,817)
2015
Revenues	$28,667	$—	$—	$—	$—	$28,667
Operating loss	$(44,858)	$(1,056)	$(3,985)	$(444)	$(3,080)	$(53,423)

Nine months ended September 30,
2016
Revenues	$56,699	$—	$—	$—	$—	$56,699
Operating loss	$(63,777)	$(1,485)	$(1,251)	$(1,328)	$(9,468)	$(77,309)
2015
Revenues	$28,667	$—	$—	$—	$—	$28,667
Operating loss	$(65,883)	$(7,162)	$(4,647)	$(1,393)	$(12,190)	$(91,275)
Total assets by segment as of September 30, 2016 and December 31, 2015, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of September 30, 2016	$332,822	$1,365	$3,006	$3,479	$1,696	$342,368
As of December 31, 2015	$387,326	$1,399	$3,016	$2,447	$971	$395,159

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Correction of Immaterial Error in Previously Issued Consolidated Financial Statement Information

Prior to the filing of the Company's September 30, 2016 Form 10-Q, the management of the Company determined that the impairment calculation of its oil and gas properties as of December 31, 2015 did not exclude estimated future cash flows related to future abandonment costs. As a result, the Company is revising certain of its consolidated financial information as of and for the year ended December 31, 2015 to correct this error. This correction will be reflected accordingly as they are included in future filings. This prior year error correction did not change the net cash flows provided by or used in operating, investing or financing activities previously reported. The effect of this correction on capital deficiency as of December 31, 2015 was a reduction of $20.6 million, as reflected in the Statement of Capital Deficiency as of December 31, 2015. After considering Staff Accounting Bulletin No. 99, Assessing Materiality, management does not deem this revision to be material to its consolidated financial statements due to its consideration of the amount and direction of the error and its impact on the quality of key oil and natural gas industry financial metrics.

As a result of the correction, originally reported net loss for the year ended December 31, 2015 was decreased by $20.6 million, and originally reported basic and diluted loss per share for the year ended December 31, 2015 was decreased by $0.09 per share.

The following table reflects certain amounts within the consolidated balance sheet, statement of operations, and cash flows as originally reported to amounts as now reflected as of and for the year ended December 31, 2015.

(In thousands)	December 31, 2015
	As Originally
	Reported	Adjustments	Corrected
Consolidated Balance Sheet
Oil and gas properties, net	$348,331	$20,560	$368,891
Total property, plant and equipment, net	349,505	20,560	370,065
Accumulated deficit	(896,451)	20,560	(875,891)
Total capital deficiency	(105,827)	20,560	(85,267)

Consolidated Statement of Operations - for the year ended
Impairment of oil and gas properties	$281,768	$(20,560)	$261,208
Total operating costs and expenses	505,422	(20,560)	484,862
Net loss	(451,497)	20,560	(430,937)
Basic and diluted loss per share attributable to Erin Energy Corporation	(2.13)	0.09	(2.04)

Consolidated Statement of Cash Flows - for the year ended
Net loss, including non-controlling interest	$(452,459)	$20,560	$(431,899)
Impairment of oil and gas properties	281,768	(20,560)	261,208

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events

In November 2016, the Company received $4.0 million as an advance under a prepayment agreement with TOTSA (the “November Advance”). Interest accrued on the November Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the November Advance will be made from proceeds received from the November crude oil lifting.

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

Our shares are traded on both the NYSE MKT and on the Johannesburg Stock Exchange ("JSE") under the symbol “ERN”.

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

Our operating subsidiaries include Erin Petroleum Nigeria Limited, Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited.

We conduct certain business transactions with our majority shareholder, CAMAC Energy Holdings Limited (“CEHL”) and its affiliates, which include CAMAC Nigeria Limited (“CNL”) and Allied. See Note 9 - Related Party Transactions to the Notes to Unaudited Consolidated Financial Statements for further information.

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

In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. In early July 2016, well Oyo-7 was shut-in as a result of an emergency shut-in of the Oyo field production. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on various intervention options to restore production, including nitrogen lifting from the FPSO via subsea umbilical and/or relocating an existing gaslift line to Oyo-7 to enable continuous gaslift gas injection into the well.

Daily production mainly from well Oyo-8 during the three months ended September 30, 2016 was approximately 6,900 BOPD (approximately 6,100 BOPD net to the Company after royalty).

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

The term of the initial exploration period for both blocks A2 and A5, now extended through December 2018, require for the Company to (i) complete the processing and interpretation of approximately 1,500 square kilometers of 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. The 3-D seismic processing by an outside contractor was completed in the third quarter of 2016, and will be available to the Company upon final payment of the amounts described in the last paragraph of Note 10 - Commitments and Contingencies under “Legal Contingencies and Proceedings". The Company intends to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

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

Three months ended September 30, 2016, compared to three months ended September 30, 2015

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the three months ended September 30, 2016 were $28.6 million, as compared to $28.7 million for the same period in 2015. For the three months ended September 30, 2016, the Company sold approximately 583,000 net barrels of oil at an average price of $49.07/Bbl. For the three months ended September 30, 2015, the Company sold approximately 571,000 net barrels of oil at an average price of $50.2/Bbl.

During the three months ended September 30, 2016 and 2015, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 6,100 BOPD and 10,200 BOPD, respectively.

Operating Costs and Expenses

Production costs for the three months ended September 30, 2016 were $24.9 million, as compared to $27.7 million for the same period in 2015. Production costs include costs directly related to the production of hydrocarbons. In June 2015, the operator of the FPSO agreed to a price reduction for the operating day rates incurred by the Company for the period of July 2014 through April 2015, which resulted in a $26.0 million reduction in production costs recognized in June 2015. There was no such reduction in 2016. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the three months ended September 30, 2016, the Company incurred $0.2 million of workover expenses, as compared to workover expenses of $0.4 million for the same period in 2015. The decrease in workover expenses in 2016 compared to the same period 2015 was due to the repair in 2015 of a control module associated with its well Oyo-4 that is currently operating as a gas injection well.

During the three months ended September 30, 2016, the Company incurred $1.7 million of exploration expenses, including $0.4 million spent in Kenya, $0.4 million spent in Nigeria, $0.2 million spent in Ghana, and $0.7 million spent in The Gambia. During the three months ended September 30, 2015, the Company incurred $5.3 million of exploration expenses, including $0.8 million spent in Kenya, $3.9 million in The Gambia primarily for 3-D seismic acquisition, and $0.4 million spent in Ghana.

Depreciation, depletion and amortization (“DD&A”) expenses for the three months ended September 30, 2016, were $18.9 million, as compared to $43.3 million for the same period in 2015. DD&A expenses were higher during the three months ended September 30, 2015 due to the higher depletion rates in 2015 as compared to that in 2016. The average depletion rate for the three months ended September 30, 2016 was $28.55/Bbl, as compared to $66.74/Bbl in the same period in 2015. The decrease in the average depletion rate in 2016 as compared to 2015 was mainly due to the impairment of oil and gas properties recorded at December 31, 2015,

Accretion of asset retirement obligations ("ARO") for the three months ended September 30, 2016 and 2015 was $0.5 million. ARO accretion expense for both 2016 and 2015 relates to the development of wells Oyo-7 and Oyo-8.

There was no plug and abandonment ("P&A") activity during the three months ended September 30, 2016. In April 2015, the Company completed P&A activities for well Oyo-6 that was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $0.8 million. Accordingly, the Company recognized a $0.8 million loss on settlement of its ARO during the three months ended September 30, 2015.

General and administrative ("G&A") expenses for the three months ended September 30, 2016 were $3.6 million, as compared to $3.9 million in the same period in 2015. G&A decreased in 2016 mainly due to the cost reduction initiatives implemented during 2016, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other expense for the three months ended September 30, 2016 was $1.8 million, consisting of $5.0 million interest expense on borrowings, partially offset by a $3.3 million gain on foreign currency transactions. Other expense for the same period in 2015 was $5.5 million consisting of $5.7 million in interest expense on borrowings, partially offset by a $0.2 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for each of the three months ended September 30, 2016 and 2015. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

Nine months ended September 30, 2016, compared to nine months ended September 30, 2015

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the nine months ended September 30, 2016 were $56.7 million, as compared to $28.7 million for the same period in 2015. For the nine months ended September 30, 2016, the Company sold approximately 1,253,000 net barrels of oil at an average price of $45.27/Bbl. For the nine months ended September 30, 2015, the Company sold approximately 571,000 net barrels of oil at an average price of $50.20/Bbl.

During the nine months ended September 30, 2016 and 2015, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 4,500 BOPD and 8,700 BOPD, respectively.

Operating Costs and Expenses

Production costs for the nine months ended September 30, 2016 were $69.6 million, as compared to expenditures of $53.2 million for the same period in 2015. Production costs include costs directly related to the production of hydrocarbons. In June 2015, the operator of the FPSO agreed to a price reduction for the operating day rates incurred by the Company for the period of July 2014 through April 2015, which resulted in a $26.0 million reduction in production costs recognized in June 2015. There was no such reduction in 2016. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the nine months ended September 30, 2016, the Company incurred $7.8 million of workover expenses, as compared to expenditures of $1.0 million for the same period in 2015. The increase in workover expenses is due to the light intervention of well Oyo-8. During the same period 2015, the Company spent $1.0 million to repair a control module associated with its well Oyo-4 that is currently operating as a gas injection well.

During the nine months ended September 30, 2016, the Company incurred $4.9 million of exploration expenses, including $1.2 million spent in Ghana, $1.4 million spent in Kenya, $1.1 million spent in Nigeria, and $1.2 million spent in The Gambia. During the nine months ended September 30, 2015, the Company incurred $13.3 million of exploration expenses, including $6.9 million spent in Kenya primarily for the 2-D seismic acquisition and processing, $4.6 million spent in The Gambia primarily for 3-D seismic acquisition, $1.3 million spent in Ghana, and $0.4 million spent in Nigeria.

DD&A expenses for the nine months ended September 30, 2016, were $38.6 million, as compared to $43.5 million for the same period in 2015. DD&A expenses were higher during the nine months ended September 30, 2015 mainly due to the higher depletion rates in 2015 as compared to that in 2016. The average depletion rate for the nine months ended September 30, 2016 was $30.81/Bbl, as compared to $76.26/Bbl in the same period in 2015. The decrease in the average depletion rate in 2016 as compared to 2015 was mainly due to the impairment of oil and gas properties recorded at December 31, 2015,

Accretion of ARO for both the nine months ended September 30, 2016 and 2015 was $1.4 million.

The Company recorded P&A expenses of $0.2 million during the nine months ended September 30, 2016. In April 2015, the Company completed P&A activities for well Oyo-6 that was previously shut-in. Additional P&A expenditures paid in the nine months ended September 30, 2015, in relation to well Oyo-6 P&A activities were $4.2 million. Accordingly, the Company recognized this cost as a loss on settlement of its ARO during 2015.

G&A expenses for the nine months ended September 30, 2016 were $11.0 million, as compared to $12.8 million in the same period in 2015. G&A decreased in 2016 mainly due to the cost reduction initiatives implemented during 2016, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other expense for the nine months ended September 30, 2016 was $1.8 million, consisting of $16.4 million interest expense on borrowings, partially offset by a $14.6 million gain on foreign currency transactions. Other expense for the same period in 2015 was $10.3 million, consisting of $12.5 million in interest expense on borrowings, net of $2.2 million capitalized interest, partially offset by $2.2 million gain on foreign currency transactions. The increase in interest expense was mainly due to the increase in the average outstanding borrowings during 2016 as compared to 2015, and that no interest was capitalized during 2016.

Income Taxes

Income taxes were nil for each of the nine months ended September 30, 2016 and 2015. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

Headline Earnings

In addition to the Company’s primary listing on the NYSE MKT, the Company’s common stock is also traded on the JSE. The JSE requires the Company to file certain documents that it files with the SEC. The JSE also requires that we calculate Headline Earnings Per Share (“HEPS”) which, per the SEC, is considered a non-GAAP measurement.
As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes certain separately identifiable re-measurements, net of related tax, and related non-controlling interest.
The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. During the three and nine months ended September 30, 2016 and 2015, there were no separate identifiable re-measurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended September 30, 2016 and 2015, was a loss of $(0.11) and $(0.28), respectively, and for the nine months ended September 30, 2016 and 2015, was a loss of $(0.37) and $(0.48), respectively.

Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.7 million for the period, as compared to net cash used in operating activities of $16.1 million in the prior period. Cash used in operating activities in the nine months ended September 30, 2016 decreased by $22.8 million as compared to the same period in 2015 primarily due to a combination of higher revenues, use of vendor financing and higher non-cash adjustments to net loss.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $16.5 million, as compared to $83.2 million for the same period in 2015. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $5.6 million in the nine months ended September 30, 2016, consisted of $6.1 million funds released from restricted cash, $6.8 million inflows from short-term borrowings from related parties, $0.5 million proceeds from a short-term note payable, and $0.4 million proceeds from the exercise of stock options, partially offset by $6.5 million principal repayment of our Term Loan Facility, $1.0 million payment for debt issuance costs, $0.4 million repayment of short-term note payable, and $0.2 million payment to settle withholding tax obligations upon vesting of restricted stock awards. Net cash provided by financing activities of $77.5 million for the nine months ended September 30, 2015 consisted of $63.8 million borrowings from related parties, $11.3 million advance from Glencore, $1.9 million proceeds from the exercise of stock options and warrants, and $0.6 million in funding from an entity owning a non-controlling interest in the Company's Ghana subsidiary.

Capital Resources

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

We incurred losses from operations for the three and nine months ended September 30, 2016. As of September 30, 2016, the Company's total current liabilities of $274.6 million exceeded its total current assets of $19.4 million, resulting in a working capital deficit of $255.1 million. As a result of the current low commodity prices and our low oil production volumes due to the recent mechanical problem which was resolved earlier in the year associated with well Oyo-8, we have not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July of this year. This has resulted in a loss of approximately 1,400 BOPD. We are currently working on various intervention options to restore production, including nitrogen lifting from the FPSO via subsea umbilical and/or relocating an existing gaslift line to Oyo-7 to enable continuous gaslift gas injection into the well.

We are currently pursuing a number of actions, including (i) obtaining additional funds through public or private financing sources, (ii) restructuring existing debts from lenders, (iii) obtaining forbearance of debt from trade creditors, (iv) reducing ongoing operating costs, (v) minimizing projected capital costs for the remainder of the 2016 exploration and development campaign and (vi) farming-out a portion of our rights to certain of our oil and gas properties. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

In February 2016, we lifted and sold approximately 183,000 Bbls of crude oil (approximately 161,000 Bbls net to the Company). Net proceeds to us were approximately $4.9 million.

In April 2016, we lifted and sold approximately 159,000 Bbls of crude oil (approximately 140,000 Bbls net to the Company). Net proceeds to us were approximately $5.6 million.

In June 2016, we lifted and sold approximately 418,000 Bbls of crude oil (approximately 368,000 Bbls net to the Company). Net proceeds to us were approximately $17.6 million.

In August 2016, we lifted and sold approximately 431,000 Bbls of crude oil (approximately 379,000 Bbls net to the Company). Net proceeds to us were approximately $18.9 million.

In September 2016, we lifted and sold approximately 232,000 Bbls of crude oil (approximately 204,000 Bbls net to the Company). Net proceeds to us were approximately $9.8 million.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of September 30, 2016, material off-balance sheet obligations include operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Quarterly Reports on Form 10-Q for the quarterly periods March 31, 2016 and June 30, 2016 and in our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 189.38 Naira per each U.S. dollar for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $4.6 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the nine months ended September 30, 2016, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $12.5 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the nine months ended September 30, 2016, the weighted average interest rate on our variable rate debt was 9.2%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.2 million over a twelve month period.

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
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

As of September 30, 2016, we had approximately $50.0 million outstanding in aggregate principal under the 2014 Convertible Subordinated Note, $47.7 million, net of discount, under the 2015 Convertible Note, $86.2 million, net of discount, under the Term Loan Facility, $24.9 million under the 2011 Promissory Note, and $6.4 million under a 2016 Promissory Note, and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

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

Allied, a related party, is the holder of the 2014 Convertible Subordinated Note, the 2015 Convertible Note, and the 2011 Promissory Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of September 30, 2016, the Company was not in compliance with the default provisions of each of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied agreed to waive its rights under all default provisions of each of the Allied Notes through December 2017. For additional information regarding defaults, cross-defaults and potential cross-defaults, please see the discussion regarding each debt instrument in Note 8 - Debt to the financial statements included herein. If any of our debt obligations are accelerated due to the events of default or future cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

Due to lack of liquidity, we may not be able to make the required principal and interest payments under the Term Loan Facility due quarterly beginning June 1, 2017.

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

Our failure to make the required payments under the Term Loan Facility, maturing in 2021, or to comply with its applicable debt covenants could result in a default under the Term Loan Facility and a cross-default under the Allied Notes as described in the preceding risk factor, which could result in the acceleration of the payment of such debt, termination of Zenith’s commitments to make further loans to us, loss of our ownership interests in the secured properties or otherwise materially adversely affect our business, financial condition and results of operations. Also, if we are unable to service our debt obligations generally, we cannot assure you that the Company will continue in its current state or continue to operate as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2016, we borrowed an additional $0.5 million under the 2015 Convertible Note and issued to Allied warrants to purchase approximately 48,291 shares of the Company's common stock with an exercise price ranging from $2.00 to $2.13 per share. For further information, see Note 8 - Debt to the Unaudited Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
September 1 - September 30, 2016	6,162	$2.29	—	—
Total	6,162	$2.29	—	—

(1)	All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards.

Item 5. Other Information

Effective May 26, 2016 and executed on July 11, 2016, the Company and Mr. Babatunde (Segun) Omidele entered into an Employment Offer Letter (the “Omidele Employment Agreement”) that replaced and superseded the prior employment offer letter, dated as of September 1, 2011, between Mr. Omidele and the Company. The Omidele Employment Agreement sets forth the definitive terms of the compensation arrangements previously disclosed in the Company’s Form 8-K filed March 17, 2016. Pursuant to the Omidele Employment Agreement, Mr. Omidele, while serving as the Chief Executive Officer, receives an annual base salary of $350,000. Mr. Omidele is also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants valued at up to 200% of his then-current base salary, at the discretion of the Company’s Board. In addition, if the Company terminates Mr. Omidele’s employment without Cause (as defined in the Omidele Employment Agreement), (i) the Company must pay to Mr. Omidele an amount equal to the two times base salary plus target annual bonus as determined by the Board for the year of termination, and (ii) any outstanding restricted stock and stock options will have their vesting period immediately accelerated by 24 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 24 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties The agreement also includes confidentiality, noncompetition and nonsolicitation covenants.

Further, the Company and Mr. Omidele entered into on November 14, 2016 a Retention Bonus Agreement (the “Retention Bonus Agreement”). Pursuant to the Retention Bonus Agreement, the Company will pay Mr. Omidele a bonus equal to two times his then-current annual base salary, as defined in the Omidele Employment Agreement, on May 26, 2019 if he is still employed by the Company on that date. The Company will pay such bonus in twenty-four equal monthly installments commencing on the last day of the first month following the termination of Mr. Omidele’s employment with the Company. If his employment with the Company is terminated at any time before May 26, 2019, for any reason, the right to the bonus, or any portion thereof, will lapse and be forfeited.

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

10.1	Offer of Employment as Chief Executive Officer, executed July 11, 2016, by and between the Company and Babatunde (Segun) Omidele.
10.2	Retention Bonus Agreement, executed November 14, 2016, by and between the Company and Babatunde (Segun) Omidele.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Erin Energy Corporation
Date: November 14, 2016

/s/ Daniel Ogbonna
Daniel Ogbonna
Senior Vice President and Chief Financial Officer (Principal Financial Officer)