Form 10-K
period 2016-12-31
Erin Energy Corp.
filed 2017-03-16
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $218,029,463 based on a share price of $2.41. All executive officers and directors of the registrant have been deemed, solely for the purpose of the forgoing calculation, to be “affiliates” of the registrant.
As of March 7, 2017, there were 213,223,392 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement or Form 10-K/A relating to the Company’s Annual Meeting of Stockholders to be held in May 2017 are incorporated by reference in Part III of this report.

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

Our asset portfolio consists of seven licenses across four countries covering an area of approximately 5 million acres (approximately 19,000 square kilometers). We own producing properties offshore Nigeria and conduct exploration activities as an operator offshore Nigeria and conduct exploration activities as an operator onshore Kenya, offshore The Gambia, and offshore Ghana.

Our operating subsidiaries include Erin Petroleum Nigeria Limited (“EPNL”), Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited.

We conduct certain business transactions with our majority shareholder, CAMAC Energy Holdings Limited (“CEHL”) and its affiliates, which include CAMAC Nigeria Limited (“CNL”) and Allied Energy Plc (“Allied”). See Note 10. —Related Party Transactions to the Notes to Consolidated Financial Statements for further information.

In May 2016, Dr. Kase L. Lawal retired from service as a member and Executive Chairman of the Board of Directors and Chief Executive Officer. John Hofmeister, a then current member of our Board of Directors, succeeded Dr. Lawal as the Chairman of the Board of Directors, and Babatunde (Segun) Omidele, our then Chief Operating Officer, succeeded Dr. Lawal as the Chief Executive Officer. On February 16, 2017, Babatunde (Segun) Omidele informed the Company that he will be resigning from service as a member of the Board of Directors and as the Chief Executive Officer of the Company. The Board accepted his resignation effective as of February 22, 2017. The Board has appointed Jean-Michel Malek, the Company’s Senior Vice President, General Counsel and Secretary, to serve as Interim Chief Executive Officer effective February 22, 2017 while the Board conducts a search for a permanent replacement for Mr. Omidele.

OIL AND GAS ACTIVITIES

Nigeria

In June 2012, Allied acquired all of Nigerian Agip Exploration Limited ("NAE")’s participating interest in Oil Mining Leases 120 and 121 (the "OMLs") offshore Nigeria, and all of NAE’s interest in the Production Sharing Contract ("the PSC") relating to the Oyo field. As a result of this transaction, Allied became the operator of the OMLs and the holder of the interests in the PSC, apart from the interests previously acquired by the Company in 2010 and 2011.

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

In February 2014, the Company acquired all remaining economic interests in the PSC and related assets, contracts and rights pertaining to the OMLs located offshore Nigeria, including the producing Oyo field (the “Allied Assets”), from Allied (the “Allied Transaction”) pursuant to a Transfer Agreement entered into in November 2013 by the Company and its affiliates, and Allied (the “Transfer Agreement”). In consideration for the Allied Assets, the Company issued 82.9 million shares of the Company’s common stock, delivered to Allied a $50.0 million convertible subordinated promissory note (the “2014 Convertible Subordinated Note”) and paid $170.0 million in cash. As a result of the Allied Transaction, the Company now owns 100% of the economic interest in the OMLs. See Note 4. — Acquisitions to the Notes to Consolidated Financial Statements for additional information on the Allied Transaction. The Allied Assets included two producing wells as of the transaction date: wells Oyo-5 and Oyo-6.

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

In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. In early July 2016, well Oyo-7 was shut-in as a result of an emergency shut-in of the Oyo field production. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the third quarter of 2017.

During the three months ended December 31, 2016, the average daily production was approximately 6,600 BOPD (approximately 5,800 BOPD net to the Company).

Current plans include drilling a development well in the Oyo field (Oyo-9), and drilling a potential high-impact exploration well in the Miocene formation of the OMLs, subject to capital and rig availability.

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
In April 2015, the Company completed a regional geological and geophysical study.
In August 2015, the Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for blocks L27 and L28, which lasted through February 2017. The remaining contractual obligation under the initial exploration period was for the Company to acquire, process and interpret 1,500 square kilometers of 3-D seismic data over both offshore blocks and wrote off the cost that had been capitalized to that date in 2016.

The Company no longer intends to renew or extend its leases on these offshore blocks.

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

In May 2015, the term of the initial exploration period for both blocks A2 and A5 was extended by two years through December 2018, following an amendment agreement (the "Gambia Licenses Amendment") entered into with The Republic of The Gambia. As of December 31, 2016, the remaining contractual obligations, as amended pursuant to the Gambia Licenses Amendment for both blocks, is for the Company to (i) complete the interpretation of approximately 1,500 square kilometers of 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. As consideration for the Gambia Licenses Amendment, the Company agreed to (i) pay a $1.0 million extension fee, (ii) provide a full well guarantee on either block at such time that the Company enters into a farm-in agreement with a partner, and (iii) pay the annual contractual Training and Resources Expenses into a Government of Gambia bank account in The Gambia.

The Company is currently interpreting the 3D seismic data processed by an outside contractor. The Company intends to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

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
In October 2015, at the completion of the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties have presented this conclusion to the relevant government entities. The Ghanian Government is currently reviewing the requests for adjustment of the fiscal terms, and has granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018.

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

Environmental and Government Regulation

Various federal, state, local and international laws and regulations relating to the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment may affect our operations and costs. We are committed to the protection of the environment and believe we are in material compliance with the applicable laws and regulations. However, regulatory requirements may, and often do, change and become more stringent, and there can be no assurance that future regulations will not have a material adverse effect on our financial position, results of operations and cash flows. During the years ended December 31, 2016, 2015 and 2014, other than the plug and abandonment ("P&A") expenditures for well Oyo-6 as discussed under Note 8. — Asset Retirement Obligations to the Notes to Consolidated Financial Statements, we did not have any significant expenditures relating to environmental and government regulation.

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

EMPLOYEES

At December 31, 2016, the Company had a total of 74 full-time employees, of which 32 were employed in the United States, and 42 in Africa. We have been successful in attracting a talented team of industry professionals that has been instrumental in achieving significant growth and success for the Company. In addition to our employees, we utilize the services of various independent contractors and service providers to perform certain professional services, as needed.

During 2017, the Company may need to hire additional personnel in certain operational positions as needed. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects and the extent to which operations and development activities are executed internally or contracted to outside parties. In order for us to attract and retain qualified personnel, we will have to offer competitive salaries to present and future employees.

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

•
other factors disclosed under Item 1. Description of Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this report.

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

As of December 31, 2016, we had approximately $50.0 million outstanding in aggregate principal under the 2014 Convertible Subordinated Note, $48.5 million, net of discount, under our borrowing facility with Allied in the form of a convertible note (the "2015 Convertible Note"), $87.1 million, net of discount, under our credit facility (the "Term Loan Facility") with Zenith Bank PLC ("Zenith"), $24.9 million under our borrowing facility with Allied in the form of a promissory note (the "2011 Promissory Note"), and $6.4 million under a Promissory Note agreement entered into with an entity related to the Company's majority shareholder (the "2016 Promissory Note") and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

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

Allied, a related party, is the holder of the 2014 Convertible Subordinated Note, the 2015 Convertible Note, and the 2011 Promissory Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of December 31, 2016, the Company was not in compliance with the default provisions of each of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied agreed to waive its rights under all default provisions of each of the Allied Notes through April 2018. For additional information regarding defaults, cross-defaults and potential cross-defaults, please see the discussion regarding each debt instrument in Note 9 - Debt to the Notes to Consolidated Financial Statements included herein. If any of our debt obligations are accelerated due to the events of default or future cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

Due to lack of liquidity, we may not be able to make the required principal and interest payments under the Term Loan Facility due quarterly beginning June 1, 2017.

As a result of the current low commodity prices and a prior history of low oil production volumes due to the recent shut-in of well Oyo-8 from September 2015 to May 2016 and the currently shut-in well Oyo 7, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they become due. The Company has been relying on short-term promissory notes, such as the 2016 Promissory Note, with an entity related to the Company’s majority shareholder to supplement its liquidity needs, but there can be no assurances that the related party will continue to provide such short-term loans in the future.

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

As mentioned in the risk factors above, we have substantial debt obligations and may not be able to maintain adequate liquidity throughout 2017. As a result, the Company’s consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that it will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes that it will be able to generate sufficient liquidity, its current circumstances raise substantial doubt about its ability to continue to operate as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent shut-in of well Oyo-8 from September 2015 to May 2016 and the currently shut-in well Oyo 7, we have experienced a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. As of December 31, 2016, we had available unrestricted cash of approximately $7.2 million and total current assets of approximately $22.7 million. Conversely, we had total current liabilities of $287.1 million, of which $245.0 million is accounts payable and accrued liabilities. Based upon the current commodity prices, we do not expect our cash flow from operations to be sufficient to repay our indebtedness or trade payables in the near term. We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels. These efforts include, among others, i) obtaining additional funds through public or private financing sources, ii) restructuring existing debts from lenders, iii) obtaining forbearance of debt from trade creditors, iv) reducing ongoing operating costs, v) minimizing projected capital costs for the 2017 exploration and development campaign, vi) farming-out a portion of our rights to certain of our oil and gas properties and vii) exploring potential business combination transactions. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet future obligations.

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

The significant decline in oil and natural gas prices as well as our substantial indebtedness and general lack of liquidity may make it more difficult for us to obtain additional financing. The Company might not generate or sustain cash flows at sufficient levels to finance its business activities. When and if the Company generates significant revenues, if such revenues were to decrease due to lower oil prices, decreased production or other factors, and if the Company were unable to obtain capital through reasonable financing arrangements, its ability to execute its business plan would be limited, and it could be required to discontinue operations.

The Company may continue to incur losses for a significant period of time and may not be able to achieve profitability.

In addition to our interests in the OMLs, including the Oyo field, we have signed production sharing contracts in Kenya, two exploration licenses in The Gambia and a petroleum agreement in Ghana. As we are still in the early stages of exploration and have yet to drill on our Kenyan, Gambian, and Ghanaian blocks, we expect to continue to incur significant expenses relating to our identification of drilling prospects and investment costs relating to exploration. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as exploration drilling is scheduled and personnel are retained. Drilling projects generally require a significant period of time before they produce resources and generate profits. Our production in the Oyo field may or may not result in net earnings in excess of our losses on other ventures under development or in the start-up phase. We may not achieve or sustain profitability on a quarterly or annual basis, or at all.

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

•	severe weather or natural disasters;

•	moratoria on drilling or permitting delays;

•	delays in or the inability to obtain regulatory approvals;

•	delays or decreases in production;

•	delays or decreases in the availability of drilling rigs and related equipment, facilities, personnel or services;

•	delays or decreases in the availability of the capacity to transport, gather or process production; and/or

•	changes in the regulatory, political and fiscal environments.

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

This level of development activity and complexity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. In addition, we have increased dependency on third-party technology and service providers and other supply chain participants for these complex projects. We may not be able to fully execute these projects due to:

•	inability to obtain sufficient and timely financing;

•	inability to attract and/or retain sufficient quantity of personnel with the skills required to bring these complex projects to production on schedule and on budget;

•	significant delays in the delivery of essential items or performance of services, cost overruns, supplier insolvency, or other critical supply failure could adversely affect project development;

•	lack of partner or government approval for projects;

•	civil disturbances, anti-development activities, legal challenges or other interruptions which could prevent access; and

•	drilling hazards or accidents or natural disasters.

We may not be able to compensate for, or fully mitigate, these risks.

The Company’s failure to capitalize on existing petroleum agreements could result in an inability by the Company to generate sufficient revenues and continue operations.

The Company has a 100% economic interest in, and operatorship of, the OMLs in Nigeria, including the Oyo field. The Company has also entered into definitive petroleum agreements with Kenya, The Gambia, and Ghana. The Company’s business strategy includes spreading the risk of oil and natural gas exploration, development and drilling, and ownership of interests in oil and natural gas properties by participating in multiple projects and joint ventures. Failure by the Company to capitalize on its existing contracts could have a material adverse effect on the Company’s business and results of operations.

Under the terms of our various petroleum agreements and leases, we are required to drill wells, declare any discoveries, conduct certain development activities and make certain payments in order to retain exploration and production rights, and failure to do so may result in substantial license renewal costs or penalties or loss of our interests in the undeveloped parts of our license areas.

In order to protect our exploration and production rights in our license areas, we must meet various drilling, declaration and payment requirements. In general, unless we make and declare discoveries within certain time periods specified in our various petroleum agreements and leases, our interests in the undeveloped parts of our license areas may lapse and we may be subject to significant penalties or be required to make additional payments in order to maintain such licenses. We can make no assurances that we will receive an extension of the relevant exploration periods for any of our prospects or what the terms of the extensions might be. Additionally, these agreements require us to make certain payments, including royalty payments, training fee payments and other payments, to our counterparties. A failure to make such payments, even if subject to dispute, may result in significant penalties being imposed on us and the possible loss of exploration and production rights under the applicable agreement. Such penalties and losses of rights could have a material adverse effect on our business and results of operations.

Our proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves. Of our total estimated proved reserves at December 31, 2016, 6.0 million Bbls were proved undeveloped reserves, which ultimately may be less than currently estimated.

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

In the event that any of the foregoing events occur, the Company could incur substantial losses that may not be covered by insurance or that may exceed our insurable limits as a result of (i) injury or loss of life; (ii) severe damage or destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) investigatory and clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of its operations; or (vii) repairs to resume operations. If the Company experiences any of these problems, its ability to conduct operations could be adversely affected. Additionally, offshore operations are subject to a variety of risks, such as capsizing, collisions and damage or loss from typhoons or other adverse weather conditions. These conditions could cause substantial damage to facilities and interrupt production.

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

Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating exploration, appraisal and development wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploration wells bear a much greater risk of financial loss than development wells. In the past, we have experienced unsuccessful drilling efforts. Moreover, the successful drilling of an oil well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well or an entire development project to become uneconomic or only marginally economic. Our initial drilling sites, and any potential additional sites that may be developed, require significant additional exploration and appraisal, regulatory approval and commitments of resources prior to commercial development. We face additional risks due to i) a general lack of infrastructure in areas in which we operate, ii) underdeveloped oil and gas industries in areas in which we operate, and iii) increased transportation expenses due to geographic remoteness. Thus, this may require either a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

We contract with third parties to conduct drilling and related services on our development and exploration prospects for us. Such third parties may not perform the services they provide us on schedule or within budget. The decline in oil and gas prices may have an adverse impact on certain third parties from which we contract drilling, development and related oilfield services, which in turn could affect such companies' ability to perform such services for us and result in delays to our exploration, appraisal and development activities. Furthermore, the drilling equipment, facilities and infrastructure owned and operated by the third parties we contract with is highly complex and subject to malfunction and breakdown. Any malfunctions or breakdowns may be outside our control and result in delays, which could be substantial. Any delays in our drilling campaign caused by equipment, facility or equipment malfunction or breakdown could materially increase our costs of drilling and cause an adverse effect on our business, financial position and results of operations.

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

Our business partner, CEHL, is a related party, and our former executive chairman and CEO is a principal owner and one of the directors of CEHL, which may result in real or perceived conflicts of interest.

Dr. Lawal, the Company’s former Executive Chairman of the Board of Directors and Chief Executive Officer, who retired from the Company in May 2016, is a director of each of CEHL and Allied, also entities constituting the CEHL Group. Further, Dr. Lawal owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. Allied is a wholly owned subsidiary of CEHL. The holder of our 2016 Promissory Note is a subsidiary of CAMAC International Limited. As a result, Dr. Lawal may be deemed to have an indirect material interest in any transactions with CEHL including the agreements entered into with CEHL in April 2010, the OMLs transaction, the 2011 Promissory Note, the 2014 Convertible Subordinated Note, the 2015 Convertible Note with Allied, and the 2016 Promissory Note (see Note 9. — Debt to the Notes to Consolidated Financial Statements for further information regarding the 2011 Promissory Note, the 2014 Convertible Subordinated Note, the 2015 Convertible Note, and the 2016 Promissory Note) and the Transfer Agreement with Allied (see Note 4. — Acquisitions to the Notes to Consolidated Financial Statements for further information). These relationships may result in conflicts of interest. Although processes and procedures are in place within the Company to guard against such potential conflicts of interest, we may not be able to prove that these agreements are equivalent to arm’s length transactions. Should our transactions not provide the value equivalent of arm’s length transactions, our results of operations may suffer, and we may be subject to costly shareholder litigation.

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

The operation of the FPSO vessel has an inherent risk of maritime disaster, environmental mishaps, cargo and property losses or damage and business interruptions caused by, among others:

•	mechanical failure and dry dock repairs;

•	vessel off-hire periods and labor strikes;

•	human error and adverse weather; and

•	political action, civil conflict, terrorism and piracy in the vessel's home country or operation site or to the vessel's supply.

Any of these circumstances could adversely affect the operation of the FPSO vessel and result in loss of revenues or increased costs and adversely affect our profitability.

Risks Related to the Company’s Industry

The decline in oil and natural gas prices may adversely affect our business, financial condition and results of operations.

Oil and gas prices are in the midst of a severe and prolonged downturn although a limited recovery in prices has occurred since late 2016. The significant decline in oil and gas prices since mid-2014 has had, and will continue to have, a significant adverse effect on our business, results of operations, liquidity and market price of our common stock. The prices received for the Oyo field production will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil is a commodity, and its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil has been volatile. The oil market will likely continue to be volatile in the future. The prices received and the levels of production depend on numerous factors beyond our control. These factors include:

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

Under applicable accounting rules, during 2016 and 2015, the Company recorded an impairment charge of $0.6 million and $261.2 million, respectively. The 2016 write-off is related to the carrying value of its offshore leases in Kenya because the Company no longer intends to renew or extend its leases on these offshore blocks. The 2015 write off is mainly due to the carrying value of oil and natural gas properties in excess of the estimated fair value of the underlying oil and gas revenues. The Company may record additional impairment charges in future periods if oil and natural gas prices do not recover or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standards require the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future net cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their estimated fair value, would have a negative impact on the Company’s earnings, which could be material.

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

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies in energy producing businesses and the facilities used by these businesses, which could adversely affect the

Company’s ownership interests in then existing ventures. The Company’s ownership structure may not be adequate to accomplish the Company’s business objectives in Nigeria or in any other foreign jurisdiction where the Company may operate. Foreign governments also may impose additional taxes and/or royalties on the Company’s business, which would adversely affect the Company’s profitability and value of its foreign assets, including its interests in the OMLs. In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the Company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and the Company or other governments may adversely affect its operations. These developments may, at times, significantly affect the Company’s results of operations and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

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

Official corruption and bribery remains a serious concern in Sub-Saharan Africa. For example, the 2016 Transparency International report ranked Nigeria 136 out of 176 countries in terms of corruption perceptions. In an attempt to combat corruption in the oil and gas sector, the National Assembly passed the Nigeria Extractive Industries Transparency Initiative Act 2007. This action permitted Nigeria to become a candidate country under the Extractive Industries Transparency Initiative (“EITI”), the first step in bringing transparency to all material oil, gas and mining payments to the Nigerian government. In addition, Nigeria has amended its banking laws to permit the government to bring corrupt bank officials to justice. Several notable cases have been brought, but, to date, few significant cases have been successful and bank regulatory oversight remains a concern. Thus, increased diligence may be required in working with or through Nigerian banks or with Nigerian governmental authorities, and interactions with government officials may need to be monitored. To the extent that such efforts to increase transparency are unsuccessful, and competitors utilize the existence of corruptive practices in order to secure an unfair advantage, our financial condition and results of operations may suffer.

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

The potential for substantial amounts of our common stock to be sold in the public market may adversely affect prevailing market prices for our common stock and could impair the Company’s ability to raise capital through the sale of its equity securities. Additionally, we may issue and register a greater number of shares of common stock in order to meet our obligations to pay up to $50.0 million in oil and gas milestone payments under the Transfer Agreement or upon conversion of the 2014 Convertible Subordinated Note or the 2015 Convertible Note. All of such shares would be eligible for registration under a registration rights agreement.

Conversion of the 2014 Convertible Subordinated Note or the 2015 Convertible Note, in the event of a default thereunder, may dilute the ownership interest of existing stockholders.

The conversion of some or all of the 2014 Convertible Subordinated Note or the 2015 Convertible Note, in the event of a default thereunder, may dilute the ownership interests of existing stockholders. The 2014 Convertible Subordinated Note is convertible into 13.4 million shares of our common stock, which represents approximately 6.28% of our currently outstanding shares. The 2014 Convertible Subordinated Note is subject to anti-dilution adjustment provisions, including provisions that make it convertible into the same percentage of our outstanding shares if we issue shares of common stock or any convertible security at a price per share less than the conversion price. The 2015 Convertible Note is convertible into shares of the Company’s common stock upon the occurrence and continuation of an event of default thereunder, at the sole option of the holder. The number of shares issuable upon conversion is equal to the sum of the principal amount and the accrued and unpaid interest divided by the conversion price, defined as the volume weighted average of the closing sales prices on the NYSE MKT for a share of common stock for the five complete trading days immediately preceding the conversion date. Any sales in the public market of the shares of our common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 2014 Convertible Subordinated Note or the 2015 Convertible Note into shares of our common stock could depress the price of our common stock.

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

Our corporate headquarters is located at our Houston Facility at 1330 Post Oak Boulevard, Houston, Texas, 77056. The Houston Facility covers approximately 13,200 square feet of office space and is under a lease which commenced on July 1, 2012, and ends on October 31, 2019. Current base rental expense is approximately $28,300 per month plus an allocated share of operating expenses.

The Nigeria Facility covers approximately 7,500 square feet of office space and is under short-term arrangements with a related party. Current base rental expense is approximately $10,500 a month.

The Kenya Facility covers approximately 3,300 square feet of office space and is under lease which commenced on July 1, 2016, and ends July 31, 2021. Current base rental expense is approximately $4,600 per month, plus service charges.

The Gambia Facility covers approximately 2,700 square feet of office space and is under a short-term lease arrangement, which commenced on January 1, 2016. Current base rental expense is approximately $1,100 per month.

The Ghana Facility covers approximately 4,000 square feet of office space under a lease which commenced on May 1, 2015, and ends on April 30, 2017. Current base rental expense is approximately $15,000 per month.

The Johannesburg Facility covers approximately 3,300 square feet of office space under a lease which commenced on February 1, 2015, and ends on February 28, 2020. Current base rental expense is approximately $6,300 per month.

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

Kenya

In May 2012, the Company entered into the Kenya PSCs. During the Initial Exploration Period, the Company's exploration rights over blocks L1B and L16 covered an area of 3.1 million acres and 0.9 million acres, respectively. After successfully completing its required work commitments, the Company entered the First Additional Exploration Period for blocks L1B and L16. In accordance with certain provisions of the Kenya PSCs, the Company relinquished 25% of its original acreage on block

L1B; however, the Company was allowed to retain the totality of its original acreage on block L16. As a result, the Company's current acreage is 2.3 million acres for block L1B and 0.9 million acres for block L16, respectively. Exploration rights over approximately 2.6 million acres were awarded for each of the offshore blocks L27 and L28, which the Company opted not to renew or extend as it expired in February 2017.

Gambia

In May 2012, the Company signed the Gambia Licenses. The Gambia Licenses awarded to the Company cover exploration rights over approximately 0.3 million acres each for blocks A2 and A5. For both blocks, the Company is the operator, with the GNPCo having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPCo elects to participate.

Ghana

In April 2014, the Company, through a 50% owned Ghanaian subsidiary, signed the Petroleum Agreement. The Company, which is a member of a contracting party who is a signatory to the Petroleum Agreement, has been named technical operator and holds an indirect 30% participating interest in the block. The block contains three discovered fields, and the work program requires the consortium to determine the economic viability of developing the discovered fields. The Ghana Petroleum Agreement awarded the Company exploration rights over approximately 0.4 million gross acres (0.1 million net acres).

RESERVES

The information included in this Annual Report on Form 10-K about our rights to our proved reserves as of December 31, 2016, represents evaluations prepared by DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering and geoscience advisory firm. D&M has prepared evaluations on 100 percent of our rights to our proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties as of December 31, 2016. The scope and results of D&M’s procedures are summarized in a letter that is included as an exhibit to this Annual Report on Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, please refer to the Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited) within Item 8 of this report. The totality of our proved reserves are located offshore Nigeria in the OMLs.

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

The reserves estimates shown herein have been independently prepared by D&M, a leading international petroleum engineering consultancy. Within D&M, the technical person primarily responsible for preparing the estimates set forth in the D&M reserves report incorporated herein is Reginald A. Boles. Mr. Boles is a Senior Vice President with D&M and has over 33 years of experience in oil and gas reservoir studies and reserve estimations. He is a Registered Professional Engineer in the State of Texas and a member of the Society of Petroleum Engineers.

We have on staff reservoir engineers with extensive industry experience, who meet professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

Our engineering staff with the primary responsibility to coordinate and review third-party reserves reports provided by D&M are Mr. Okwudiri Uzoh and Ms. Toyin Badru. Mr. Uzoh, our Technical Vice-President, has over 25 years of experience in the oil and gas industry mainly in reservoir engineering and engineering management. He holds a Master’s degree in Petroleum Engineering from University of Houston. Mr. Uzoh is also a registered professional engineer of Alberta, License no. 113154 and a member of the Society of Petroleum Engineers. Ms. Toyin Badru, our Senior Reservoir Engineer, has over 11 years of experience in the oil and gas industry and holds a Bachelor's degree in Petroleum engineering from the university of Ibadan,

Nigeria and an MS in Petroleum engineering from Stanford University, California. She has worked in reservoir simulation consulting groups as well as multi-disciplinary asset teams in both Nigeria and the United states. She is a member of the Society of Petroleum Engineers.

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

Summary of Crude Oil Reserves

Set forth below is a summary of our net oil proved reserves as of December 31, 2016, 2015, and 2014, respectively:

	Years Ended December 31,
	2016	2015	2014
Proved developed reserves (in MBbls)	3,256	7,594	—
Proved undeveloped reserves (in MBbls)	5,994	4,390	9,051
Total proved reserves (in MBbls)	9,250	11,984	9,051

Standardized measure of proved reserves (in thousands)	$43,585	$161,967	$237,049

The Company annually reviews all proved undeveloped reserves (“PUDs”) to ensure an appropriate development plan exists. The Company’s PUDs are generally expected to be converted to proved developed reserves within five years of the date they are first classified as PUDs.

The 6.0 million barrels in PUDs as of December 31, 2016 represent the estimated recoverable volumes associated with the Company’s well Oyo-9 which is expected to be drilled and completed in 2017. The 1.6 million barrels increase in PUDs in 2016 as compared to 2015 is due to the further optimization to the well Oyo-9 plan carried out as part of the front-end planning process.

The standardized measure of discounted net future cash flows is the present value of estimated future net cash inflows from proved oil reserves, less future development and production costs and future income tax expenses, discounted at 10% per annum to reflect timing of future net cash flows. As of December 31, 2016, the standardized measure of our proved reserves was approximately $43.6 million, as compared to $162.0 million and $237.0 million as of December 31, 2015 and 2014, respectively. The decrease in the standardized measure of our proved reserves in 2016 as compared to 2015 is primarily due to the lower commodity prices in 2016 and the reduction in proved reserves from depletion and field performance adjustments. The decrease in the standardized measure of our proved reserves in 2015 as compared to 2014 is primarily due to the decline in crude oil commodity prices. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company’s properties.

SEC reporting rules require companies to prepare reserve estimates using reserve definitions and pricing based on 12-month historical un-weighted first-day-of-the-month average prices, rather than year-end or forward strip prices. Our estimated net proved reserves and standardized measure were determined using index prices for oil and were held constant throughout the life of the assets. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2016, 2015, and 2014, were $42.21, $53.51, and $100.37 per barrel of crude oil, respectively, including price differentials.

VOLUMES, PRICES, AND PRODUCTION COSTS

Production and sales volumes net to the Company, as well as sales prices and production costs for the years 2016, 2015, and 2014 are shown below. The totality of the production and sales volumes for each period presented were originated from the Oyo field offshore Nigeria.

	Years Ended December 31,
	2016	2015 (1)	2014
Aggregate production volumes (MBbls)	1,754	1,564	364
Average daily production (BOPD)	4,800	6,400	1,300
Sales volumes (MBbls)	1,712	1,449	506
Average sales prices ($ / Bbls)	$45.45	$47.24	$106.41
Average production cost per barrel ($ / Bbls)	$48.21	$54.72	$199.50

(1)	In 2015, average daily production and average production cost per barrel were computed over a period of eight months because production commenced in May 2015.

(2)	In 2014, average daily production and average production cost per barrel were computed over a period of nine months because both producing wells were shut-in in September 2014.

Production volumes increased in both 2016 and 2015 as compared to 2014 following the successful redevelopment campaign of the Oyo field that brought online two new producing wells.

DRILLING ACTIVITY

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

ACREAGE AND PRODUCTIVE WELLS

The table below sets forth the acreage under lease and the number of productive oil wells for the Company as of the date of this report. Productive oil wells consist of producing wells and wells capable of producing in commercial quantities, including wells awaiting connection to production facilities.

	Developed Acres		Undeveloped Acres		Productive oil wells
(In thousands)	Gross	Net	Gross	Net	Gross	Net
Nigeria	10	10	429	429	2	2
Kenya	—	—	3,141	3,141	—	—
The Gambia	—	—	659	659	—	—
Ghana	—	—	373	112	—	—
Total	10	10	4,602	4,341	2	2

In Nigeria, the Company finished completion operations for well Oyo-8 in March 2015, successfully tied it into the FPSO, and commenced production in May 2015. In April 2015, the Company initiated horizontal completion activities for well Oyo-7 and commenced production in June 2015.

Remaining lease terms

Nigeria

The current lease for the Nigeria acreage expires in February 2021.

Kenya blocks L1B and L16

Total acreage for the Kenya blocks L1B and L16 is approximately 3.1 million, net to the Company. Having satisfied all material contractual obligations under the initial exploration period, the Company received approval from the Kenya Ministry of Energy and Petroleum to enter into the First Additional Exploration Period for both blocks. The First Additional Exploration Period for both blocks will last two contract years, through July 2017, and the Company is currently evaluating its options on these blocks.

Kenya blocks L27 and L28

Total acreage for the Kenya blocks L27 and L28 is approximately 5.1 million, net to the Company. The initial exploration period for both blocks ended in August 2015. The Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for blocks L27 and L28, which lasted through February 2017. The Company no longer intends to renew or extend its leases on these offshore blocks.

The Gambia

In accordance with the Gambia Licenses Amendment entered into with The Republic of The Gambia in May 2015, the term of the initial exploration period for both blocks A2 and A5 was extended by two years through December 2018.

Ghana

Although the Ghana Petroleum Agreement was signed in April 2014, it only became effective in January 2015 following the signing of a Joint Operating Agreement among the joint venture partners. In October 2015, the Company completed its economic and commercial evaluation of the three previously discovered fields. The Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions, and have presented this conclusion to the relevant government entities. The Ghanian government is currently reviewing the requests for adjustment of the fiscal terms, and has granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018.

DELIVERY COMMITMENTS

As of December 31, 2016, we had no delivery commitments.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2016, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, EPNL, as Respondents (the “Arbitration”).  The Arbitration is in relation to a drilling contract entered into by the Claimants and EPNL, and a parent company guarantee provided by the Company in relation thereto. The Claimants are seeking an order that the Respondents pay the sum of approximately $20.2 million together with interest and costs.  The Company filed its Statement of Defense on October 4, 2016. The London Court of International Arbitration has set the arbitration hearing to begin on October 3, 2017 with a possible earlier hearing start date, subject to availability.

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the Allied Assets pursuant to the Transfer Agreement and (2) issued shares to the PIC in a private placement (collectively the “February 2014 Transactions”).  The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) the Company's majority shareholder, CEHL.  The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the February 2014 Transactions, and a direct claim for aiding and abetting against Dr. Lawal, our former Executive Chairman of the Board of Directors and Chief Executive Officer.  The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint, which motions were heard on January 18, 2017.

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

The following table sets forth the range of the high and low sales prices per share of our common stock for the periods indicated on the NYSE MKT, the principal market for the trading of our common stock, under the symbol “ERN”:

Period	High	Low
2016
First quarter	$2.90	$1.62
Second quarter	$2.78	$1.51
Third quarter	$2.84	$2.07
Fourth quarter	$3.15	$2.00
2015
First quarter	$3.24	$1.56
Second quarter	$8.76	$3.24
Third quarter	$4.77	$3.35
Fourth quarter	$4.78	$2.88

The above high and low sales prices per share of our common stock reflect the April 22, 2015, 6-for-1 reverse stock split. See Note 2. - Basis of Presentation and Significant Accounting Policies to the Notes to Consolidated Financial Statements for further information.

Capital Structure

Common Stock

The Company is authorized to issue up to 416.7 million shares of $0.001 par value common stock. As of December 31, 2016, there were approximately 212.6 million such shares issued and outstanding.

Effective April 22, 2015, the Company implemented a reverse stock split, whereby each six shares of outstanding common stock pre-split was converted into one share of common stock post-split (the “reverse stock split”).

Preferred Stock

The Company is authorized to issue up to 50.0 million shares of $0.001 par value preferred stock and to designate the dividend rate, voting and other rights, restrictions and preferences for each series of preferred stock. No preferred stock was issued and outstanding as of December 31, 2016.

Common Stock Warrants and Options

As of March 7, 2017, the Company had warrants outstanding to purchase an aggregate of 3.0 million shares of common stock at prices per share ranging from $2.00 to $7.85.

As of March 7, 2017, an aggregate of approximately 0.8 million shares of common stock were issuable upon exercise of outstanding stock options at prices per share ranging from $1.50 to $4.05.
Holders of Common Stock

As of March 7, 2017, there were approximately 95 holders of record of our common stock. In many instances, a broker or other entity holds shares in street name for one or more customers who beneficially own the shares.

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

On February 13, 2014, our stockholders approved an amendment to the 2009 Plan at a special meeting of stockholders. On February 18, 2014, we executed the amendment to the 2009 Plan, thereby increasing the number of shares that may be granted thereunder to 16.7 million shares.

The following table sets forth information with respect to the equity compensation plans available to our directors, officers, and employees at December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available For Future Issuance Under 2009 Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,213,171	(1)	$2.54	8,310,606
Warrants approved by security holders	2,983,419	(2)	$3.59
	6,196,590			8,310,606

(1)	Includes the 2009 Equity Incentive Plan.

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

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common shares with the cumulative total return of the S&P 500 Index and the SPDR Oil and Gas Exploration and Production Index. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in Erin Energy Corporation, the S&P 500 and the Energy Select Sector SPDR at the close of trading on December 31, 2011, and assumes the reinvestment of all dividends, if any.

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

In March 2015, the Company entered into a borrowing facility with Allied pursuant to the 2015 Convertible Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. As of December 31, 2016, the Company has drawn $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. For further information, see Note 9. - Debt to the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the quarter ended December 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plan or Program
November 1 - November 30, 2016	6,175	$2.35	—	—
December 1 - December 31, 2016	3,410	$2.10	—	—
Total	9,585	$2.26	—	—

(1)	All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per share information)	2016	2015	2014	2013	2012
Statement of Income Data
Revenues	$77,815	$68,429	$53,844	$63,736	$74,667
Net loss attributable to Erin Energy Corporation	$(142,401)	$(430,937)	$(96,062)	$(43,525)	$(29,529)
Net loss per common share attributable to Erin Energy Corporation
Basic	$(0.67)	$(2.04)	$(0.49)	$(0.30)	$(0.30)
Diluted	$(0.67)	$(2.04)	$(0.49)	$(0.30)	$(0.30)
Cash Flow Data
Net cash (used in) provided by operating activities	$6,355	$2,145	$(33,547)	$(36,625)	$9,434
	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data
Property plant and equipment, net	$266,429	$370,065	$596,329	$435,787	$363,724
Total assets	$289,201	$395,159	$638,443	$454,224	$377,043
Long-term debt	$226,718	$140,615	$168,097	$8,189	$25,759

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

The terms “we,” “us,” “our,” “Company,” and “our Company” refer to Erin Energy Corporation and its subsidiaries.

The Company’s operating subsidiaries include EPNL, Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited. The Company also conducts certain business transactions with its majority shareholder, CEHL, and its affiliates, which include Allied. See Note 10. — Related Party Transactions to the Notes to Consolidated Financial Statements for further information.

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

In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. In early July 2016, well Oyo-7 was shut-in as a result of an emergency shut-in of the Oyo field production. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the third quarter of 2017.

During the three months ended December 31, 2016, the average daily production was approximately 6,600 BOPD (approximately 5,800 BOPD net to the Company).

Current plans include drilling a development well in the Oyo field, and drilling a potential high-impact exploration well in the Miocene formation of the OMLs, depending on capital and rig availability.

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

In August 2015, the Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for blocks L27 and L28, which lasted through February 2017. The remaining contractual obligation under the initial exploration period was for the Company to acquire, process and interpret 3-D seismic data over both offshore blocks.

The Company no longer intends to renew or extend its leases on these offshore blocks and wrote off the cost that had been capitalized to that date in 2016.

The Gambia

In May 2015, the term of the initial exploration period for both blocks A2 and A5 was extended by two years through December 2018 as provided for under the Gambia Licenses Amendment entered into with The Republic of the Gambia. As of December 31, 2016, the remaining contractual obligations, as amended pursuant to The Gambia Licenses Amendment under the Gambia Licenses for both blocks, is for the Company to (i) complete the interpretation of approximately 1,500 square kilometers of 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. As consideration for the Gambia Licenses Amendment, the Company agreed to (i) pay a $1.0 million extension fee, (ii) provide a full well guarantee on either block at such time that the Company enters into a farm-in agreement with a partner, and (iii) pay the annual contractual Training and Resources Expenses into a Government of Gambia bank account in The Gambia.

The Company is currently interpreting the 3-D seismic data processed by an outside contractor. The Company intends to pursue completion of the work program, and is also considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

Ghana

In January 2015, the Petroleum Agreement entered into with the Republic of Ghana relating to the ESWT block offshore Ghana became effective, following the signing of a Joint Operating Agreement between the Contracting Parties. In October 2015, at the completion of the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties have presented this conclusion to the relevant government entities. The Ghanian Government is currently reviewing the requests for adjustment of the fiscal terms, and has granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018.

RESULTS OF OPERATIONS

Oil Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for 2016 were $77.8 million, as compared to $68.4 million and $53.8 million for 2015 and 2014, respectively. In 2016, the Company sold approximately 1,712,000 net barrels of oil at an average price of $45.45/Bbl. In 2015, the Company sold approximately 1,449,000 net barrels of oil at an average price of $47.24/Bbl. In 2014, the Company sold approximately 506,000 net barrels of oil at an average price of $106.41/Bbl. The revenue increase in 2016 and 2015 compared to that in 2014 was due to the increase in sales volumes made possible by the re-development of the Oyo field with two wells commencing production mid year 2015, partially offset by the decline in oil commodity prices as compared to 2014.

During 2016, 2015 and 2014, the net daily production from the Oyo field, over the days when production occurred, was approximately 4,800 BOPD, 6,400 BOPD and 1,300 BOPD, respectively.

Operating Costs and Expenses

Production Costs

Production costs were $94.6 million for 2016, as compared to $90.1 million in 2015 and $80.3 million in 2014. Production costs include costs directly related to the production of hydrocarbons. The $4.5 million increase in production costs in 2016 as compared to 2015 was primarily due to the $26.0 million agreed-upon retroactive FPSO operating day rate cost reduction recognized in June 2015 which was retroactive back to July 2014. There was no such reduction in 2016.

The $9.8 million increase in production costs in 2015 as compared to 2014 was primarily due to a $21.9 million increase in FPSO related costs following a scheduled price increase, a $5.1 million higher cost for production equipment rentals, a $5.0 million provision for Niger Delta Development Corporation taxes (NDDC) taxes, and a $3.9 million higher oil lifting cost, partially offset by $26.0 million agreed-upon retroactive FPSO operating day rate cost reductions.

Crude Oil Inventory (Increase) Decrease

The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

Workover Expenses

During 2016, the Company incurred $7.9 million of workover expenses, as compared to expenditures of $1.0 million for the year 2015. The increase in workover expenses is due to the light intervention of well Oyo-8. During 2015, the Company spent $1.0 million to repair a control module associated with its well Oyo-4 that is currently operating as a gas injection well. There were no workover expenses incurred during 2014.

Exploration Expenses

Exploration expenses were $39.3 million for 2016, as compared to $16.4 million for 2015 and $14.3 million in 2014. Exploration expenses consist of drilling costs for unsuccessful wells, and costs for acquiring and processing seismic data, as well as other geological and geophysical costs as required.

The $39.3 million exploration expenditures in 2016 include $1.8 million spent in Kenya, $1.5 million spent in The Gambia, $1.5 million spent in Ghana, and $1.4 million spent in Nigeria, as well as a $33.0 million write-off of the Company's suspended exploratory well costs related to the Miocene and Pliocene exploration drilling.

The $16.4 million exploration expenditures in 2015 include $7.7 million spent in Kenya primarily for 2-D seismic acquisition and processing, $5.1 million spent in The Gambia primarily for 3-D seismic acquisition, $1.8 million spent in Ghana for exploration activities, and $1.8 million spent in Nigeria for certain additional exploration studies.

The $14.3 million exploration expenditures in 2014 include $12.1 million in Kenya principally for a 2-D seismic acquisition campaign, $1.3 million in The Gambia for certain contractual lease commitments, $0.5 million in Ghana for the preliminary exploration evaluation study of a block, and $0.4 million in Nigeria for the evaluation of certain oil and gas prospects.

Depreciation, Depletion, and Amortization (“DD&A”)

DD&A expenses for 2016 were $58.1 million as compared to $97.2 million in 2015. DD&A expenses decreased in 2016 compared to that in 2015 mainly due to the lower depletion rates in 2016 as compared to that in 2015. The decrease in the average depletion rate was mainly due to the impairment of oil and gas properties recorded at December 31, 2015.

DD&A expenses for 2015 were $97.2 million as compared to $21.6 million in 2014. DD&A expenses increased in 2015 primarily due to higher crude oil production and sales volumes, as well as higher depletion rates as a result of additional investment in oil and gas properties made during 2015.

Average depletion rates were $33.9/Bbl, $68.4/Bbl, and $47.0/Bbl in 2016, 2015, and 2014, respectively.

Accretion of Asset Retirement Obligations ( "ARO" )

Accretion of ARO for the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $1.9 million and $2.2 million, respectively.

Impairment of Oil and Gas Properties

The Company reviews its long-lived assets for possible impairment whenever facts and circumstances indicate that the carrying value of the said assets may not be recoverable over time under existing market conditions.

In December 2016, the Company recorded an impairment charge of $0.6 million, mainly to write-off the carrying value of its offshore leases in Kenya because the Company no longer intends to renew or extend its leases on these offshore blocks.

In December 2015, the Company recorded an impairment charge of $261.2 million for the year ended December 31, 2015, including a charge of $228.6 million to write down the carrying value of its oil and gas properties to their estimated fair market values, and a charge of $32.6 million to write-off the carrying value of well Oyo-5 from work in progress because the Company no longer intends to recomplete it into a water injection well under current plans.

There was no impairment charge for the year ended December 31, 2014.

Loss on Settlement of Asset Retirement Obligations

The Company recorded plug and abandonment ("P&A") expenses of $0.2 million during 2016. In April 2015, the Company completed P&A activities for well Oyo-6, which was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $3.7 million in 2015. Accordingly, the Company recognized a $3.7 million loss on settlement of its asset retirement obligations during 2015. No P&A activity occurred during 2014.

General and Administrative (“G&A”)

G&A expenses for 2016 were $13.8 million, as compared to $15.9 million and $14.3 million for 2015 and 2014, respectively. G&A decreased in 2016 as compared to 2015 mainly due to the cost reduction initiatives implemented during 2016, principally related to employee costs and professional and consulting fees. The increase in 2015 as compared to 2014 is primarily due to increased overhead costs incurred to support the Company's foreign operations and certain higher employee separation costs recognized in May 2015, partially offset by lower charges for consulting services incurred as compared to the same period in 2014 in relation to a consulting agreement for investor relations services. In addition, the Company incurred non-cash stock-based compensation expenses of $2.9 million, $5.0 million, and $3.1 million for the years 2016, 2015, and 2014, respectively.

Other Income (Expense)

The Company recorded other expense of $6.3 million in 2016, as compared to $15.5 million in 2015 and $3.0 million in 2014. During 2016, the Company recorded $21.9 million in interest expense on borrowings, partially offset by a $15.7 million gain on foreign currency transactions. In 2015, the Company recorded $18.0 million in interest expense on borrowings, net of capitalized interest, partially offset by a $2.5 million gain on foreign currency transactions. In 2014, the Company recognized $4.4 million interest expense on borrowings and $0.4 million other tax related expenditures in Nigeria, partially offset by $1.8 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for the years 2016, 2015 and 2014. The Company had negative taxable earnings in Nigeria, and therefore was not subject to Petroleum Profit Taxes for each of the years 2016, 2015 and 2014.

Headline Earnings

In addition to our primary listing on the NYSE MKT, our common stock is also traded on the JSE. We are required to publish all documents filed with the U.S. Securities and Exchange Commission (“SEC”) on the JSE. The JSE also requires that we calculate and publicly disclose Headline Earnings Per Share (“HEPS”) which, according to the SEC, is considered a non-GAAP measurement.

As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes separately identifiable remeasurements, net of related tax and related non-controlling interest.

Basic and diluted HEPS is calculated using net loss adjusted for impairment on oil and gas properties for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, there were no separately identifiable remeasurements based on the criteria outlined in circular 3/2009 and HEPS was the same as net loss per share as disclosed on the audited consolidated statements of operations. The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted loss per share as reported under U.S. GAAP.

Reconciliation of net loss used to calculate basic and diluted loss per share and basic and diluted HEPS are as follows:

	Years Ended December 31,
(In thousands, except for per share amounts)	2016	2015	2014
Net loss attributable to Erin Energy Corporation	$(142,401)	$(430,937)	$(96,062)
Adjustments:
Impairment of oil and gas properties	645	261,208	—

Net loss used to calculate HEPS	$(141,756)	$(169,729)	$(96,062)

Weighted average number of shares used to calculate basic net loss per share and basic HEPS	212,318	211,616	194,745

Weighted average number of shares used to calculate dilutive net loss per share and diluted HEPS	212,318	211,616	194,745

Headline earnings per share:
Basic	$(0.67)	$(0.80)	$(0.49)
Diluted	$(0.67)	$(0.80)	$(0.49)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The table below sets forth a summary of the Company’s cash flows for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net cash (used in) provided by operating activities	$6,355	$2,145	$(33,547)
Net cash used in investing activities	$(19,293)	$(84,039)	$(298,510)
Net cash provided by financing activities	$6,073	$63,886	$357,037
Effect of exchange rate changes on cash	$5,679	$1,228	$—
Net increase (decrease) in cash and cash equivalents	$(1,186)	$(16,780)	$24,980

Cash Flows from Operating Activities

The increase in net cash provided by operating activities of $4.2 million in 2016 as compared to 2015 was primarily due to a combination of higher revenues and use of vendor financing.

The increase in net cash provided by operating activities of $35.7 million in 2015 as compared to 2014 was primarily due to a combination of higher revenues and increased vendor financing.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was $19.3 million, as compared to $84.0 million for the same period in 2015. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

The cash used in investing activities in 2014 consisted of a $170.0 million payment to Allied, as partial consideration for the acquisition of the Allied Assets, and $128.5 million addition to property, plant and equipment principally as part of the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $6.1 million during the year ended December 31, 2016, consisted of $6.1 million funds released from restricted cash, $6.8 million inflows from short-term borrowings from related parties, $0.5 million proceeds from a short-term note payable, and $0.4 million proceeds from the exercise of stock options, partially offset by $6.0 million principal repayment of our Term Loan Facility, $1.0 million payment for debt issuance costs, $0.4 million repayment of short-term note payable, and $0.2 million payment to settle withholding tax obligations upon vesting of restricted stock awards.

In 2015, of the $63.9 million cash from financing activities, $62.4 million was from related party debt borrowings and from funding from a non-controlling interest and $1.9 million was obtained from the issuance of common stock pursuant to the exercise of stock warrants.

The net cash provided by financing activities of $357.0 million in 2014 consisted of the $270.0 million investment from the PIC, $108.6 million borrowings, net of debt issuance costs, $0.9 million funding from a non-controlling interest owner for their share of the Ghana exploration expenditures, $0.4 million for the issuance of stock pursuant to employee stock option exercises, partially offset by a $12.4 million adjustment to the net assets of Allied in connection with the Allied Transaction and a $10.4 million funding to an escrow account to secure certain repayments under the Term Loan Facility.

Capital Resources

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem associated with well Oyo-8 that was resolved during the earlier part of 2016, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due. As of December 31, 2016, we had available unrestricted cash of approximately $7.2 million and total current assets of approximately $22.7 million. Conversely, we had total current liabilities of $287.1 million, of which $245.0 million include accounts payable and accrued liabilities.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the third quarter of 2017.

In February 2017, the Company and its subsidiary, EPNL, entered into a Pre-export Finance Facility Agreement (the “MCB Finance Facility”) with The Mauritius Commercial Bank Limited. See Note 17. - Subsequent Events to the Notes to Consolidated Financial Statements for further information.

We are currently pursuing a number of actions, including i) obtaining additional funds through public or private financing sources, ii) restructuring existing debts from lenders, iii) obtaining forbearance of debt from trade creditors, iv) reducing ongoing operating costs, v) minimizing projected capital costs for the 2017 exploration and development campaign, vi) farming-out a portion of our rights to certain of our oil and gas properties and vii) exploring potential business combination transactions. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s significant estimated future contractual obligations at December 31, 2016:

	Payments Due By Period
(In thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations:
Notes payable - related party	$129,796	$—	$129,796	$—	$—
Term loan facility	89,420	13,413	41,133	34,874	—
Operating lease obligations:
FPSO and drilling rig leases - Nigeria	193,451	48,363	96,725	48,363	—
Office leases	1,600	537	943	120	—
Minimum work obligations:
Kenya	65,133	65,133	—	—	—
The Gambia	1,200	600	600	—	—
Ghana	10,650	10,650	—	—	—
Total	$491,250	$138,696	$269,197	$83,357	$—

The minimum obligations for Kenya, The Gambia, and Ghana require annual surface rental payments, training and community fees, all of which have been included in the above table.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of December 31, 2016, material off-balance sheet obligations include operating leases with the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amounts of reported assets, liabilities and oil and natural gas reserve quantities. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States.

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

In December 2015, the Company recorded an impairment charge of $261.2 million, including a charge of $228.6 million to write down the carrying value of its oil and gas properties to their estimated fair market values, and a charge of $32.6 million to write-off the carrying value of well Oyo-5 from work in progress because the Company no longer intends to recomplete it into a water injection well under current plans. There were no impairment charges for the years ended December 31, 2016 and 2014.

Unevaluated leasehold costs are assessed for impairment at the end of each reporting period and transferred to proved oil and gas properties to the extent they are associated with successful exploration activities. Significant unevaluated leasehold costs are assessed individually for impairment, based on our current exploration plans, and any indicated impairment is charged to expense. In December 2016, the Company recorded an impairment charge of $0.6 million, mainly to write-off the carrying value of its offshore leases in Kenya.

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

Revenue Recognition

Revenues are recognized when crude oil is delivered to a buyer. The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery, and acceptance, and there is no significant uncertainty of collectability. Crude oil revenues are recorded net of royalties.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 195.14 Naira per each U.S. dollar in the year ended December 31, 2016. For the year ended December 31, 2016, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $4.9 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the year ended December 31, 2016, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $17.1 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the year ended December 31, 2016, the weighted average interest rate on our variable rate debt was 8.27%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.2 million over a twelve month period.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management, including the Company’s CEO and PFO, concluded that our internal control over financial reporting was effective as of December 31, 2016.

Pannell Kerr Forster of Texas, P.C., the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Erin Energy Corporation

We have audited the internal control over financial reporting of Erin Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.
Houston, Texas
March 16, 2017

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company’s Definitive Proxy Statement (the “Proxy Statement”) for its 2017 annual meeting of shareholders, and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days subsequent to December 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION
The information required under Item 11 of Form 10-K will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 of Form 10-K will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 of Form 10-K will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 of Form 10-K will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

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
10.20
Executive Employment Agreement dated September 1, 2011 by and between Nicholas J. Evanoff and the Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2011).*

10.21
Executive Employment Agreement dated September 1, 2011 by and between Babatunde Omidele and the Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2011).*

10.22
Executive Consulting Agreement effective March 1, 2012 by and between Earl W. McNiel and the Company (incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on March 15, 2012).*

10.23
Production Sharing Contract, by and between the Government of the Republic of Kenya and Erin Energy Kenya Limited, dated May 10, 2012, relating to Block L1B (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 9, 2012).

Exhibit Number	Description
10.24
Production Sharing Contract, by and between the Government of the Republic of Kenya and Erin Energy Kenya Limited, dated May 10, 2012, relating to Block L16 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on May 9, 2012).

10.25
Production Sharing Contract, by and between the Government of the Republic of Kenya and Erin Energy Kenya Limited, dated May 10, 2012, relating to Block L27 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on May 9, 2012).

10.26
Production Sharing Contract, by and between the Government of the Republic of Kenya and Erin Energy Kenya Limited, dated May 10, 2012, relating to Block L28 (incorporated by reference to Exhibit 10.7 of our Form 10-Q filed on May 9, 2012).

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

10.57
Extension of Maturity Date for the 2015 Convertible Note dated March 11, 2015, amended March 16, 2016, by and among Erin Energy Corporation and Allied Energy Plc (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 23, 2016).

10.58	Deferment Letter, dated March 30, 2016, from Zenith Bank Plc (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2016).
10.59	Promissory Note, dated May 9, 2016, by and between the Company and James Street Capital Partners (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 10, 2016).
10.60	Offer Letter to J. Kent Gilliam, dated July 11, 2016 (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 8, 2016).*
10.61	Offer for Credit Facility, dated June 17, 2016, by and between Erin Petroleum Nigeria Limited and Zenith Bank PLC (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on August 8, 2016).
10.62	Loan Agreement dated August 3, 2016, by and between Erin Petroleum Nigeria Limited and Zenith Bank PLC (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 8, 2016).
10.63
Offer of Employment as Chief Executive Officer, executed July 11, 2016, by and between the Company and Babatunde (Segun) Omidele (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on November 14, 2016).*

10.64	Retention Bonus Agreement, executed November 14, 2016, by and between the Company and Babatunde (Segun) Omidele. (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on November 14, 2016).*

Exhibit Number	Description
10.65
Pre-export Finance Facility Agreement between Erin Energy Corporation, Erin Petroleum Nigeria Limited and The Mauritius Commercial Bank Limited, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 9, 2017).

10.66
Financing Support Agreement between Erin Energy Corporation and the Public Investment Corporation SOC Ltd., dated February 6, 2017 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 9, 2017).

10.67
Override Deed between Erin Energy Corporation, Erin Petroleum Nigeria Limited, Zenith Bank PLC and The Mauritius Commercial Bank Limited, dated February 8, 2017 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 9, 2017).

10.68	Extension of Maturity Date for the Second Amended and Restated Promissory Note, dated March 14, 2017, among the Company, CAMAC Petroleum Limited and Allied Energy Plc.
10.69	Extension of Maturity Date for the 2015 Convertible Note dated March 11, 2015, amended March 7, 2017, by and among Erin Energy Corporation and Allied Energy Plc.
10.70	Extension of Maturity Date for the 2016 Promissory Note, dated March 14 2017, by and between the Company and James Street Capital Partners.
21.1	Subsidiaries of the Company.
23.1	Consent of Pannell Kerr Forster of Texas, P.C., Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, filed herewith.
23.3	Consent of DeGolyer and MacNaughton.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principle Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principle Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of DeGolyer and MacNaughton.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2017

Erin Energy Corporation
By:	/s/ Jean-Michel Malek
Jean-Michel Malek
Interim Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Daniel Ogbonna
Daniel Ogbonna
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ JEAN-MICHEL MALEK	Interim Chief Executive Officer	March 16, 2017
Jean-Michel Malek	(Principal Executive Officer)
/s/ DANIEL OGBONNA	Senior Vice President and Chief Financial Officer	March 16, 2017
Daniel Ogbonna	(Principal Financial Officer)
/s/ J. KENT GILLIAM	Vice President and Financial Controller	March 16, 2017
J. Kent Gilliam	(Principal Accounting Officer)
/s/ DR. LEE PATRICK BROWN	Director	March 16, 2017
Dr. Lee Patrick Brown
/s/ WILLIAM J. CAMPBELL	Director	March 16, 2017
William J. Campbell
/s/ DUDU HLATSHWAYO	Director	March 16, 2017
Dudu Hlatshwayo
/s/ JOHN HOFMEISTER	Director	March 16, 2017
John Hofmeister
/s/ IRA WAYNE MCCONNELL	Director	March 16, 2017
Ira Wayne McConnell
/s/ J. MICHAEL STINSON	Director	March 16, 2017
J. Michael Stinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Erin Energy Corporation

We have audited the accompanying consolidated balance sheets of Erin Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity (capital deficiency), and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erin Energy Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred net losses in each of the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016, the Company’s current liabilities exceeded its current assets by $264.4 million. These conditions, along with other matters as set forth in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.
Houston, Texas
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Erin Energy Corporation

We have audited the accompanying consolidated balance sheet of Erin Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity (capital deficiency), and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erin Energy Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the previously filed 2015 financial statements, which is not presented herein, the Company incurred net losses in each of the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015, the Company’s current liabilities exceeded its current assets by $314.8 million. These conditions, along with other matters as set forth in that Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in that Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Houston, Texas
March 23, 2016 (except for the effects of the adjustments described in Note 16 - Correction of Immaterial Error in Previously Issued Consolidated Financial Statements, as to which the date is March 16, 2017)

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,177	$8,363
Restricted cash	2,600	8,661
Accounts receivable - trade	—	1,029
Accounts receivable - partners	674	287
Accounts receivable - related party	1,956	1,186
Accounts receivable - other	29	28
Crude oil inventory	9,398	4,789
Prepaids and other current assets	872	684
Total current assets	22,706	25,027
Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	265,713	368,891
Other property, plant and equipment, net	716	1,174
Total property, plant and equipment, net	266,429	370,065
Other non-current assets
Other non-current assets	66	67
Other assets, net	66	67
Total assets	$289,201	$395,159
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$244,963	$213,120
Accounts payable and accrued liabilities - related party	29,513	30,133
Current portion of long-term debt, net	12,627	96,558
Total current liabilities	287,103	339,811
Long-term notes payable - related party	129,796	120,006
Term loan facility	74,446	—
Asset retirement obligations	22,476	20,609
Total liabilities	513,821	480,426
Commitments and contingencies (Note 11)
Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 212,622,218 and 211,615,773 shares outstanding as of December 31, 2016 and 2015, respectively	213	212
Additional paid-in capital	792,972	789,615
Accumulated deficit	(1,018,292)	(875,891)
Treasury stock at cost, 99,932 and -0- shares as of December 31, 2016 and 2015, respectively	(228)	—
Total capital deficiency - Erin Energy Corporation	(225,335)	(86,064)
Non-controlling interests	715	797
Total capital deficiency	(224,620)	(85,267)
Total liabilities and capital deficiency	$289,201	$395,159

The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Crude oil sales, net of royalties	$77,815	$68,429	$53,844
Operating costs and expenses:
Production costs	94,607	90,079	80,296
Crude oil inventory (increase) decrease	(1,469)	(2,502)	14,512
Workover expenses	7,860	972	—
Exploratory expenses	39,269	16,437	14,283
Depreciation, depletion and amortization	58,051	97,179	21,590
Accretion of asset retirement obligations	1,867	1,931	2,166
Impairment of oil and gas properties	645	261,208	—
Loss on settlement of asset retirement obligations	205	3,653	—
General and administrative expenses	13,772	15,905	14,322
Total operating costs and expenses	214,807	484,862	147,169
Operating loss	(136,992)	(416,433)	(93,325)
Other income (expense):
Currency transaction gain	15,674	2,520	1,758
Interest expense	(21,924)	(17,986)	(4,383)
Other, net	—	—	(358)
Total other expense	(6,250)	(15,466)	(2,983)
Loss before income taxes	(143,242)	(431,899)	(96,308)
Income tax expense	—	—	—
Net loss before non-controlling interest	(143,242)	(431,899)	(96,308)
Net loss attributable to non-controlling interest	841	962	246
Net loss attributable to Erin Energy Corporation	$(142,401)	$(430,937)	$(96,062)
Net loss attributable to Erin Energy Corporation per common share:
Basic	$(0.67)	$(2.04)	$(0.49)
Diluted	$(0.67)	$(2.04)	$(0.49)
Weighted-average common shares outstanding:
Basic	212,318	211,616	194,745
Diluted	212,318	211,616	194,745
The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss, before non-controlling interest	$(143,242)	$(431,899)	$(96,308)
Other comprehensive income (loss):
Foreign currency translation	—	—	—
Total other comprehensive (loss) income	—	—	—
Comprehensive loss	(143,242)	(431,899)	(96,308)
Comprehensive loss attributable to non-controlling interests	841	962	246
Comprehensive loss attributable to Erin Energy Corporation	$(142,401)	$(430,937)	$(96,062)

The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity (Capital Deficiency)
	Shares	Amount
At December 31, 2013	146,637	$146	$736,692	$(348,892)	$—	$—	$387,946
Common stock issued	63,671	64	270,351	—	—	—	270,415
Stock-based compensation	—	—	3,492	—	—	—	3,492
Allied acquisition	—	—	(220,000)	—	—	—	(220,000)
Allied Transaction adjustments	—	—	(12,440)	—	—	—	(12,440)
Non-controlling interest	—	—	—	—	—	900	900
Net loss	—	—	—	(96,062)	—	(246)	(96,308)
December 31, 2014	210,308	210	778,095	(444,954)	—	654	334,005
Common stock issued	1,308	2	1,978	—	—	—	1,980
Stock-based compensation	—	—	4,631	—	—	—	4,631
Warrants issued with debt	—	—	4,911	—	—	—	4,911
Non-controlling interest	—	—	—	—	—	1,105	1,105
Net loss	—	—	—	(430,937)	—	(962)	(431,899)
December 31, 2015	211,616	212	789,615	(875,891)	—	797	(85,267)
Common stock issued	1,106	1	363	—	—	—	364
Stock-based compensation	—	—	2,941	—	—	—	2,941
Warrants issued with debt	—	—	53	—	—	—	53
Transfer to treasury upon vesting of restricted stock	—	—	—	—	(228)	—	(228)
Non-controlling interest	—	—	—	—	—	759	759
Net loss	—	—	—	(142,401)	—	(841)	(143,242)
December 31, 2016	212,722	$213	$792,972	$(1,018,292)	$(228)	$715	$(224,620)

The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31, 2016
	2016	2015	2014
Cash flows from operating activities
Net loss, including non-controlling interest	$(143,242)	$(431,899)	$(96,308)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	58,051	97,179	21,590
Impairment of oil and gas properties	645	261,208	—
Write-off of suspended exploratory well costs	33,031	—	—
Asset retirement obligation accretion	1,867	1,931	2,166
Amortization of debt issuance costs	3,615	2,766	147
Loss on settlement of asset retirement obligations	—	3,653	—
Related party liability offset	—	—	(32,880)
Unrealized currency transaction gain	(15,674)	(2,520)	(1,572)
Share-based compensation	2,941	5,027	3,095
Payments to settle asset retirement obligations	—	(16,640)	—
Other	—	—	(17)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	630	(804)	562
(Increase) decrease in crude oil inventory	(1,469)	(2,502)	14,512
(Increase) decrease in prepaids and other current assets	(187)	746	(1,672)
Increase in other non-current assets	—	—	(15)
Increase in accounts payable and accrued liabilities	66,147	84,000	56,845
Net cash provided by (used in) operating activities	6,355	2,145	(33,547)
Cash flows from investing activities
Capital expenditures	(19,293)	(84,039)	(128,510)
Allied transaction	—	—	(170,000)
Net cash used in investing activities	(19,293)	(84,039)	(298,510)
Cash flows from financing activities
Proceeds from the issuance of common stock	—	—	270,000
Proceeds from the exercise of stock options and warrants	364	1,855	415
Payments for treasury stock arising from withholding taxes upon restricted stock vesting	(228)	—	—
Proceeds from (repayments of) term loan facility	(5,968)	(337)	100,000
Proceeds from note payable - related party, net	6,829	61,815	10,649
Proceeds from short-term note payable	504	—	—
Repayment of short-term note payable	(449)	—	—
Debt issuance costs	(1,040)	—	(2,082)
Funds released from restricted cash, net	6,061	—	—
Funds restricted for debt service	—	—	(10,405)
Allied Transaction adjustments	—	—	(12,440)
Funding from non-controlling interest	—	553	900
Net cash provided by financing activities	6,073	63,886	357,037
Effect of exchange rate on cash and cash equivalents	5,679	1,228	—
Net increase (decrease) in cash and cash equivalents	(1,186)	(16,780)	24,980
Cash and cash equivalents at beginning of year	8,363	25,143	163
Cash and cash equivalents at end of year	$7,177	$8,363	$25,143
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$10,407	$11,114	$8
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$—	$125	$—
Discount on notes payable pursuant to issuance of warrants	$53	$4,911	$—
Reduction in oil and gas properties arising from settlement of accounts payable and accrued liabilities	$10,048	$—	$—

Reduction in accounts payable from settlement of Northern Offshore contingency	$—	$24,307	$—
Receivable from non-controlling interest	$—	$552	$—
Related party accounts payable, net, settled with related party notes payable	$—	$—	$(32,880)
Change in asset retirement obligation estimate	$—	$(4,284)	$3,766
The accompanying notes are an integral part of these consolidated financial statements

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — COMPANY DESCRIPTION

Erin Energy Corporation (NYSE MKT: ERN, JSE: ERN) is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s asset portfolio consists of seven licenses across four countries covering an area of approximately 19,000 square kilometers (approximately 5 million acres). The Company owns producing properties and conducts exploration activities offshore Nigeria, conducts exploration activities offshore Ghana and The Gambia, and onshore Kenya.

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

In May 2016, Dr. Kase L. Lawal retired from service as a member and Executive Chairman of the Board of Directors and Chief Executive Officer. John Hofmeister, a then current member of the Board of Directors, succeeded Dr. Lawal as the Chairman of the Board of Directors, and Babatunde (Segun) Omidele, the Company's then Chief Operating Officer, succeeded Dr. Lawal as the Chief Executive Officer. On February 16, 2017, Babatunde (Segun) Omidele informed the Company that he will be resigning from service as a member of the Board of Directors and as the Chief Executive Officer of the Company. The Board accepted his resignation effective as of February 22, 2017. The Board has appointed Jean-Michel Malek, the Company’s Senior Vice President, General Counsel and Secretary, to serve as Interim Chief Executive Officer effective February 22, 2017 while the Board conducts a search for a permanent replacement for Mr. Omidele.

NOTE 2. — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned direct and indirect subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of Previously Issued ASUs

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, the Company recorded and presented debt issuance costs as part of prepaids and other current assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirement for debt issuance costs. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.

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

Restricted cash as of December 31, 2016 and 2015, consists of $2.6 million and $8.7 million, respectively, held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at cost less allowance for doubtful accounts. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of December 31, 2016 and 2015, no allowance for doubtful accounts was necessary.

As of December 31, 2015, the Company had a $1.0 million trade receivable for the remaining balance owed from its December 2015 crude oil sale. As of December 31, 2016, its trade receivable balance was nil.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partner accounts receivable consist of balances owed from joint venture (“JV”) partners. As of December 31, 2016 and 2015, the Company was owed $0.7 million and $0.3 million from its Ghana JV partners for their share of the expenditures incurred in the Shallow Water Tano block, pursuant to the Ghana JV Joint Operating Agreement.
Crude Oil Inventory

Inventories of crude oil are valued at the lower of cost or market using the first-in, first-out method and include certain costs directly related to the production process and depletion, depreciation and amortization attributable to the underlying oil and gas properties. The Company had crude oil inventory of $9.4 million and $4.8 million as of December 31, 2016 and 2015, respectively.

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

A portion of the Company’s oil and gas properties include oilfield materials and supplies inventory to be used in connection with the Company’s drilling program. These inventories are stated at the lower of cost or market, which approximates fair value, and they are regularly assessed for obsolescence. Oilfield materials and supplies inventory balances were $34.7 million and $30.0 million at December 31, 2016 and 2015, respectively.

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

Asset Retirement Obligations

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for asset retirement obligations in accordance with applicable accounting guidelines, which require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Specifically, the Company records a liability for the present value, using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset.

Revenues

Revenues are recognized when crude oil is delivered to a buyer. The recognition criteria are satisfied when there exists a signed contract with defined pricing, delivery, and acceptance, and there is no significant uncertainty of collectability. Crude oil revenues are recorded net of royalties.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes in accordance with applicable accounting rules. Under the asset and liability method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to their net realizable amounts if it is more likely than not that the related tax benefits will not be fully realized.

The Company routinely evaluates any tax deduction and tax refund position in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained. If that test is met, the second step is to determine the amount of benefit or expense to recognize in the consolidated financial statements. See Note 13. — Income Taxes for further information.

Debt Issuance Costs

Debt issuance costs consist of certain costs paid to lenders in the process of securing a borrowing facility. Debt issuance costs incurred are capitalized and subsequently charged to interest expense over the term of the related debt, using the effective interest rate method. As a result of the adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company reclassified approximately $1.6 million of unamortized debt issuance costs related to its Term Loan Facility (see Note 9 - Debt) from prepaids and other current assets to current portion of long-term debt within its consolidated balance sheet as of December 31, 2015.

As of December 31, 2016 and 2015, unamortized debt issuance costs were $2.3 million and $1.6 million, of which $1.6 million and nil was classified as long-term, respectively. The current portion of the debt issuance costs, which was $0.8 million and $1.6 million as of December 31, 2016 and 2015, respectively, is presented as a reduction to the current portion of long-term debt.

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
During the years ended December 31, 2016 and 2015, the Company capitalized nil and $2.2 million, respectively, in interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign.

Stock-Based Compensation

The Company recognizes all stock-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on their grant-date fair values. The Company values its stock options awarded using the Black-Scholes

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the year ended December 31, 2016, 99,932 shares were withheld for taxes at a total cost of $0.2 million. The Company had no treasury stock withheld for taxes during the year ended December 31, 2015.

The following table sets forth information with respect to the withholding and related repurchases of the Company's common stock during the year ended December 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2016	3,643	$4.02
February 1 - February 29, 2016	62,152	$2.16
March 1 - March 31, 2016	17,318	$2.31
May 1 - May 31, 2016	1,072	$2.48
September 1 - September 30, 2016	6,162	$2.29
November 1 - November 30, 2016	6,175	$2.35
December 1 - December 31, 2016	3,410	$2.10
Total	99,932	$2.28

(1)	All shares repurchased were surrendered by employees to settle tax withholding obligations upon the vesting of restricted stock awards.

Reporting and Functional Currency

The Company has adopted the U.S. dollar as the functional currency for all of its foreign subsidiaries. Gains and losses on foreign currency transactions are included in results of operations.

Net Earnings (Loss) Per Common Share

Basic net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding at the end of the reporting period. Diluted net earnings or loss per share is computed by dividing net earnings or loss by the fully dilutive common stock equivalent, which consists of shares outstanding, augmented by potentially dilutive shares issuable upon the exercise of the Company’s stock options, non-vested restricted stock awards, and stock warrants and conversion of the 2014 Convertible Subordinated Note, calculated using the treasury stock method.

The table below sets forth the number of stock options, warrants, non-vested restricted stock, and shares issuable upon conversion of Convertible Subordinated Note that were excluded from dilutive shares outstanding during the years ended December 31, 2016, 2015 and 2014, as these securities are anti-dilutive because the Company was in a loss position each year.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Stock options	230	1,101	1,038
Stock warrants	3	541	6
Unvested restricted stock awards	1,942	1,275	997
Convertible note	—	12,379	10,932
	2,175	15,296	12,973

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

As of December 31, 2016 and 2015, the non-controlling interest recorded in equity was $0.7 million and $0.8 million, respectively, attributable to the joint ownership of an affiliate in our Erin Energy Ghana Limited subsidiary.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include the Company's estimate of future crude oil prices, production costs, development costs, and anticipated production of proved reserves, as well as appropriate risk-adjusted probable and possible reserves.

The following table presents information about the Company’s oil and gas properties measured at fair value on a non-recurring basis:

	Level 3
	As of December 31,
(in thousands)	2016	2015
Value of oil and gas properties (1)	$—	$293,408

(1)
This represents non-financial assets that are measured at fair value on a non-recurring basis due to impairments. This is the fair value of the asset base that was subjected to impairment and does not reflect the entire asset balance as presented on the accompanying balance sheets. Please see Note 5. — Property, Plant and Equipment for further information. Amounts included here are presented only in years where an impairment has occurred.

Other than the write-off of the carrying value of its offshore leases in Kenya (as discussed under Note 5 - Property, Plant and Equipment), there was no impairment to the Company's oil and gas properties for the year ended December 31, 2016.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debts at floating interest rates, approximate their fair values at December 31, 2016 and 2015, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

Risks and Uncertainties

The Company’s producing properties are located offshore Nigeria.

Substantially all of the Company’s crude oil available for sale is sold under spot sales contracts and is delivered Free on Board ("FOB") at the point of transfer from the FPSO, as is customary in the industry.

During the years ended December 31, 2016 and 2015, the Company sold its crude oil under spot sales contracts with one customer and two customers, respectively. The Company believes that the potential loss of one or both of these customers would not prevent it from selling its crude oil, as it will find other buyers for its crude oil.

Reclassification

Certain reclassifications have been made to the 2015 and 2014 consolidated financial statements to conform to the 2016 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of this standard. However, due to the nature of its operations, the adoption of this standard could have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement to retroactively adopt the equity method of accounting. ASU No. 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company will adopt this standards update, as required, beginning with the first quarter of 2017. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2016-08 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer. This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption at the beginning of an annual period is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under this ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3. - LIQUIDITY AND GOING CONCERN

The Company has incurred losses from operations in each of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the Company's total current liabilities of $287.1 million exceeded its total current assets of $22.7 million, resulting in a working capital deficit of $264.4 million. As a result of the current low commodity prices and the Company’s low oil production volumes due to the recent mechanical problem associated with well Oyo-8 that was resolved during the earlier part of 2016, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the third quarter of 2017.

The Company is currently pursuing a number of actions, including i) obtaining additional funds through public or private financing sources, ii) restructuring existing debts from lenders, iii) obtaining forbearance of debt from trade creditors, iv) reducing ongoing operating costs, v) minimizing projected capital costs for the 2017 exploration and development campaign, vi) farming-out a portion of our rights to certain of our oil and gas properties and vii) exploring potential business combination transactions. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

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

NOTE 4. — ACQUISITIONS

The Allied Assets

In February 2014, the Company completed the Allied Transaction, thereby acquiring the Allied Assets. Pursuant to the terms of the Transfer Agreement, the Company, as partial consideration for the Allied Assets, paid $170.0 million in cash, issued approximately 82.9 million shares of the Company’s common stock and entered into the 2014 Convertible Subordinated Note.

To fund the cash portion of the Allied Transaction and a portion of the anticipated capital expenditures for the development of the Oyo field, the Company also entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the Public

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Corporation (SOC) Limited, a state-owned company incorporated in the Republic of South Africa (“PIC”), for an aggregate cash investment of $270.0 million through a private placement of 62.8 million shares of common stock (the “Private Placement”). Additional contingent payments are owed to Allied upon the occurrence of certain future events. See Note 11. — Commitments and Contingencies for additional information regarding the contingent payments due to Allied.

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
(1) Because the cash and debt consideration exceeds the carrying value of the assets acquired, no value was assigned to the shares issued

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
In October 2015, at the completion of the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties have presented this conclusion to the relevant government entities. The Ghanian Government is currently reviewing the requests for adjustment of the fiscal terms, and has granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	As of December 31,
(In thousands)	2016	2015
Wells and production facilities	$318,739	$329,133
Proved properties	386,196	386,196
Work in progress and exploration inventory	34,712	65,043
Oilfield assets	739,647	780,372
Accumulated depletion	(483,754)	(421,921)
Oilfield assets, net	255,893	358,451
Unevaluated leaseholds	9,820	10,440
Oil and gas properties, net	265,713	368,891
Other property and equipment	3,040	2,963
Accumulated depreciation	(2,324)	(1,789)
Other property and equipment, net	716	1,174
Total property, plant and equipment, net	$266,429	$370,065

All of the Company’s oilfield assets are located offshore Nigeria in the OMLs. “Work-in-progress and exploration inventory” includes suspended costs for wells that are not yet completed, as well as warehouse inventory items purchased as part of the redevelopment plan of the Oyo field. During the year ended December 31, 2016, the Company wrote off $33.0 million of suspended exploratory well costs to exploration expense. See Note 6. — Suspended Exploratory Well Costs for further information

The Company’s unevaluated leasehold costs include costs to acquire the rights to the exploration acreage in its various oil and gas properties. The $9.8 million unevaluated leasehold cost as of December 31, 2016 includes the $1.0 million payment during 2015 to extend the initial exploration period for the Gambia Licenses and the $1.2 million payment in 2014 to acquire rights to the Ghana properties.

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

In December 2016, the Company recorded a non-cash impairment charge of $0.6 million, mainly to write-off the carrying value of its offshore leases in Kenya because the Company no longer intends to renew or extend its leases on these offshore blocks. In December 2015, the Company concluded that the carrying value of its oilfield assets would not be recoverable under the then current market conditions. Accordingly, the Company recorded a non-cash impairment charge of $228.6 million to reduce the carrying value of its oil and gas properties to their estimated fair values as of December 31, 2015. In addition, the Company recorded a charge of $32.6 million to write-off the carrying value of well Oyo-5 from work in progress because the Company no longer intends to recomplete it into a water injection well under current plans.

NOTE 6. — SUSPENDED EXPLORATORY WELL COSTS

In November 2013, the Company achieved both its primary and secondary drilling objectives for the well Oyo-7. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three Miocene intervals totaling approximately 65 feet, as interpreted by the logging-while-drilling (“LWD”) data. As of December 31, 2015, the Company’s suspended exploratory well costs were $26.5 million for the costs related to the Miocene exploratory drilling activities. Plans are underway to secure a rig to drill at least one exploration well in the nearby G-Prospect. However, due to current economics, the primary objective of the G-Prospect is no longer to target the same Miocene formation as the ones found

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the Oyo-7 exploratory drilling. As such, during the year ended December 31, 2016, the Company wrote off the $26.5 million to exploration expense.

In August 2014, the Company drilled well Oyo-8 to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management completed a detailed evaluation of the results and initially capitalized suspended exploratory well costs amounting to $6.5 million at December 31, 2015 for the costs related to the Pliocene exploration drilling activities in the eastern fault block. During the year ended December 31, 2016, the Company wrote off the $6.5 million to exploration expense as current drilling plans will no longer specifically target such area due to current economics.

NOTE 7. — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at December 31, 2016 and 2015:

	As of December 31,
(In thousands)	2016	2015
Accounts payable - vendors	$173,306	$153,085
Amounts due to government entities	66,573	53,119
Accrued interest	3,074	2,510
Accrued payroll and benefits	1,204	629
Other liabilities	806	3,777
	$244,963	$213,120

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

The following table summarizes changes in the Company’s asset retirement obligations during the years ended December 31, 2016 and 2015:

(In thousands)	2016	2015
Asset retirement obligations at January 1	$20,609	$26,533
Accretion expense	1,867	1,931
Additions	—	9,416
Revisions in estimated liabilities	—	(4,284)
Loss on settlement of asset retirement obligations	—	3,653
Payments to settle asset retirement obligations	—	(16,640)
Asset retirement obligations at December 31	$22,476	$20,609

In April 2015, the Company completed plug and abandonment ("P&A") activities for well Oyo-6 that was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by approximately $3.7 million. Accordingly, the Company recorded a $3.7 million loss on settlement of asset retirement obligations during the year ended December 31, 2015.

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the current and long-term portions of the Company's asset retirement obligations as of the end of December 31, 2016 and 2015:

	As of December 31,
(In thousands)	2016	2015
Asset retirement obligations, current portion	$—	$—
Asset retirement obligations, long-term portion	22,476	20,609
	$22,476	$20,609

NOTE 9. — DEBT

Short-Term Debt:

Short-Term Borrowing - TOTSA Advances

In May 2016, the Company received $4.7 million as an advance under a prepayment agreement (the “May Advance”) with TOTSA Total Oil Trading SA ("TOTSA"). Interest accrued on the May Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the May Advance was made from proceeds received from the June 2016 crude oil lifting.

In August 2016, the Company received $6.0 million as an advance under a prepayment agreement with TOTSA (the “August Advance”). Interest accrued on the August Advance at the rate of the 60-day LIBOR plus 5% per annum. Repayment of the August Advance was made from proceeds received from the August 2016 crude oil lifting.

Short-Term Note Payable

In June 2016, the Company borrowed approximately $0.5 million under a 30-day Promissory Note agreement entered into with a Nigerian bank (the “2016 Short-Term Note”), and had a facility flat fee of 2.5%. The 2016 Short-Term Note was renewed for another 30 days in July 2016 at a flat fee facility rate of 2.5%, and was fully repaid in July 2016.

Long-Term Debt- Term Loan Facility:

Term Loan Facility

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility (as amended or modified, the “Term Loan Facility”) with Zenith for a five-year senior secured term loan providing initial borrowing capacity of up to $100.0 million. Of the total commitment provided, 90% of the Term Loan Facility is available in U.S. dollars, while the remaining 10% is available in Nigerian Naira. U.S. dollar borrowings under the Term Loan Facility currently bear interest at the rate of LIBOR plus 11.1%. The obligations under the Term Loan Facility include a legal charge over the OMLs and an assignment of proceeds from oil sales. The obligations of EPNL have been guaranteed by the Company and rank in priority with all its other obligations. Proceeds from the Term Loan Facility were used for the further expansion and development of the Oyo field in Nigeria.

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

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million. Upon modification of the Term Loan Facility, additional fees of $1.4 million were incurred. These fees were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of December 31, 2016, $2.3 million of the debt issuance costs remained unamortized.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, the Company made payments of $0.4 million and $5.6 million for the principal repayment of the Naira portion of the loan and for the U.S. dollar principal, respectively.

As of December 31, 2016, the Company recognized an unrealized foreign currency gain of $4.3 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $87.1 million, net of debt discount. Of this amount, $74.4 million was classified as long-term and $12.6 million as short-term. Accrued interest for the Term Loan Facility was $3.1 million as of December 31, 2016. Scheduled principal repayments on the outstanding balance on the Term Loan Facility are as follows (in thousands):

Scheduled payments by year	Principal
2017	$13,413
2018	19,673
2019	21,460
2020	27,265
2021 and thereafter	7,609
Total principal payments	$89,420
Less: Unamortized debt issuance costs	2,347
Total Term Loan Facility, net	$87,073

Long-Term Debt - Related Party:

As of December 31, 2016, the Company’s long-term related party debt was $129.8 million, consisting of $24.9 million owed under the 2011 Promissory Note, $50.0 million owed under the 2014 Convertible Subordinated Note, $48.5 million, net of discount, under the 2015 Convertible Note, and $6.4 million owed under the 2016 Promissory Note.

Allied, a related party, is the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the “Allied Notes”). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due, and default under other indebtedness. As of December 31, 2016, the Company was not in compliance with the default provisions of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied agreed to waive its rights under all default provisions of each of the Allied Notes through April 2018.

2011 Promissory Note

The Company has a $25.0 million borrowing facility under the 2011 Promissory Note with Allied. Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In March 2017, the Promissory Note was amended to extend the maturity date to April 2018. As consideration for the extension, the 2011 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. The entire $25.0 million facility amount can be utilized for general corporate purposes. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. As of December 31, 2016, the outstanding principal and accrued interest under the 2011 Promissory Note was $24.9 million and $1.6 million, respectively.

2014 Convertible Subordinated Note

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As partial consideration in connection with the February 2014 acquisition of the Allied Assets, the Company issued the $50.0 million 2014 Convertible Subordinated Note in favor of Allied. Interest on the 2014 Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the 2014 Convertible Subordinated Note five years from the closing of the Allied Transaction.

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014 Convertible Subordinated Note agreement by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. As of December 31, 2016, the Company owed $8.0 million in interest under the 2014 Convertible Subordinated Note.

The Company may, at its option, prepay the 2014 Convertible Subordinated Note in whole or in part, at any time, without premium or penalty. Further, the 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company. As of December 31, 2016, the outstanding principal under the 2014 Convertible Subordinated Note was $50.0 million.

2015 Convertible Note

In March 2015, the Company entered into a borrowing facility with Allied in the form of the 2015 Convertible Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. In March 2017, the maturity date of the 2015 Convertible Note was extended to April 2018. Interest accrues at the rate of LIBOR plus 5%, and is payable quarterly.

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

As of December 31, 2016, the Company had borrowed $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. The total fair market value of the warrants amounting to $5.0 million based on the Black-Scholes option pricing model was recorded as a discount from the note, and is being amortized using the effective interest method over the life of the note. As of December 31, 2016, the unamortized balance of the note discount was nil.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of December 31, 2016, the outstanding balance of the 2015 Convertible Note, net of discount, was $48.5 million. Accrued interest on the 2015 Convertible Note was $4.9 million as of December 31, 2016.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the Lender of the two Promissory Notes agreed to combine both notes into a $10.0 million borrowing facility (the "2016 Promissory Note"). Interest accrues at a rate of the 30-day LIBOR plus 7% per annum.

Subsequent to the combination of both notes into the 2016 Promissory Note, the Company had additional drawings under the 2016 Promissory Note totaling $2.4 million.

As of December 31, 2016, the outstanding balance under the 2016 Promissory Note was $6.4 million. Accrued interest on the 2016 Promissory Note was $0.4 million as of December 31, 2016. In March 2017, the maturity date of the 2016 Promissory Note was extended to April 2018. As consideration for the extension, the 2016 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share.

NOTE 10. — RELATED PARTY TRANSACTIONS

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The table below sets forth the related party assets and liabilities as of December 31, 2016 and 2015:

	As of December 31,
(In thousands)	2016	2015
Accounts receivable, CEHL	$1,956	$1,186
Accounts payable and accrued liabilities, CEHL	$29,513	$30,133
Long-term notes payable - related party, CEHL	$129,796	$120,006

As of December 31, 2016 and 2015, the related party receivable balances of $2.0 million and $1.2 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.

As of December 31, 2016 and 2015, the Company owed $29.5 million and $30.1 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of December 31, 2016 and 2015, accrued and unpaid interest on the various related party notes payable were $15.2 million and $8.3 million, respectively.

As of December 31, 2016, the Company had a combined note payable balance of $129.8 million owed to affiliates, consisting of $24.9 million in borrowings under the 2011 Promissory Note, $50.0 million in borrowings under the 2014 Convertible Subordinated Note, $48.5 million borrowing under the 2015 Convertible Note, net of discount, and $6.4 million under the 2016 Promissory Note. As of December 31, 2015, the Company had a long-term note payable balance of $120.0 million owed to an affiliate, consisting of $25.0 million in borrowings under the 2011 Promissory Note, $50.0 million in borrowings under the 2014 Convertible Subordinated Note, and $45.0 million borrowing under the 2015 Convertible Note, net of discount. See Note 9. — Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth the transactions incurred with affiliates during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Total operating expenses, CEHL	$14,621	$15,106	$14,449
Interest expense, CEHL	$6,843	$5,490	$2,414

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain affiliates of the Company provide procurement and logistical support services to the Company’s operations. In connection therewith, during the years ended December 31, 2016, 2015 and 2014, the Company incurred operating costs amounting to approximately $14.6 million, $15.1 million and $14.4 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $6.8 million, $5.5 million and $2.4 million, respectively, in relation to related party notes payable.

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

NOTE 11. — COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s significant future commitments on non-cancellable operating leases and estimated obligations arising from its minimum work obligations for the five years after December 31, 2016 and thereafter:

	Payments Due By Period
(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations:
FPSO and drilling rig leases - Nigeria	$193,451	$48,363	$48,362	$48,363	$48,363	$—	$—
Office leases	1,600	537	493	450	81	39	—
Minimum work obligations:
Kenya	65,133	65,133	—	—	—	—	—
The Gambia	1,200	600	600	—	—	—	—
Ghana	10,650	10,650	—	—	—	—	—
Total	$272,034	$125,283	$49,455	$48,813	$48,444	$39	$—

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

The Company also has commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), and one Petroleum Agreement with the Republic of Ghana. In all cases, the Company entered into these commitments through a subsidiary. To maintain compliance and ownership, the Company is required to fulfill certain minimum work obligations and to make certain payments as stated in each of the Kenya PSCs, the Gambia Licenses, and the Ghana Petroleum Agreement. The table above sets forth the Company's future contractual obligations with regards to the minimum work obligations in each country. In December 2016, the Company recorded a charge of $0.6 million to write-off the carrying value of certain of its offshore leases in Kenya because the Company no longer intends to renew or extend its leases on these offshore blocks.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company rents office space and miscellaneous office equipment under non-cancelable operating leases. Office rent expense, net of sublease income, for the years ended December 31, 2016, 2015 and 2014, was $1.1 million, $0.9 million and $1.0 million, respectively. At December 31, 2016, minimum future rental commitments for office leases were a total of $1.6 million.

Contingencies

Legal Contingencies and Proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2016, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, EPNL, as Respondents (the “Arbitration”).   The Arbitration is in relation to a drilling contract entered into by the Claimants and EPNL, and a parent company guarantee provided by the Company in relation thereto. The Claimants are seeking an order that the Respondents pay the sum of approximately $20.2 million together with interest and costs.  The Company filed its Statement of Defense on October 4, 2016. The London Court of International Arbitration has set the arbitration hearing to begin on October 3, 2017 with a possible earlier hearing start date, subject to availability.

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the Allied Assets pursuant to the Transfer Agreement and (2) issued shares to the PIC in a private placement (collectively the “February 2014 Transactions”).  The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) the Company's majority shareholder, CEHL.  The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the 2014 Transactions, and a direct claim for aiding and abetting against Dr. Kase Lawal, the former Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint, which motions were heard on January 18, 2017.

On May 13, 2016, CEONA Contracting (UK) Limited ("Ceona") initiated arbitration proceedings against the Company for $2.9 million, together with costs, expenses and interest, for work done in relation to the Company's ordinary course of business.  On August 22, 2016, the parties entered into a settlement agreement, and as a result thereof, the Company decreased its accounts payable and accrued liabilities by $2.7 million with a corresponding decrease to its oil and gas properties as of December 31, 2016.  Also as part of the settlement agreement, the Company paid $1.1 million to Ceona on August 31, 2016.

On July 29, 2016, a judgment was entered against the Company in the amount of $2.4 million, including interest, in relation to amounts due to a contractor (Polarcus MC Ltd.) in the ordinary course of business.  A further sum of $0.4 million was payable under the relevant contract, and the contractor has made a further claim, which is disputed by the Company, for an additional $0.3 million plus legal costs. Under a further court order dated September 9, 2016, further proceedings in respect of the matter have been stayed pending fulfillment of certain settlement terms.  As of the date of this report, the judgment debt has been completely satisfied, with all remaining sums claimed by this contractor discharged in January 2017.

Unrecognized Loss Contingency

As of December 31, 2016, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes that, based on its experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $17.1 million.

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

Stock Options

The table below sets forth a summary of stock option activity for the year ended December 31, 2016.

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock Options
Outstanding at December 31, 2015	2,532	$2.29	1.6
Granted	—	$—	—
Exercised	(1,200)	$1.84	—
Forfeited	(27)	$3.42	—
Expired	(158)	$3.70	—
Outstanding at December 31, 2016	1,147	$2.54	2.0
Expected to vest	908	$2.21	1.6
Exercisable at December 31, 2016	239	$3.79	3.4

During the year ended December 31, 2016, the Company issued 437,638 shares of common stock as a result of the exercise of stock options, of which 246,838 shares of common stock were issued as a result of the cashless exercise of 1,008,803 options. Also, during the year ended December 31, 2016, options to purchase 157,768 shares of common stock expired, and options to purchase 27,052 shares were forfeited.

The total intrinsic value of options outstanding and options exercisable were $0.9 million and $0.9 million, respectively, at December 31, 2016. The total intrinsic values realized by recipients on options exercised were $0.7 million, $0.01 million, and $0.9 million in 2016, 2015 and 2014, respectively.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded compensation expense relative to stock options in 2016, 2015 and 2014 of $0.4 million, $1.3 million and $1.3 million, respectively. As of December 31, 2016, there were approximately $0.3 million of total unrecognized compensation cost related to stock options, with $0.2 million and $0.1 million to be recognized during the years ended December 31, 2017 and 2018, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the weighted-average amounts and the assumptions used in the model for options awarded in each year under equity incentive plans.

	2016	2015	2014
Expected price volatility	—%	77.1% - 83.1%	87.7%
Risk free interest rate (U.S. treasury bonds)	—%	1.0 to 1.2%	1.1%
Expected annual dividend yield	—	—	—
Expected option term (years)	—	3.0	3.0
Weighted-average grant date fair value per share	—	$2.73	$1.92

Stock Warrants

The table below sets forth a summary of stock warrant activity for the year ended December 31, 2016.

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock warrants
Outstanding at December 31, 2015	2,935	$3.61	4.2
Granted	48	$2.07	4.3
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	2,983	$3.59	3.2
Expected to vest	—	$—	—
Exercisable at December 31, 2016	2,983	$3.59	3.2

The total intrinsic value of warrants outstanding and exercisable was $1.0 million at December 31, 2016.

During the year ended December 31, 2016, and in connection with the execution of the 2015 Convertible Note, the Company issued to Allied warrants to purchase 48,291 shares of the Company’s common stock at exercise prices ranging from $2.00 to $2.13 per share. The warrants are exercisable at any time starting from the date of issuance and have a five-year term. See Note 9 – Debt - 2015 Convertible Note.

During the year ended December 31, 2014, as compensation for services received, the Company issued warrants to a service provider to purchase 0.3 million shares of common stock at an exercise price of approximately $3.36 per share. The warrants are exercisable at any time starting from the date of issuance and have a five year term. During the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of nil, $0.4 million and $0.1 million, respectively, related to these warrants, based on the Black-Scholes option pricing model.

The table below shows the weighted-average amounts and the assumptions used in the model for warrants issued during each year.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
Expected price volatility	84.7% - 84.8%	76.8% - 83.2%	82.7%
Risk free interest rate (U.S. treasury bonds)	0.8%	0.8% - 1.1%	1.1%
Expected annual dividend yield	—	—	—
Expected option term (years)	3.0	3.0	3.0
Weighted-average grant date fair value per share	$1.12	$1.86	$1.80

Restricted Stock Awards (“RSA”)

In addition to stock options, the Company’s 2009 Plan allows for the grant of restricted stock awards (“RSAs”). The Company determines the fair value of RSAs based on the market price of its common stock on the date of grant. Compensation cost for RSAs is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

The table below sets forth a summary of RSA activity for the year ended December 31, 2016.

	Shares (In Thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock
Non-vested at December 31, 2015	1,114	$3.21
Granted	1,716	$2.16
Vested	(669)	$3.56
Forfeited	(89)	$2.59
Non-vested as of December 31, 2016	2,072	$2.25

During the year ended December 31, 2016, the Company granted its officers, directors, and employees a total of approximately 1.7 million shares of restricted common stock, including 0.5 million shares of performance-based restricted stock awards ("PBRSAs") to certain officers with vesting periods varying from immediate vesting to 36 months. During the year ended December 31, 2016, 89,461 shares of restricted common stock were forfeited.

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

The Company recorded compensation expense relative to RSAs, including PBRSAs, in 2016, 2015 and 2014 of $2.5 million, $3.3 million and $1.7 million, respectively.

The total grant date fair value of RSA shares that vested during 2016 and 2015 was approximately $2.1 million and $3.1 million, respectively. As of December 31, 2016, there were approximately $1.7 million of total unrecognized compensation cost related to non-vested RSAs, with $1.5 million and $0.2 million to be recognized during the years ended December 31, 2017 and 2018, respectively.

NOTE 13. — INCOME TAXES

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net loss attributable to Erin Energy Corporation before income tax expense	$(142,401)	$(430,937)	$(96,062)
Expected income tax provision at statutory rate of 35%	(49,840)	(150,828)	(33,622)
Increase (decrease) due to:
Foreign rate differential	(17,202)	(59,467)	(10,083)
Change in valuation allowance	71,148	256,910	98,376
Investment tax credit - Nigeria	1,991	(35,580)	(40,765)
Non-deductible expenses and other	(6,097)	(11,035)	(13,906)
Total income tax expense	$—	$—	$—

Significant components of our deferred tax assets are as follows:

	As of December 31,
(In thousands)	2016	2015
Basis difference in fixed assets	$(3,249)	$11,893
Unused capital allowances	572,051	506,795
Net operating losses	109,230	88,391
Other	12,421	12,226
	690,453	619,305
Valuation allowance	(690,453)	(619,305)
Net deferred income tax assets	$—	$—

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

Furthermore, because the Company does not currently have any revenue generating activities either in the U.S. or in any of its non-Nigerian subsidiaries, it cannot demonstrate that it is more likely than not that any of the related deferred tax assets will be utilized in the foreseeable future.

On the basis of this assessment, valuation allowances of $690.5 million and $619.3 million were recorded as of December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States:	2007	-	2016
Nigeria:	2010	-	2016
Kenya:	2012	-	2016
The Gambia:	2012	-	2016

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below sets forth segment activity for the years ended December 31, 2016, 2015, and 2014.

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
For the Years Ended December 31,
2016
Revenues	$77,815	$—	$—	$—	$—	$77,815
Operating loss	$(119,346)	$(2,569)	$(1,570)	$(1,677)	$(11,830)	$(136,992)
2015
Revenues	$68,429	$—	$—	$—	$—	$68,429
Operating loss	$(387,448)	$(8,038)	$(5,209)	$(1,931)	$(13,807)	$(416,433)
2014
Revenues	$53,844	$—	$—	$—	$—	$53,844
Operating loss	$(64,716)	$(12,130)	$(1,347)	$(492)	$(14,640)	$(93,325)

The table below sets forth the total assets by segment as of December 31, 2016 and 2015.

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
December 31, 2016	$281,050	$698	$3,034	$3,648	$771	$289,201
December 31, 2015	$387,326	$1,399	$3,016	$2,447	$971	$395,159

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. — SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (In thousands, except for per share amounts)

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$4,929	$23,151	$28,619	$21,116
Operating loss	$(28,293)	$(27,199)	$(21,817)	$(59,683)
Net loss attributable to Erin Energy Corporation	$(32,411)	$(22,572)	$(23,471)	$(63,947)
Net loss per common share attributable to Erin Energy Corporation
Basic	$(0.15)	$(0.11)	$(0.11)	$(0.30)
Diluted	$(0.15)	$(0.11)	$(0.11)	$(0.30)
	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$—	$—	$28,667	$39,762
Operating loss	$(32,031)	$(5,821)	$(53,423)	$(325,158)
Net loss attributable to Erin Energy Corporation	$(33,059)	$(9,162)	$(58,682)	$(330,034)
Net loss per common share attributable to Erin Energy Corporation
Basic	$(0.16)	$(0.04)	$(0.28)	$(1.56)
Diluted	$(0.16)	$(0.04)	$(0.28)	$(1.56)

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. — CORRECTION OF IMMATERIAL ERROR IN PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the filing of the Company's September 30, 2016 Form 10-Q, the management of the Company determined that the impairment calculation of its oil and gas properties as of December 31, 2015 did not exclude estimated future cash flows related to future abandonment costs. As a result, the Company is revising certain of its consolidated financial statements as of and for the year ended December 31, 2015 to correct this error. This prior year error correction did not change the net cash flows provided by or used in operating, investing or financing activities previously reported. The effect of this correction on capital deficiency as of December 31, 2015 was a reduction of $20.6 million, as reflected in the Statement of Changes in Capital Deficiency as of December 31, 2015. After considering Staff Accounting Bulletin No. 99, Assessing Materiality, management does not deem this revision to be material to its consolidated financial statements due to its consideration of the amount and direction of the error and its impact on the quality of key oil and natural gas industry financial metrics.

As a result of the correction, the originally reported net loss for the year ended December 31, 2015 was decreased by $20.6 million, and originally reported basic and diluted loss per share for the year ended December 31, 2015 was decreased by $0.09 per share.

The following table reflects the amounts within the consolidated balance sheet, statement of operations, and statement of cash flows as originally reported to amounts as now reflected as of and for the year ended December 31, 2015.

(In thousands)	December 31, 2015
	As Originally
	Reported	Adjustments	Corrected
Consolidated Balance Sheet
Oil and gas properties, net	$348,331	$20,560	$368,891
Total property, plant and equipment, net	$349,505	$20,560	$370,065
Accumulated deficit	$(896,451)	$20,560	$(875,891)
Total capital deficiency	$(105,827)	$20,560	$(85,267)

Consolidated Statement of Operations - for the year ended
Impairment of oil and gas properties	$281,768	$(20,560)	$261,208
Total operating costs and expenses	$505,422	$(20,560)	$484,862
Net loss	$(451,497)	$20,560	$(430,937)
Basic and diluted loss per share attributable to Erin Energy Corporation	$(2.13)	$0.09	$(2.04)

Consolidated Statement of Cash Flows - for the year ended
Net loss, including non-controlling interest	$(452,459)	$20,560	$(431,899)
Impairment of oil and gas properties	$281,768	$(20,560)	$261,208

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. — SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 31,841 shares of common stock upon the cashless exercise of stock options.

Subsequent to December 31, 2016, the Company granted to employees approximately 0.4 million shares of restricted stock, and granted performance-based restricted stock awards (PBRSA) to certain officers totaling 0.2 million shares.

In February 2017, the Company received $13.6 million as an advance (the “February Advance”) under a stand-alone spot oil sales contract with Glencore Energy UK Ltd. ("Glencore"). Interest accrued on the February Advance at the rate of LIBOR plus 6.5%. Repayment of the February Advance was made from the February 2017 crude oil lifting.

MCB Finance Facility and Related Agreements

On February 6, 2017, the Company and its subsidiary, EPNL, entered into a Pre-export Finance Facility Agreement (the “MCB Finance Facility”) with The Mauritius Commercial Bank Limited, as mandated lead arranger, agent, security agent, original lender and issuing bank ( “MCB”). The MCB Finance Facility provides for a total commitment of $100.0 million and is supported by a guarantee from The Standard Bank of South Africa Limited (“SBSA”), as named guarantor, which guarantee is facilitated by the South African Public Investment Corporation (SOC) Limited ("PIC"), the Company’s second largest shareholder. The PIC guarantee is made with recourse to the Company pursuant to the Company’s entry into the Financing Support Agreement with PIC (the "Financing Support Agreement").

In connection with the MCB Finance Facility, and as a condition precedent to the initial drawdown thereunder, EPNL entered into an exclusive off-take contract with Glencore dated January 18, 2017 (the “Off-take Contract”) for EPNL’s entire volumes of oil produced from the OMLs located offshore Nigeria. Pursuant to the MCB Finance Facility, EPNL is required to comply with the terms of the Off-take Contract, ensure payments and deliveries of oil and notify MCB of any failures under such contract and ensure that it receives a fair market price for delivered oil.

The MCB Finance Facility is supported by the SBSA guarantee as facilitated by PIC, the assignment of the Off-take Contract and the assignment by way of security of certain accounts, including a debt service reserve account, as set forth in the MCB Finance Facility. EPNL is required to deposit $10.0 million at the closing of the MCB Finance Facility into the debt service reserve account with MCB and maintain that balance for so long as borrowings are outstanding under the MCB Finance Facility. The aforementioned guarantee and security agreements must be entered into by the parties thereto as conditions precedent to the initial drawdown on the MCB Finance Facility.

EPNL may make drawdowns under the MCB Finance Facility by way of loans and/or letters of credit until June 30, 2017 after which the remaining balance of MCB's commitment may be deposited into a capital expenditure reserve account for payment of invoices expected to be payable within six months after June 30, 2017. Borrowings under the MCB Finance Facility bear interest at three-month LIBOR plus a 6% margin. After a grace period that ends on June 30, 2017, the MCB Finance Facility will be repaid over a period starting from June 30, 2017 and ending on December 31, 2019.

The MCB Finance Facility includes customary fees, including a commitment fee, structuring fee, underwriting fee, management fee, fees payable in respect of utilization of the MCB Finance Facility by way of letter of credit and other fees, and subjects EPNL to certain covenants under the terms of the MCB Finance Facility, and is subject to conditions to closing as is customary with such facilities and customary events of default.

Also on February 6, 2017, the Company and PIC also entered into the Financing Support Agreement. Pursuant to the Financing Support Agreement, PIC agrees to apply for, request and authorize SBSA, or any other reputable commercial bank acceptable to MCB, to issue a bank guarantee in favor of MCB in the amount of $100.0 million. The issuance of a guarantee in favor of MCB by SBSA or another reputable commercial bank is a condition precedent to the closing of the MCB Finance Facility.

In consideration for this undertaking, the Company has agreed to pay PIC an upfront fee equal to 250 basis points on the guarantee amount and issue to PIC warrants to purchase a number of shares of the Company’s common stock in an amount equal to the guarantee amount multiplied by 20% divided by the closing market price of the Company’s common stock on the day that EPNL receives funds under the MCB Finance Facility, with an exercise price equal to such closing market price. The Company also has agreed to indemnify PIC from and against certain claims and losses. The amount of any and all indemnifiable losses suffered

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by PIC agreed or otherwise required to be paid by the Company will be paid in cash or, at the option of PIC, may be paid in newly issued shares of the Company’s common stock.

On February 8, 2017, and in connection with the MCB Finance Facility, the Company, EPNL, MCB and Zenith, the Company’s existing secured lender, also entered into an Override Deed (the “Override Deed”). The Override Deed establishes, inter alia, pro-rata rights of MCB and Zenith in respect of the proceeds from the Off-take Contract, governs the mechanics of any enforcement action by the creditors and sets out pro-rata sharing of enforcement proceeds between MCB and Zenith. The Override Deed also grants the necessary consents to EPNL’s entry into the MCB Finance Facility and related documents.

Execution of Drilling Rig Contract

In March 2017, the Company entered into a drilling services contract with Pacific Drilling using the Pacific Bora drilling rig. The Company plans to use this rig to drill well Oyo-9 on the Oyo field in the deepwater offshore Nigeria. Under the contract, the Company has the option to drill up to two additional wells. The option to extend the contract, if exercised, would be used to drill two of its offshore Nigeria exploration prospects in the prolific Miocene geological zone. The Pacific Bora is a highly efficient sixth generation double-hulled drillship currently in Nigeria and expected to be mobilized to the Oyo field and on site in June 2017. The contract provides for a base operating rate of $195,000 per day. The rig can be used for both drilling and well completion.

ERIN ENERGY CORPORATION
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

The unaudited supplemental information on oil and gas exploration and production activities for 2016, 2015 and 2014 has been presented in accordance with FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The totality of the Company’s proved reserves are located offshore Nigeria.

Estimated Net Proved Crude Oil Reserves

The following estimates of the net proved crude oil reserves in Nigeria are based on evaluations prepared by third-party reservoir engineers DeGolyer and MacNaughton (“D&M”). D&M has prepared evaluations on 100 percent of our rights to proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties for the years ended December 31, 2016, 2015 and 2014. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2016, 2015, and 2014, were $42.21, $53.51, and $100.37 per barrel of crude oil, respectively, including price differentials.

Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Crude Oil
(MBbls)
International
December 31, 2013	8,540
Revisions	875
Production	(364)
December 31, 2014	9,051
Revisions	4,497
Production	(1,564)
December 31, 2015	11,984
Revisions	(980)
Production	(1,754)
December 31, 2016	9,250

Proved developed reserves
December 31, 2014	—
December 31, 2015	7,594
December 31, 2016	3,256

Proved undeveloped reserves
December 31, 2014	9,051
December 31, 2015	4,390
December 31, 2016	5,994

The 980 MBbls downward revision in our proved reserves for the year ended December 31, 2016 was due to field depletion during 2016 and the poorer performance of well Oyo-7 than initially predicted. The 4,497 MBbl upward revision in our proved reserves during 2015 was primarily due to the excellent performance of one of our producing wells and better projected performance for one of our planned wells. The 875 MBbl upward revision in our proved reserves for the year ended December 31, 2014 was due to a revision in estimates, subsequent to a new full reservoir study on the Oyo field conducted in 2014.

Capitalized Costs

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

	As of December 31,
(In thousands)	2016	2015
International
Proved properties	$671,913	$717,324
Unproved properties	42,850	43,470
Materials and equipment	34,704	30,018
Total capitalized costs	749,467	790,812
Accumulated depreciation, depletion and amortization	(483,754)	(421,921)
Net capitalized costs	$265,713	$368,891

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

	Years Ended December 31,
(In thousands)	2016	2015	2014
International
Property acquisitions
Proved	$—	$—	$—
Unproved	—	1,000	1,200
Exploration (1)	39,269	16,437	20,813
Development	1,669	135,966	162,742
Total costs incurred	$40,938	$153,403	$184,755

(1)
Includes capitalized exploratory drilling costs, as well as other geological and geophysical costs. In 2016, this includes the write-off of the Company's suspended exploratory well costs related to the Miocene and Pliocene exploration drilling of $33.0 million, which was capitalized prior p[years pending the completion of its evaluation as proved reserves.

ERIN ENERGY CORPORATION
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Results of Continuing Operations

Results of continuing operations for producing activities consist of all activities within the oil and gas exploration and production operations.

	Years Ended December 31,
(In thousands)	2016	2015	2014
International
Revenues	$77,815	$68,429	$53,844
Production, Crude inventory, G&A and other costs	(103,278)	(94,299)	(94,808)
Exploratory expenses	(34,371)	(1,706)	(364)
Depreciation, depletion and amortization	(57,620)	(98,664)	(23,388)
Impairment of oil and gas properties	(25)	(261,208)	—
Results from oil and gas producing activities	$(117,479)	$(387,448)	$(64,716)

Standardized Measure of Discounted Future Net Cash Flows

Standardized Measure of Discounted Future Net Cash Flows reflects the Company’s estimated future net revenues, net of estimated income taxes, to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average of the first-day-of-the-month commodity prices during the 12-month period ended) without giving effect to non-property related expenses such as DD&A expense and discounted at 10% per year. Amounts below for production sold and production costs exclude royalties. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company’s oil and gas properties.

	Years Ended December 31,
(In thousands)	2016	2015	2014
International
Future cash inflows from production sold	$390,466	$641,351	$908,521
Future production costs	(225,863)	(330,583)	(399,186)
Future development costs	(103,914)	(95,081)	(209,728)
Future income taxes	(11,076)	(27,921)	(37,422)
Future net cash flows before discount	49,613	187,766	262,185
Discount at 10% annual rate	(6,028)	(25,799)	(25,136)
Standardized measure of discounted future cash flows	$43,585	$161,967	$237,049

ERIN ENERGY CORPORATION
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Change in Standardized Measure of Discounted Future Net Cash Flows

	Years Ended December 31,
(In thousands)	2016	2015	2014
International
Balance at Beginning of Year	$161,967	$237,049	$101,267
Sales of oil and gas, net of production costs	26,932	28,372	26,452
Net changes in prices and production costs	(111,408)	(328,943)	26,096
Net change due to revision of quantity estimates	(12,556)	100,547	44,519
Net change due to purchases of minerals in place	—	—	—
Changes in estimated future development costs	(7,760)	103,652	60,742
Accretion of discount	16,197	21,432	12,363
Net change in income taxes	14,798	8,590	(11,472)
Change in production costs, timing, and other	(44,585)	(8,732)	(22,918)
Balance at End of Year	$43,585	$161,967	$237,049

S-4