Form 10-Q
period 2017-03-31
Erin Energy Corp.
filed 2017-05-10
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At May 1, 2017, there were 213,407,011 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,538	$7,177
Restricted cash	20,006	2,600
Accounts receivable - trade	5,153	—
Accounts receivable - partners	1,103	674
Accounts receivable - related party	2,354	1,956
Accounts receivable - other	9	29
Crude oil inventory	3,900	9,398
Prepaids and other current assets	2,498	872
Total current assets	43,561	22,706

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	243,064	265,713
Other property, plant and equipment, net	711	716
Total property, plant and equipment, net	243,775	266,429

Other non-current assets	66	66

Total assets	$287,402	$289,201

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	247,224	$244,963
Accounts payable and accrued liabilities - related party	31,019	29,513
Current portion of long-term debt, net	41,994	12,627
Derivative liability	807	—
Total current liabilities	321,044	287,103

Long-term notes payable - related party, net	129,804	129,796
Long-term debt, net	64,444	74,446
Asset retirement obligations	22,944	22,476

Total liabilities	538,236	513,821

Commitments and contingencies (Note 9)

Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 213,351,764 and 212,622,218 shares issued as of March 31, 2017 and December 31, 2016, respectively	213	213
Additional paid-in capital	793,933	792,972
Accumulated deficit	(1,044,798)	(1,018,292)
Treasury stock at cost, 270,846 and 99,932 shares as of March 31, 2017 and December 31, 2016, respectively	(877)	(228)
Total deficit - Erin Energy Corporation	(251,529)	(225,335)
Non-controlling interest	695	715
Total capital deficiency	(250,834)	(224,620)
Total liabilities and capital deficiency	$287,402	$289,201
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Crude oil sales, net of royalties	$31,278	$4,929

Operating costs and expenses:
Production costs	22,555	22,564
Crude oil inventory (increase) decrease	2,948	(831)
Exploratory expenses	1,596	2,062
Depreciation, depletion and amortization	25,411	4,812
Accretion of asset retirement obligations	468	452
Loss on settlement of asset retirement obligations	—	205
General and administrative expenses	3,392	3,958
Total operating costs and expenses	56,370	33,222

Operating loss	(25,092)	(28,293)

Other income (expense):
Currency transaction gain	2,135	863
Interest expense	(3,966)	(5,425)
Total other expense, net	(1,831)	(4,562)

Loss before income taxes	(26,923)	(32,855)
Income tax expense	—	—
Net loss before non-controlling interest	(26,923)	(32,855)

Net loss attributable to non-controlling interest	417	444

Net loss attributable to Erin Energy Corporation	$(26,506)	$(32,411)

Net loss attributable to Erin Energy Corporation per common share:
Basic	$(0.12)	$(0.15)
Diluted	$(0.12)	$(0.15)
Weighted average common shares outstanding:
Basic	212,841	211,844
Diluted	212,841	211,844

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY
For the Three Months Ended March 31, 2017
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2016	$213	$792,972	$(1,018,292)	$(228)	$715	$(224,620)
Stock-based compensation	—	961	—	—	—	961
Transfer to treasury arising from withholding taxes upon vesting of restricted stock and exercise of stock options	—	—	—	(649)	—	(649)
Non-controlling interest	—	—	—	—	397	397
Net loss	—	—	(26,506)	—	(417)	(26,923)
Balance at March 31, 2017	$213	$793,933	$(1,044,798)	$(877)	$695	$(250,834)

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss, including non-controlling interest	$(26,923)	$(32,855)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	25,411	4,812
Accretion of asset retirement obligations	468	452
Amortization of debt discount and debt issuance costs	242	878
Foreign currency transaction gain	(2,135)	(863)
Share-based compensation	961	888
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(5,563)	782
Decrease (increase) in crude oil inventory	2,948	(831)
Increase in prepaids and other current assets	(1,626)	(4,539)
Increase in accounts payable and accrued liabilities	6,889	21,123
Net cash provided by (used in) operating activities	672	(10,153)

Cash flows from investing activities
Capital expenditures	(3,092)	(3,554)
Net cash used in investing activities	(3,092)	(3,554)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	—	145
Payments for treasury stock arising from withholding taxes upon restricted stock vesting and exercise of stock options	(649)	(189)
Proceeds from MCB Finance Facility	28,237	—
Repayments of term loan facility	—	(5,981)
Proceeds from notes payable - related party, net	—	3,000
Debt issuance costs	(8,197)	—
Funds restricted in relation to the MCB Finance Facility drawdowns	(7,406)	—
Funds restricted for debt service	(10,000)	8,121
Net cash provided by financing activities	1,985	5,096

Effect of exchange rate changes on cash and cash equivalents	1,796	946

Net increase (decrease) in cash and cash equivalents	1,361	(7,665)
Cash and cash equivalents at beginning of period	7,177	8,363
Cash and cash equivalents at end of period	$8,538	$698

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$4,487	$5,280
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable pursuant to derivative liability	$807	$—

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
On February 16, 2017, Babatunde (Segun) Omidele informed the Company that he would resign from service as a member of the Board of Directors and as the Chief Executive Officer of the Company. The Board accepted his resignation effective as of February 22, 2017. The Board has appointed Jean-Michel Malek, the Company’s Senior Vice President, General Counsel and Secretary, to serve as Interim Chief Executive Officer effective February 22, 2017 while the Board conducts a search for a permanent replacement for Mr. Omidele.

2. Basis of Presentation and Recently Issued Accounting Standards

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned direct and indirect subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature. This Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash as of March 31, 2017 totaling $20.0 million consists of $2.6 million held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria, $7.4 million restricted in relation to the MCB Finance Facility drawdowns, and $10.0 million held in a debt service reserve account as required under the MCB Finance Facility. Restricted cash as of December 31, 2016 consists of $2.6 million held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria.

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
During the three months ended March 31, 2017 and 2016, the Company had no amounts of interest costs capitalized as additions to property, plant and equipment.

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the three months ended March 31, 2017, 170,914 shares were withheld for taxes at a total cost of $0.6 million. During the three months ended March 31, 2016, 83,113 shares were withheld for taxes at a total cost of $0.2 million.

The following table sets forth certain information with respect to the withholding and related repurchases of our common stock during the three months ended March 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2017	12,650	$3.55
February 1 - February 28, 2017	158,264	3.82
March 1 - March 31, 2017	—	—
Total	170,914	$3.80

(1)	All shares repurchased were surrendered by employees to settle tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options.

Net Loss Per Common Share

Basic net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding at the end of the reporting period. Diluted net earnings or loss per share is computed by dividing net earnings or loss by the fully dilutive common stock equivalent, which consists of shares outstanding, augmented by potentially dilutive shares issuable upon the exercise of the Company's stock options, stock warrants, non-vested restricted stock awards, as well as the conversions of the 2011 Promissory Note, the 2014 Convertible Subordinated Note and the 2016 Promissory Note (collectively, the "Convertible Notes"), calculated using the treasury stock method.

The table below sets forth the number of stock options, stock warrants, non-vested restricted stock, and shares issuable upon conversion of the Convertible Notes that were excluded from dilutive shares outstanding during the three months ended March 31, 2017 and 2016, as these securities are anti-dilutive because the Company was in a loss position during each period.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
(In thousands)	2017	2016
Stock options	279	328
Stock warrants	391	—
Unvested restricted stock awards	2,116	1,546
	2,786	1,874
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

Fair Value on a Recurring Basis

As discussed under Note 7 - Debt, the Company recognized a derivative liability relating to the portion of the amount drawn from the MCB Financing Facility as of March 31, 2017 in which issuance of stock warrants is expected on the day the Company receives funds under the MCB Finance Facility. The Company utilized a combination of a lattice-binomial option-pricing model and the Black-Scholes valuation model to determine the estimated fair value of this derivative liability.

The following table sets forth the Company’s financial liability that is accounted for at fair value using Level 3 assumptions on a recurring basis as of March 31, 2017 and December 31, 2016:

	Level 3
(in thousands)	March 31, 2017	December 31, 2016
Derivative liability	$807	$—

The fair value of the derivative liability is estimated using a combination of a lattice-binomial option-pricing model and the Black-Scholes valuation model with the following assumptions as of March 31, 2017:

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017
Estimated market value of common stock on measurement date	$2.67
Estimated exercise price	$2.67
Risk-free interest rate (1)	1.5%
Expected warrant term (years)	3
Expected volatilities (2)	10.0% - 43.7%
Expected annual dividend yield	—

(1)	The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected volatilities are based on historical volatility of the Oil & Gas Exploration & Production Select Industries Index, among other factors.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debts at floating interest rates, approximate their fair values at March 31, 2017 and December 31, 2016, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

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

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is to be applied using a prospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its potential impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 of the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The Company is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB has issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Liquidity Matters and Going Concern

The Company incurred losses from operations for the three months ended March 31, 2017. As of March 31, 2017, the Company's total current liabilities of $321.0 million exceeded its total current assets of $43.6 million, resulting in a working capital deficit of $277.5 million. As a result of the current low commodity prices, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation to assist in restoring lost production volumes. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2017.

The Company is currently pursuing a number of actions, including (i) obtaining additional funds through public or private financing sources, (ii) restructuring existing debts from lenders, (iii) obtaining forbearance of debt from trade creditors, (iv) reducing ongoing operating costs, (v) minimizing projected capital costs for the 2017 exploration and development campaign, (vi) farming-out a portion of its rights to certain of its oil and gas properties and (vii) exploring potential business combination transactions. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

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

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Wells and production facilities	$318,739	$318,739
Proved properties	386,196	386,196
Work in progress and exploration inventory	34,839	34,712
Oilfield assets	739,774	739,647
Accumulated depletion	(506,530)	(483,754)
Oilfield assets, net	233,244	255,893
Unevaluated leaseholds	9,820	9,820
Oil and gas properties, net	243,064	265,713

Other property and equipment	3,120	3,040
Accumulated depreciation	(2,409)	(2,324)
Other property and equipment, net	711	716

Total property, plant and equipment, net	$243,775	$266,429

All of the Company’s oilfield assets are located offshore Nigeria in the Oil Mining Leases 120 and 121 (the "OMLs"). “Work-in-progress and exploration inventory” includes warehouse inventory items purchased as part of the redevelopment plan of the Oyo field.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unevaluated leasehold costs include costs to acquire the rights to the exploration acreage in its various oil and gas properties.

Gambia Farm-Out Agreement

In March 2017, the Company entered into a definitive farm-out agreement with FAR Ltd. ("FAR"), an Australian Securities Exchange listed oil and gas company (the "Farm-Out Agreement"), whereby FAR will acquire an 80% interest and operatorship of Erin Energy’s offshore A2 and A5 blocks in The Gambia. The Company will retain a 20% working interest in both blocks.

Under the terms of the Farm-Out Agreement, which is subject to approval by the Government of the Republic of The Gambia, upon closing of the transaction, FAR will pay Erin Energy a purchase price of $5.2 million and will carry $8.0 million of the Company’s share of costs in a planned exploration well to be drilled in late 2018. In addition, if Erin Energy’s share of the exploration well is less than $8.0 million, the balance is to be paid in cash to the Company. There is no assurance that the necessary approvals will be obtained from the Government of the Republic of the Gambia.

5. Accounts Payable and Accrued Liabilities

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Accounts payable - vendors	$173,997	$173,306
Amounts due to government entities	71,109	66,573
Accrued payroll and benefits	1,805	3,074
Accrued interest	313	1,204
Other liabilities	—	806
	$247,224	$244,963

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
On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets. The following summarizes changes in the Company’s asset retirement obligations during the three months ended March 31, 2017 (in thousands):

Balance at January 1, 2017	$22,476
Accretion expense	468
Balance at March 31, 2017	$22,944

7. Debt

Short-Term Debt:

Short-Term Borrowing - Glencore Advance

In February 2017, the Company received $13.6 million as an advance (the “February Advance”) under a stand-alone spot oil sales contract with Glencore Energy UK Ltd. ("Glencore"). Interest accrued on the February Advance at the rate of LIBOR plus 6.5%. Repayment of the February Advance was made from the February 2017 crude oil lifting.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt:

Term Loan Facility

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility (as amended or modified, the “Term Loan Facility”) with Zenith Bank PLC ("Zenith") for five-year senior secured term loan providing initial borrowing capacity of up to$100.0 million. Of the total commitment provided, 90.0% of the Term Loan Facility was available in U.S. dollars, while the remaining 10% was available in Nigerian Naira. U.S. dollar borrowings under the Term Loan Facility currently bear interest at the rate of 9.0%. The obligations under the Term Loan Facility include a legal charge over the OMLs and an assignment of proceeds from oil sales. The obligations of EPNL have been guaranteed by the Company and rank in priority with all its other obligations, subject to the provisions under the Override Deed. Proceeds from the Term Loan Facility were used for the further expansion and development of the Oyo field offshore Nigeria.

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

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million. Upon modification of the Term Loan Facility, additional fees of $1.4 million were incurred. These fees were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of March 31, 2017, $2.1 million of the debt issuance costs remained unamortized.

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

During the three months ended March 31, 2017, the Company made no payments for the principal repayment of neither the Naira portion of the loan nor for the U.S. dollar principal.

As of March 31, 2017, the Company recognized an unrealized foreign currency gain of $4.4 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $87.2 million, net of debt discount. Of this amount, $69.7 million was classified as long-term and $17.5 million as short-term. Accrued interest for the Term Loan Facility was nil as of March 31, 2017.

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

The MCB Finance Facility is supported by the SBSA guarantee as facilitated by PIC, the assignment of the Off-take Contract and the assignment by way of security of certain accounts, including a debt service reserve account, as set forth in the MCB Finance

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Facility. EPNL is required to deposit $10.0 million at the closing of the MCB Finance Facility into the debt service reserve account with MCB and maintain that balance for so long as borrowings are outstanding under the MCB Finance Facility. The aforementioned guarantee and security agreements were entered into by the parties thereto before the initial drawdown on the MCB Finance Facility.

EPNL may make drawdowns under the MCB Finance Facility by way of loans and/or letters of credit until June 30, 2017 after which the remaining balance of MCB's commitment as of that date may be drawn and deposited into a capital expenditure reserve account for payment of invoices expected to be payable within six months after June 30, 2017. Borrowings under the MCB Finance Facility bear interest at three-month LIBOR plus a 6% margin. After a grace period that ends on June 30, 2017, the MCB Finance Facility will be repaid over a period starting from June 30, 2017 and ending on December 31, 2019.

The MCB Finance Facility includes customary fees, including a commitment fee, structuring fee, underwriting fee, management fee, fees payable in respect of utilization of the MCB Finance Facility by way of letter of credit and other fees, and subjects EPNL to certain covenants under the terms of the MCB Finance Facility, and is subject to customary events of default.

The Company made its initial drawdown under the MCB Finance Facility in March 2017 (the "March 2017 drawdown"). As part of the March 2017 drawdown, the Company paid debt issuance costs amounting to $9.0 million, which is shown as a discount to Long-term debt under the consolidated balance sheet. As of March 31, 2017 , the amount drawn under the MBC Finance Facility reached $28.2 million. Accrued interest under the MCB Finance Facility was $0.3 million as of March 31, 2017.

Under the MCB Finance Facility, the Company is required to maintain specified financial ratios. Maintenance of these financial ratios (the "cover ratios"), including a debt service cover ratio and a life cover ratio, commenced during the quarter after the initial drawdown. As of March 31, 2017, the Company is in compliance with the cover ratios.

Also on February 6, 2017, the Company and PIC also entered into the Financing Support Agreement. Pursuant to the Financing Support Agreement, PIC agrees to apply for, request and authorize SBSA, or any other reputable commercial bank acceptable to MCB, to issue a bank guarantee in favor of MCB in the amount of $100.0 million. The issuance of a guarantee in favor of MCB by SBSA or another reputable commercial bank was a condition precedent to the closing of the MCB Finance Facility.

In consideration for this undertaking, the Company has agreed to pay PIC an upfront fee equal to 250 basis points on the guarantee amount and issue to PIC warrants to purchase a number of shares of the Company’s common stock in an amount equal to the guarantee amount multiplied by 20% divided by the closing market price of the Company’s common stock on the day that EPNL receives the funds available under the MCB Finance Facility (the "warrants issuance date), with an exercise price equal to such closing market price. The Company recognized a derivative liability for the warrants that are expected to be issued for the portion of the amount drawn under the MCB Finance Facility at March 31, 2017. See Note 2 – Fair Value Measurements for further information. The Company also has agreed to indemnify PIC from and against certain claims and losses. The amount of any and all indemnifiable losses suffered by PIC agreed or otherwise required to be paid by the Company will be paid in cash or, at the option of PIC, may be paid in newly issued shares of the Company’s common stock. In March 2017, the Company paid $2.8 million to PIC in fees under the Financing Support Agreement which is recorded as debt issuance costs and is being amortized to interest expense over the life of the MCB Financing Facility.

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

Long-Term Debt Maturities

Scheduled principal repayments on the outstanding balance on the Term Loan Facility and the MCB Finance Facility are as follows (in thousands):

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Scheduled payments by year	Principal
2017	$33,898
2018	27,389
2019	21,437
2020	26,796
2021 and thereafter	8,036
Total principal payments	117,556
Less: Unamortized debt issuance costs	(11,118)
Total Term Loan Facility, net	$106,438

Long-Term Debt – Related Party:

As of March 31, 2017, the Company’s long-term related party debt was $129.8 million, consisting of $24.9 million owed under a 2011 Promissory Note, $50.0 million owed under a 2014 Convertible Subordinated Note, $48.5 million, net of discount, owed under a 2015 Convertible Note, and $6.4 million owed under a 2016 Promissory Note.

Allied, a related party, is the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the "Allied Notes"). Each of the Allied Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of March 31, 2017, the Company was not in compliance with certain default provisions of the Allied Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Allied Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. Allied has agreed to waive its rights under all default provisions of each of the Allied Notes through April 2018.

2011 Promissory Note

EPNL, the Company's wholly owned subsidiary, has a $25.0 million borrowing facility under the 2011 Promissory Note with Allied. Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In March 2017, the Promissory Note was amended to extend the maturity date to April 2018. As consideration for the extension, the 2011 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. The entire $25.0 million facility amount can be utilized for general corporate purposes. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. As of March 31, 2017, the outstanding principal and accrued interest under the 2011 Promissory Note were $24.9 million and $1.8 million, respectively.

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

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014 Convertible Subordinated Note by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. As of March 31, 2017, the Company owed $8.8 million in accrued interest under the 2014 Convertible Subordinated Note.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company may, at its option, prepay the 2014 Convertible Subordinated Note in whole or in part, at any time, without premium or penalty. Further, the 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. Allied may assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company. As of March 31, 2017, the outstanding principal under the 2014 Convertible Subordinated Note was $50.0 million.

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

As of March 31, 2017, the Company had borrowed $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. The total fair market value of the warrants amounting to $5.0 million based on the Black-Scholes option pricing model was recorded as a debt discount, and is being amortized using the effective interest method over the life of the note. As of March 31, 2017, the unamortized balance of the discount was nil.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of March 31, 2017, the outstanding balance of the 2015 Convertible Note, net of discount, was $48.5 million. Accrued interest on the 2015 Convertible Note was $5.7 million as of March 31, 2017.

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

As of March 31, 2017, the outstanding balance under the 2016 Promissory Note was $6.4 million. Accrued interest on the 2016 Promissory Note was $0.5 million as of March 31, 2017. In March 2017, the maturity date of the 2016 Promissory Note was extended to April 2018. As consideration for the extension, the 2016 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share.

8. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. The following table sets forth the related party assets and liabilities as of March 31, 2017 and December 31, 2016:

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	March 31, 2017	December 31, 2016
Accounts receivable, CEHL	$2,354	$1,956
Accounts payable and accrued liabilities, CEHL	$31,019	$29,513
Long-term notes payable - related party, CEHL	$129,804	$129,796
As of March 31, 2017 and December 31, 2016, the related party receivable balances of $2.4 million and $2.0 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.
As of March 31, 2017 and December 31, 2016, the Company owed $31.0 million and $29.5 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of March 31, 2017 and December 31, 2016, accrued and unpaid interest on the various related party notes payable was $17.1 million and $15.2 million, respectively.
As of March 31, 2017, the Company had a combined note payable balance of $129.8 million owed to affiliates, consisting of a $50.0 million 2014 Convertible Subordinated Note, $24.9 million in borrowings under the 2011 Promissory Note, a $48.5 million borrowing under the 2015 Convertible Note, net of discount, and $6.4 million under the 2016 Promissory Note. As of December 31, 2016, the Company had a combined note payable balance of $129.8 million owed to an affiliate, consisting of the $50.0 million 2014 Convertible Subordinated Note, $24.9 million in borrowings under the 2011 Promissory Note, $48.5 million borrowing under the 2015 Convertible Note, net of discount, and $6.4 million under the 2016 Promissory Note. See Note 7 – Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth a summary of transactions included in the Company's results of operations that were incurred with affiliates during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Total operating expenses, CEHL	$2,513	$1,683
Interest expense, CEHL	$1,937	$1,676

Certain affiliates of the Company provide procurement and logistical support services to the Company’s operations. In connection therewith, during the three months ended March 31, 2017 and 2016, the Company incurred operating costs amounting to approximately $2.5 million and $1.7 million, respectively.

During the three months ended March 31, 2017 and 2016, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $1.9 million and $1.7 million, respectively, in relation to related party notes payable.

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

The Company also has commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), and one Petroleum Agreement with the Republic of Ghana (the "Ghana Petroleum Agreement"). In all cases, the Company entered into these commitments through a subsidiary. To maintain compliance and ownership, the Company is required to fulfill certain minimum work obligations and to make certain payments as stated in each of the Kenya PSCs, the Gambia Licenses, and the Ghana Petroleum Agreement. Among the Kenya PSCs in which the Company have remaining obligations,

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

production sharing contracts related to offshore blocks L27 and L28 expired in February 2017, with the Company having no intension to renew or extend these leases.

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

Contingencies

Legal Contingencies and Proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2017, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, EPNL, as Respondents (the “Arbitration”). The Arbitration is in relation to a drilling contract entered into by the Claimants and EPNL, and a parent company guarantee provided by the Company in relation thereto. The Claimants are seeking an order that the Respondents pay the sum of approximately $20.2 million together with interest and costs. The Company filed its Statement of Defense on October 4, 2016. The London Court of International Arbitration has set the Arbitration hearing to begin on June 7, 2017.

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the Allied Assets pursuant to the Transfer Agreement and (2) issued shares to PIC in a private placement (collectively the “February 2014 Transactions”). The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) our majority shareholder, CEHL. The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the February 2014 Transactions, and a direct claim for aiding and abetting against Dr. Kase Lawal, the former Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint, which motions were heard on January 18, 2017.

Unrecognized Loss Contingency

As of March 31, 2017, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the Company believes that, based on its experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $18.7 million.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

10. Stock-Based Compensation

Stock Options

The table below sets forth a summary of stock option activity for the three months ended March 31, 2017.

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	1,147	$2.54	2.0
Granted	—	$—	—
Exercised	(154)	$1.99	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2017	993	$2.63	2.0
Expected to vest	809	$2.34	1.7
Exercisable at March 31, 2017	184	$3.90	3.5

During the three months ended March 31, 2017, the Company issued 59,169 shares of common stock as a result of the exercise of stock options, all of which were issued as a result of the cashless exercise of 154,204 options. Also, during the three months ended March 31, 2017, no options to purchase shares of common stock expired, and no options to purchase shares were forfeited.

Stock Warrants

The table below sets forth a summary of stock warrant activity for the three months ended March 31, 2017.

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	2,983	$3.59	3.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2017	2,983	$3.59	3.0
Expected to vest	—	$—	—
Exercisable at March 31, 2017	2,983	$3.59	3.0

Restricted Stock Awards

The table below sets forth a summary of restricted stock awards (“RSAs”) activity for the three months ended March 31, 2017.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares (In Thousands)	Weighted-Average Grant Date Price Per Share
Non-vested at December 31, 2016	2,072	$2.25
Granted	650	$3.86
Vested	(571)	$2.47
Forfeited	(11)	$2.25
Non-vested as of March 31, 2017	2,140	$2.68

During the three months ended March 31, 2017, the Company granted officers, directors, and employees a total of approximately 0.6 million shares of restricted common stock, including 0.2 million performance-based restricted stock awards ("PBRSA"), with vesting periods varying from immediate vesting to 36 months. During the same period, 11,395 shares of restricted common stock were forfeited.

With regards to the PBRSA, each grant will vest if the individuals remain employed three years from the date of grant and the Company achieves specific performance objectives at the end of the designated performance period. Up to 50% additional shares may be awarded if performance objectives are exceeded. None of the PBRSAs will vest if certain minimum performance goals are not met. The performance conditions are based on the Company’s total shareholder return over the performance period compared to an industry peer group of companies. Total estimated compensation expense is $0.7 million over three years.

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

Segment activity for the three months ended March 31, 2017 and 2016 are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended March 31,
2017
Revenues	$31,278	$—	$—	$—	$—	$31,278
Operating loss	$(20,672)	$(320)	$(329)	$(837)	$(2,934)	$(25,092)
2016
Revenues	$4,929	$—	$—	$—	$—	$4,929
Operating loss	$(23,160)	$(542)	$(274)	$(886)	$(3,431)	$(28,293)
Total assets by segment as of March 31, 2017 and December 31, 2016, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of March 31, 2017	$276,672	$688	$3,017	$4,528	$2,497	$287,402
As of December 31, 2016	$281,050	$698	$3,034	$3,648	$771	$289,201

12. Subsequent Events

In April 2017, the Company issued 55,247 shares of common stock upon the cashless exercise of stock options.

In April 2017, the Company granted to certain officers approximately 0.6 million stock options with a three year vesting period.

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

On February 16, 2017, Babatunde (Segun) Omidele informed the Company that he would resign from service as a member of the Board of Directors and as the Chief Executive Officer of the Company. The Board accepted his resignation effective as of February 22, 2017. The Board has appointed Jean-Michel Malek, the Company’s Senior Vice President, General Counsel and Secretary, to serve as Interim Chief Executive Officer effective February 22, 2017 while the Board conducts a search for a permanent replacement for Mr. Omidele.

Nigeria

The Company currently owns 100% of the economic interests in the Oil Mineral Leases ("OMLs"), which include the currently producing Oyo field.

In early July 2016, the Oyo-7 well was shut-in as a result of an emergency shut-in of the Oyo field production. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2017.

Daily production from the Oyo-8 well during the three months ended March 31, 2017 was approximately 6,300 BOPD (approximately 5,500 BOPD net to the Company after royalty).

Current plans include drilling a development well in the Oyo field (Oyo-9 well), which will be tied in to the field’s current production facility. The Oyo-9 well is expected to add an additional 6,000 to 7,000 barrels of oil per day from the field. The Company also plans on drilling a potential high-impact exploration well in the Miocene formation of the OMLs, subject to capital and rig availability.

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

Blocks L27 and L28

In August 2015, the Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for offshore blocks L27 and L28, which lasted through February 2017. The remaining contractual obligation under the initial exploration period is for the Company to acquire, process and interpret 1,500 square kilometers of 3-D seismic data over both offshore blocks.

In December 2016, the Company wrote off the costs related to offshore blocks L27 and L28 that had been capitalized to that date as the Company no longer intends to renew or extend its leases on these offshore blocks.

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

In March 2017, the Company entered into a definitive farm-out agreement with FAR Ltd. (FAR), an Australian Securities Exchange listed oil and gas company, whereby FAR will acquire an 80% interest and operatorship of Erin Energy’s offshore A2 and A5 blocks, with the Company retaining a 20% working interest in both blocks. Under the terms of the farm-out agreement, which is subject to approval by the Government of the Republic of The Gambia, upon closing of the transaction, FAR will pay the Company a purchase price of $5.2 million and will carry $8.0 million of the Company’s share of costs in a planned exploration well to be drilled in late 2018. In addition, if the Company’s share of the exploration well is less than $8.0 million, the balance is to be paid in cash to the Company.

The Company and FAR are interpreting the recently acquired 3-D seismic data to further mature identified prospects on blocks A2 and A5 and may reprocess these data to enhance our interpretation.

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

Results of Operations
The following discussion pertains to the Company’s results of operations, financial condition, liquidity and capital resources and should be read together with our unaudited consolidated financial statements and the notes thereto contained in this report, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017 with the SEC.

Three months ended March 31, 2017, compared to three months ended March 31, 2016

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the three months ended March 31, 2017 were $31.3 million, as compared to $4.9 million for the same period in 2016. For the three months ended March 31, 2017, the Company sold approximately 597,000 net barrels of oil at an average price of $52.41/Bbl. For the three months ended March 31, 2016, the Company sold approximately 161,000 net barrels of oil at an average price of $30.54/Bbl.

During the three months ended March 31, 2017 and 2016, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 5,500 BOPD and 1,800 BOPD, respectively.

Operating Costs and Expenses

Production costs for the three months ended March 31, 2017 were $22.6 million, as compared to $22.6 million for the same period in 2016. Production costs include costs directly related to the production of hydrocarbons. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the three months ended March 31, 2017, the Company incurred $1.6 million of exploration expenses, including $0.3 million spent in Kenya, $0.2 million spent in Nigeria, $0.8 million spent in Ghana, and $0.3 million spent in The Gambia. During the three months ended March 31, 2016, the Company incurred $2.1 million of exploration expenses, including $0.9 million spent in Ghana,$0.5 million spent in Kenya, $0.4 million spent in Nigeria, and $0.3 million spent in The Gambia.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2017, was $25.4 million, as compared to $4.8 million for the same period in 2016. DD&A expense was higher during the three months ended March 31, 2017 mainly due to the higher sales volumes in 2017 as compared to that in 2016. The Company sold approximately 597,000 net barrels during the three months ended March 31, 2017, as compared approximately 161,000 net barrels during the same period in 2016.

Accretion of asset retirement obligations ("ARO") for the three months ended March 31, 2017 and 2016 was $0.5 million. ARO accretion expense for both 2017 and 2016 relates to the abandonment costs of the Company's developed properties in the Oyo field.

There was no plug and abandonment ("P&A") activity during the three months ended March 31, 2017. In April 2015, the Company completed P&A activities for well Oyo-6 that was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $0.2 million. Accordingly, the Company recognized a $0.2 million loss on settlement of its ARO during the three months ended March 31, 2016.

General and administrative ("G&A") expenses for the three months ended March 31, 2017 were $3.4 million, as compared to $4.0 million in the same period in 2016. G&A decreased in 2017 mainly due to the ongoing cost reduction initiatives, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other expense for the three months ended March 31, 2017 was $1.8 million, consisting of $4.0 million in interest expense on borrowings, partially offset by a $2.1 million gain on foreign currency transactions. Other expense for the same period in 2016 was $4.6 million consisting of $5.4 million in interest expense on borrowings, partially offset by a $0.9 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for each of the three months ended March 31, 2017 and 2016. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

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
The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted EPS. During the three months ended March 31, 2017 and 2016, there were no separate identifiable re-measurements required and headline earnings was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. Therefore, HEPS for the three months ended March 31, 2017 and 2016, was a loss of $(0.12) and $(0.15), respectively.

Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.7 million for the period, as compared to net cash used in operating activities of $10.2 million in the prior period. Cash provided by operating activities in the three months ended March 31, 2017 increased by $10.8 million as compared to the same period in 2016 primarily due to a combination of higher revenues, use of vendor financing and higher non-cash adjustments to net loss.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 was $3.1 million, as compared to $3.6 million for the same period in 2016. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $2.0 million in the three months ended March 31, 2017, consisted of $28.2 million of proceeds from the drawdowns under the MCB Finance Facility, partially offset by $10.0 million funds restricted for debt service,$7.4 million restricted in relation to the MCB Finance Facility drawdowns, $8.2 million payment for debt issuance costs, and $0.6 million payment to settle withholding tax obligations upon vesting of restricted stock awards and exercise of stock options. Net cash provided by financing activities of $5.1 million for the three months ended March 31, 2016 consisted of $8.1 million of funds released from restricted cash, $3.0 million inflows from short-term borrowings from a related party, and $0.1 million proceeds from the exercise of stock options, partially offset by a $6.0 million principal repayment of our Term Loan Facility and a $0.2 million payment to settle withholding tax obligations upon vesting of restricted stock awards

Capital Resources

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

We incurred losses from operations for the three ended March 31, 2017. As of March 31, 2017, the Company's total current liabilities of $321.0 million exceeded its total current assets of $43.6 million, resulting in a working capital deficit of $277.5 million. As a result of the current low commodity prices, we have not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation to assist in restoring lost production. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2017.

We are currently pursuing a number of actions, including (i) obtaining additional funds through public or private financing sources, (ii) restructuring existing debts from lenders, (iii) obtaining forbearance of debt from trade creditors, (iv) reducing ongoing operating costs, (v) minimizing projected capital costs for the 2017 exploration and development campaign, (vi) farming-out a portion of our rights to certain of our oil and gas properties and (vii) exploring potential business combination transactions. There can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations.

In February 2017, we lifted and sold approximately 332,000 Bbls of crude oil (approximately 292,000 Bbls net to the Company). Net proceeds to us were approximately $15.9 million.

In March 2017, we lifted and sold approximately 346,000 Bbls of crude oil (approximately 304,000 Bbls net to the Company). Net proceeds to us were approximately $15.4 million.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of March 31, 2017, material off-balance sheet obligations include operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

•
other factors disclosed under Item 1. Description of Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this report.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 190.44 Naira per each U.S. dollar for the three months ended March 31, 2017. For the three months ended March 31, 2017, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $3.9 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the three months ended March 31, 2017, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $5.9 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the three months ended March 31, 2017, the weighted average interest rate on our variable rate debt was 23.82%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.5 million over a twelve month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management of the Company, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017 for the fiscal year ended December 31, 2016 (the “Annual Report”). Except as set forth below, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of the Annual Report.

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

As of March 31, 2017, we had approximately $24.9 million of outstanding principal under the 2011 Promissory Note, $50.0 million of outstanding principal under the 2014 Convertible Subordinated Note, $48.5 million of outstanding principal under the 2015 Convertible Note, $89.3 million outstanding principal under the Term Loan Facility, $6.4 million of outstanding principal under the 2016 Promissory Note and $28.2 million of outstanding principal under the MCB Finance Facility, and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

•
a substantial portion of our cash flows from operations will be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future for acquisitions, capital expenditures or general corporate purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•
we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to downturns in our business, our industry or the economy in general.

In addition, the terms of the Term Loan Facility and the MCB Finance Facility restrict, and the terms of any future indebtedness including any future credit facility may restrict, our ability to incur additional indebtedness and grant liens because of debt or financial covenants we are, or may be, required to meet and compliance with certain negative covenants restricting the incurrence of addition indebtedness. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

Our ability to comply with restrictions and covenants, including those in the Term Loan Facility, the MCB Finance Facility or in any future credit facility, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants in the Term Loan Facility and the MCB Facility could result in a default, which could permit the lenders to accelerate repayments and foreclose on the collateral securing such indebtedness.

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

Our failure to make the required payments under the Term Loan Facility, maturing in 2021, or to comply with its applicable debt covenants could result in a default under the Term Loan Facility and a cross-default under the Allied Notes and the MCB Finance Facility, which could result in the acceleration of the payment of such indebtedness, termination of Zenith’s commitments to make further loans to us, loss of our ownership interests in the secured properties or otherwise materially adversely affect our business, financial condition and results of operations. Also, if we are unable to service our debt obligations generally, we cannot assure you that the Company will continue in its current state or continue to operate as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2017	12,650	$3.55
February 1 - February 28, 2017	158,264	3.82
March 1 - March 31, 2017	—	—	—	—
Total	170,914	$3.80	—	—

(1)	All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards and the exercise of stock options.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-SB filed on August 16, 2007).
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

10.1
Pre-export Finance Facility Agreement between Erin Energy Corporation, Erin Petroleum Nigeria Limited and The Mauritius Commercial Bank Limited, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 9, 2017).

10.2
Financing Support Agreement between Erin Energy Corporation and the Public Investment Corporation SOC Ltd., dated February 6, 2017 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 9, 2017).

10.3
Override Deed between Erin Energy Corporation, Erin Petroleum Nigeria Limited, Zenith Bank PLC and The Mauritius Commercial Bank Limited, dated February 8, 2017 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 9, 2017)

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
Date: May 10, 2017

/s/ Daniel Ogbonna
Daniel Ogbonna
Senior Vice President and Chief Financial Officer (Principal Financial Officer)