Form 10-Q
period 2017-06-30
Erin Energy Corp.
filed 2017-08-09
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
At August 1, 2017, there were 213,564,393 shares of common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,654	$7,177
Restricted cash	12,600	2,600
Accounts receivable - partners	5,279	674
Accounts receivable - related party	2,427	1,956
Accounts receivable - other	5	29
Crude oil inventory	8,879	9,398
Prepaids and other current assets	4,627	872
Total current assets	44,471	22,706

Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	145,944	265,713
Other property, plant and equipment, net	481	716
Total property, plant and equipment, net	146,425	266,429

Other non-current assets	35	66

Total assets	$190,931	$289,201

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$249,846	$244,963
Accounts payable and accrued liabilities - related party	32,708	29,513
Current portion of long-term debt, net	41,937	12,627
Derivative liability	656	—
Total current liabilities	325,147	287,103

Long-term notes payable - related party, net	129,812	129,796
Long-term debt, net	61,778	74,446
Asset retirement obligations	23,421	22,476

Total liabilities	540,158	513,821

Commitments and contingencies (Note 9)

Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 213,564,393 and 212,622,218 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	214	213
Additional paid-in capital	794,179	792,972
Accumulated deficit	(1,143,364)	(1,018,292)
Treasury stock at cost, 304,481 and 99,932 shares as of June 30, 2017 and December 31, 2016, respectively	(936)	(228)
Total deficit - Erin Energy Corporation	(349,907)	(225,335)
Non-controlling interest	680	715
Total capital deficiency	(349,227)	(224,620)
Total liabilities and capital deficiency	$190,931	$289,201
See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Crude oil sales, net of royalties	$14,588	$23,151	$45,866	$28,080

Operating costs and expenses:
Production costs	14,635	22,123	37,190	44,687
Crude oil inventory (increase) decrease	(3,031)	729	(83)	(102)
Workover expenses	(713)	7,585	(713)	7,585
Exploratory expenses	802	1,200	2,398	3,262
Depreciation, depletion and amortization	11,759	14,856	37,170	19,668
Accretion of asset retirement obligations	478	461	945	913
Impairment of oil and gas properties	78,711	—	78,711	—
Loss on settlement of asset retirement obligations	—	—	—	205
General and administrative expenses	3,278	3,396	6,672	7,354
Total operating costs and expenses	105,919	50,350	162,290	83,572

Operating loss	(91,331)	(27,199)	(116,424)	(55,492)

Other income (expense):
Currency transaction gain	1,350	10,465	3,485	11,328
Interest expense	(10,908)	(5,954)	(14,874)	(11,379)
Loss on disposal of other property and equipment	(149)	—	(149)	—
Gain on sale of oil and gas properties	2,348	—	2,348	—
Gain on fair value of derivative liability	37	—	37	—
Total other expense, net	(7,322)	4,511	(9,153)	(51)

Loss before income taxes	(98,653)	(22,688)	(125,577)	(55,543)
Income tax expense	—	—	—	—
Net loss before non-controlling interest	(98,653)	(22,688)	(125,577)	(55,543)

Net loss attributable to non-controlling interest	88	116	505	560

Net loss attributable to Erin Energy Corporation	$(98,565)	$(22,572)	$(125,072)	$(54,983)

Net loss attributable to Erin Energy Corporation per common share:
Basic	$(0.46)	$(0.11)	$(0.59)	$(0.26)
Diluted	$(0.46)	$(0.11)	$(0.59)	$(0.26)
Weighted average common shares outstanding:
Basic	213,297	212,290	213,070	212,067
Diluted	213,297	212,290	213,070	212,067

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY
For the Six Months Ended June 30, 2017
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2016	$213	$792,972	$(1,018,292)	$(228)	$715	$(224,620)
Common stock issued	1	—	—	—	—	1
Stock-based compensation	—	1,207	—	—	—	1,207
Transfer to treasury arising from withholding taxes upon vesting of restricted stock and exercise of stock options	—	—	—	(708)	—	(708)
Non-controlling interest	—	—	—	—	470	470
Net loss	—	—	(125,072)	—	(505)	(125,577)
Balance at June 30, 2017	$214	$794,179	$(1,143,364)	$(936)	$680	$(349,227)

See accompanying notes to unaudited consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss, including non-controlling interest	$(125,577)	$(55,543)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	37,170	19,668
Accretion of asset retirement obligations	945	913
Impairment of oil and gas properties	78,711	—
Amortization of debt discount and debt issuance costs	2,142	1,789
Unrealized foreign currency transaction gain	(1,014)	(8,686)
Loss on disposal of other property and equipment	149	—
Gain on sale of oil and gas properties	(2,348)	—
Gain on fair value of derivative liability	(37)	—
Settlement of accounts payable and accrued expenses	(6,166)	—
Share-based compensation	1,207	1,619
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(504)	603
Increase in crude oil inventory	(83)	(102)
Increase in prepaids and other current assets	(3,724)	(688)
Increase in accounts payable and accrued liabilities	23,508	41,895
Net cash provided by operating activities	4,379	1,468

Cash flows from investing activities
Capital expenditures	(5,747)	(9,667)
Net cash used in investing activities	(5,747)	(9,667)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	—	167
Payments for treasury stock arising from withholding taxes upon restricted stock vesting and exercise of stock options	(708)	(192)
Proceeds from MCB Finance Facility	24,443	—
Repayments of term loan facility	(235)	(5,981)
Proceeds from short-term notes payable	—	504
Proceeds from notes payable - related party, net	—	6,129
Debt issuance costs	(8,655)	(693)
Funds restricted for debt service	(10,000)	—
Funds released from restricted cash	—	8,661
Net cash provided by financing activities	4,845	8,595

Net increase in cash and cash equivalents	3,477	396
Cash and cash equivalents at beginning of period	7,177	8,363
Cash and cash equivalents at end of period	$10,654	$8,759

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$4,769	$5,680
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable pursuant to issuance of warrants	$693	$53
Reduction in oil and gas properties arising from settlements of accounts payable and accrued liabilities	$11,051	$—

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

The Company is headquartered in Houston, Texas and has offices in Lagos, Nigeria, Nairobi, Kenya, Banjul, The Gambia, and Accra, Ghana.

The Company’s operating subsidiaries include Erin Petroleum Nigeria Limited (“EPNL”), Erin Energy Kenya Limited ("EEKL"), Erin Energy Gambia Ltd., and Erin Energy Ghana Limited. The terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Erin Energy Corporation and its subsidiaries.

On February 16, 2017, Babatunde (Segun) Omidele informed the Company that he would resign from service as a member of the Board of Directors ("the Board") and as the Chief Executive Officer of the Company. The Board accepted his resignation effective as of February 22, 2017. The Board appointed Jean-Michel Malek, the Company’s Senior Vice President, General Counsel and Secretary, to serve as Interim Chief Executive Officer effective February 22, 2017 while the Board conducted a search for a permanent replacement for Mr. Omidele. Effective on May 18, 2017, the Board appointed Sakiru Adefemi (Femi) Ayoade as the Company’s Chief Executive Officer to replace the then Interim Chief Executive Officer, Jean-Michel Malek.

Changes in Control during 2017

The Company was advised by Oltasho Nigeria Limited (“Oltasho”) and Latmol Investment Limited (“Latmol”) that on (a) April 3, 2017, an aggregate of 116,108,833 shares of the Company’s common stock previously held by Allied Energy Plc. (“Allied”), were transferred to Oltasho; and (b) April 13, 2017, an aggregate of 1,515,927 shares of the Company’s common stock previously held by CAMAC Int’l (Nigeria) Ltd. (“CAMAC International”), were transferred to Latmol. Prior to April 2017, the shares of common stock previously held by Allied and CAMAC International were beneficially owned by Dr. Kase Lawal, the Company’s former Chairman and Chief Executive Officer, due to his ownership of equity interests in such entities and voting and dispositive control over the securities held by such entities.

The shares transferred to Oltasho and Latmol represented approximately 54.6% of the Company’s outstanding voting shares (53.9% owned by Allied and 0.7% owned by CAMAC International) as of the dates of transfer and as such, represented a change in control of the Company. The Company has been advised that the shares held by Oltasho are beneficially owned by Alhaji Murhi Busari, its Chairman, and the shares held by Latmol are beneficially owned by Alhaji Murhi Busari, its Chairman.

On July 5, 2017, Oltasho and Latmol entered into a Voting Agreement with Dr. Lawal (the “Voting Agreement”) resulting in another change in control of the Company. Pursuant to the Voting Agreement, Oltasho and Latmol provided complete authority to Dr. Lawal to vote the 117,624,760 shares foreclosed upon (and any other securities of the Company obtained by Oltasho and/or Latmol in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 117,624,760 shares represent approximately 54.6% of the Company’s common stock as of the parties’ entry into the Voting Agreement. The Voting Agreement has a term of approximately 10 years, through July 31, 2027, but can be terminated at any time with the mutual consent of the parties. In connection with their entry into the Voting Agreement, Oltasho and Latmol each provided Dr. Lawal an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Oltasho and Latmol agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. According to the Voting Agreement, Oltasho and Latmol have no desire to control the Company and believe that voting control of the Company was best determined by Dr. Lawal, a United States resident, who has extensive knowledge of United States laws and the assets and operations of the Company, as Dr. Lawal was, until he retired in 2015, the Chairman and Chief Executive Officer of the Company. Due to the Voting Agreement, Dr. Lawal will continue to hold voting control over the Company even after the foreclosures described above.

The Company conducts certain business transactions with CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied, which are entities controlled by Dr. Lawal. These entities are deemed to be related parties for financial reporting purposes. See Note 8 - Related Party Transactions for further information.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Estimates that may have a significant effect on the Company’s financial position and results from operations include share-based compensation assumptions, oil and natural gas reserve quantities, impairments, depletion and amortization relating to oil and natural gas properties, asset retirement obligation assumptions, calculations related to derivative liabilities, and income taxes. The accounting estimates used in the preparation of the Company's consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

Restricted Cash

Restricted cash consists of cash deposits that are contractually restricted for withdrawal or required to be maintained in a reserve bank account for a specific period of time, as provided for under certain agreements with third parties.

Restricted cash as of June 30, 2017 totaling $12.6 million consists of $2.6 million held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria and $10.0 million held in a debt service reserve account as required under the MCB Finance Facility (see Note 7 - Debt for further information). Restricted cash as of December 31, 2016 consists of $2.6 million held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria.

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
During the six months ended June 30, 2017 and 2016, the Company capitalized $0.5 million and nil, respectively, of interest costs as additions to property, plant and equipment.

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the six months ended June 30, 2017, 204,549 shares were withheld for payroll taxes at a total cost of $0.7 million. During the six months ended June 30, 2016, 84,185 shares were withheld for payroll taxes at a total cost of $0.2 million.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain information with respect to the withholding and related repurchases of our common stock during the six months ended June 30, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2017	12,650	$3.55
February 1 - February 28, 2017	158,264	3.82
March 1 - March 31, 2017	—	—
May 1 - May 31, 2017	33,635	1.75
Total	204,549	$3.46

(1)
All shares repurchased were surrendered by employees to settle tax withholding obligations upon the vesting of restricted stock awards and the exercise of stock options. The price paid was the closing price on the dates in which the shares of common stock vested or when the stock options were exercised.

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

The table below sets forth the number of stock options, stock warrants, non-vested restricted stock, and shares issuable upon conversion of the Convertible Notes that were excluded from dilutive shares outstanding during the three and six months ended June 30, 2017 and 2016, respectively, as these securities are anti-dilutive because the Company was in a loss position during each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Stock options	22	183	167	250
Stock warrants	—	1	49	—
Unvested restricted stock awards	1,760	1,993	1,937	1,769
	1,782	2,177	2,153	2,019
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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed under Note 7 - Debt, the Company recognized a derivative liability relating to the portion of the amount drawn from the MCB Financing Facility as of June 30, 2017 in which issuance of stock warrants is expected on the day the Company receives funds under the MCB Finance Facility. The Company utilized a combination of a lattice-binomial option-pricing model and the Black-Scholes valuation model to determine the estimated fair value of this derivative liability.

The following table sets forth the Company’s oil and gas properties and derivative liability that is accounted for at fair value using Level 3 assumptions on a recurring basis as of June 30, 2017 and December 31, 2016:

	Level 3
(in thousands)	June 30, 2017	December 31, 2016
Assets:
Value of oil and gas properties (1)	$95,519	$—
Liabilities:
Derivative liability	$656	$—

(1)
This represents non-financial assets that are measured at fair value on a non-recurring basis due to impairments. This is the fair value of the asset base that was subjected to impairment and does not reflect the entire asset balance as presented on the accompanying unaudited balance sheets. Please see Note 4. — Property, Plant and Equipment for further information. Amounts included here are presented only in periods where an impairment has occurred.

The fair value of the derivative liability is estimated using a combination of a lattice-binomial option-pricing model and the Black-Scholes valuation model with the following assumptions as of June 30, 2017:

June 30, 2017
Estimated market value of common stock on measurement date	$1.5
Estimated exercise price	$1.5
Risk-free interest rate (1)	1.55%
Expected warrant term (years)	3
Expected volatilities (2)	10.0% - 38.8%
Expected annual dividend yield	—

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected volatilities are based on historical volatility of the Oil & Gas Exploration & Production Select Industries Index, among other factors.

The following table sets forth a reconciliation of changes in the fair value of the Company's financial liability that is accounted for at fair value using Level 3 classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Beginning balance	$807	$—
Gain on fair value of derivative liability	(36)	(36)
Additions	96	903
Revisions	(211)	(211)
Transfers	—	—
Ending balance	$656	$656

Change in unrealized gains included in earnings relating to derivatives still held as of June 30, 2017	$(36)	$(36)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debts at floating interest rates, approximate their fair values at June 30, 2017 and December 31, 2016, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

Reclassification

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of this standard. However, due to the nature of its operations, the adoption of this standards update could have a material impact on its consolidated financial statements.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. ASU No. 2017-10 provides clarity on determining the customer in a service concession arrangement. ASU No. 2017-10 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

3. Liquidity Matters and Going Concern

The Company incurred losses from operations for the three and six months ended June 30, 2017. As of June 30, 2017, the Company's total current liabilities of $325.1 million exceeded its total current assets of $44.5 million, resulting in a working capital deficit of $280.7 million. As a result of the current low commodity prices, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation to assist in restoring lost production volumes. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2017. During an approximately two (2) week period starting from late June 2017 to early July 2017, the owners of the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana suspended its operations due to an impasse in contract negotiations that led to a temporary shut-in of the Oyo-8 well during this period. The FPSO operation was subsequently fully restored and the production from the Oyo-8 well was re-established on July 6, 2017. Contract negotiations have resumed.

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

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

measures described above, its current circumstances raise substantial doubt about its ability to continue to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Property, Plant and Equipment
Property, plant and equipment were comprised of the following:

(In thousands)	June 30, 2017	December 31, 2016
Wells and production facilities	$308,986	$318,739
Proved properties	386,196	386,196
Work in progress and exploration inventory	44,225	34,712
Oilfield assets	739,407	739,647
Accumulated depletion	(599,663)	(483,754)
Oilfield assets, net	139,744	255,893
Unevaluated leaseholds	6,200	9,820
Oil and gas properties, net	145,944	265,713

Other property and equipment	2,878	3,040
Accumulated depreciation	(2,397)	(2,324)
Other property and equipment, net	481	716

Total property, plant and equipment, net	$146,425	$266,429

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

Gambia Sale Agreement

In March 2017, the Company entered into a sale agreement with FAR Ltd. ("FAR"), an Australian Securities Exchange listed oil and gas company (the "Sale Agreement"), whereby FAR will acquire an 80% interest and operatorship of Erin Energy’s offshore A2 and A5 blocks in The Gambia. The Company will retain a 20% working interest in both blocks.

Under the terms of the Sale Agreement, which was approved by the Government of the Republic of The Gambia in June 2017, upon closing of the transaction, FAR paid the Company the purchase price of $5.2 million and will carry $8.0 million of the Company’s share of costs in a planned exploration well to be drilled in late 2018. In addition, if the Company’s share of the exploration well is less than $8.0 million, the balance is to be paid in cash to the Company. Any amount in excess of the $8.0 million representing the Company’s share of the exploration well will be borne by the Company.

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

In June 2017, the Company concluded that the carrying value of its oilfield assets would not be recoverable under the then current market conditions. Accordingly, the Company recorded a non-cash impairment charge of $78.1 million to reduce the carrying value of its oil and gas properties to their estimated fair values as of June 30, 2017. In addition, the Company recorded a non-cash impairment charge of $0.6 million to write-off the carrying value of its onshore leases in Kenya.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Accounts Payable and Accrued Liabilities

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Accounts payable - vendors	$177,171	$173,306
Amounts due to government entities	67,843	66,573
Accrued payroll and benefits	1,377	3,074
Accrued interest	3,455	1,204
Other liabilities	—	806
	$249,846	$244,963

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
On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation for each of its properties. Changes in any one or more of these assumptions may cause revisions in the estimated liabilities for the corresponding assets. The following summarizes changes in the Company’s asset retirement obligations during the six months ended June 30, 2017 (in thousands):

Balance at January 1, 2017	$22,476
Accretion expense	945
Balance at June 30, 2017	$23,421

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

Long-Term Debt:

Term Loan Facility

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility (as amended or modified, the “Term Loan Facility”) with Zenith Bank PLC ("Zenith") for a five-year senior secured term loan providing initial borrowing capacity of up to $100.0 million. Of the total commitment provided, 90.0% of the Term Loan Facility was available in U.S. dollars, while the remaining 10% was available in Nigerian Naira. U.S. dollar borrowings under the Term Loan Facility currently bear interest at the rate of LIBOR plus 9.0%. The obligations under the Term Loan Facility include a legal charge over the OMLs and an assignment of proceeds from oil sales. The obligations of EPNL have been guaranteed by the Company and rank in priority with all its other obligations, subject to the provisions under the Override Deed. Proceeds from the Term Loan Facility were used for the further expansion and development of the Oyo field offshore Nigeria.

In June 2016, the Term Loan Facility was modified contingent upon the signing of a loan agreement, which was signed in August 2016. The modification put in place a moratorium on principal payments until June 2017 and extended the term of the Term Loan Facility until February 2021. Additionally, it reduced the funding requirement of the debt service reserve account (“DSRA”) to an

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amount equal to one quarter of interest until the price of oil exceeds $55 per barrel, at which time an amount equal to two quarters of interest will then be required.

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million. Upon modification of the Term Loan Facility, additional fees of $1.4 million were incurred. These fees were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of June 30, 2017, $1.9 million of the debt issuance costs remained unamortized.

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

During the six months ended June 30, 2017, the Company made payments of $0.2 million and nil for the principal repayment of the Naira portion of the loan and for the U.S. dollar principal, respectively.

As of June 30, 2017, the Company recognized an unrealized foreign currency gain of $4.6 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $86.9 million, net of debt discount. Of this amount, $64.7 million was classified as long-term and $22.2 million as short-term. Accrued interest for the Term Loan Facility was $2.3 million as of June 30, 2017.

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

The MCB Finance Facility is supported by the SBSA guarantee as facilitated by PIC, the assignment of the Off-take Contract and the assignment by way of security of certain accounts, including a debt service reserve account, as set forth in the MCB Finance Facility. EPNL is required to deposit $10.0 million (see Note 2 – Restricted Cash) at the closing of the MCB Finance Facility into the debt service reserve account with MCB and maintain that balance for so long as borrowings are outstanding under the MCB Finance Facility. The aforementioned guarantee and security agreements were entered into by the parties thereto before the initial drawdown on the MCB Finance Facility.

EPNL may make drawdowns under the MCB Finance Facility by way of loans and/or letters of credit until June 30, 2017 after which the remaining balance of MCB's commitment as of that date may be drawn and deposited into a capital expenditure reserve account for payment of invoices expected to be payable within six months after June 30, 2017. Borrowings under the MCB Finance Facility bear interest at three-month LIBOR plus a 6% margin. Additionally the Company is required to pay an unused commitment fee of 2% per annum. After a grace period that ended on June 30, 2017, the MCB Finance Facility will be repaid over a period starting from June 30, 2017 and ending on December 31, 2019.

The MCB Finance Facility includes customary fees, including a commitment fee, structuring fee, underwriting fee, management fee, fees payable in respect of utilization of the MCB Finance Facility by way of letter of credit and other fees, and subjects EPNL to certain covenants under the terms of the MCB Finance Facility, and is subject to customary events of default.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not draw down the remaining Available Facility on June 30, 2017 as expected and is currently in discussions with MCB to amend the agreement.  The Company is seeking to extend the Availability period, including the Grace Period, as well as a revised repayment schedule.

The Company did not make principal and interest payments and commitment fees due on June 30, 2017. Also, on June 27, 2017, a vendor filed a suit against a wholly-owned subsidiary of the Company seeking an amount in excess of $10.0 million (see Note 9 - Commitments and Contingencies for further information). These constitute events of default under the MCB Finance Facility. In August 2017, the Company obtained a waiver of default on these events from MCB.

The Company made its initial drawdown under the MCB Finance Facility in March 2017 (the "March 2017 drawdown"). As part of the March 2017 drawdown, the Company incurred debt issuance costs amounting to $8.7 million. As of June 30, 2017, $7.7 million of the debt issuance costs remained unamortized, which is shown as a discount to Long-term debt under the consolidated balance sheet. As of June 30, 2017, the amount drawn under the MBC Finance Facility reached $24.4 million. Accrued interest and unused commitment fees under the MCB Finance Facility was $1.1 million as of June 30, 2017.

Under the MCB Finance Facility, the Company is required to maintain specified financial ratios. Maintenance of these financial ratios (the "cover ratios"), including a debt service cover ratio and a life cover ratio, commenced during the quarter after the initial drawdown. As of June 30, 2017, the Company is in compliance with the cover ratios.

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

In consideration for this undertaking, the Company has agreed to pay PIC an upfront fee equal to 250 basis points on the guarantee amount and issue to PIC warrants to purchase a number of shares of the Company’s common stock in an amount equal to the guarantee amount multiplied by 20% divided by the closing market price of the Company’s common stock on the day that EPNL receives the funds available under the MCB Finance Facility (the "warrants issuance date), with an exercise price equal to such closing market price. The Company recognized a derivative liability for the warrants that are expected to be issued for the portion of the amount drawn under the MCB Finance Facility at June 30, 2017. See Note 2 – Fair Value Measurements for further information. The Company also has agreed to indemnify PIC from and against certain claims and losses. The amount of any and all indemnifiable losses suffered by PIC agreed or otherwise required to be paid by the Company will be paid in cash or, at the option of PIC, may be paid in newly issued shares of the Company’s common stock. In March 2017, the Company paid $2.5 million to PIC in fees under the Financing Support Agreement which is recorded as debt issuance costs as discussed above and is being amortized to interest expense over the life of the MCB Financing Facility.

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

Long-Term Debt Maturities

Scheduled principal repayments on the outstanding balance on the Term Loan Facility and the MCB Finance Facility are as follows (in thousands):

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Scheduled payments by year	Principal
2017	$29,407
2018	23,541
2019	21,378
2020	26,724
2021 and thereafter	12,235
Total principal payments	113,285
Less: Unamortized debt issuance costs	(9,570)
Total Term Loan Facility, net	$103,715

Long-Term Debt – Related Party:

As of June 30, 2017, the Company’s long-term related party debt was $129.8 million, consisting of $24.9 million owed under a 2011 Promissory Note, $50.0 million owed under a 2014 Convertible Subordinated Note, $48.5 million, net of discount, owed under a 2015 Convertible Note, and $6.4 million owed under a 2016 Promissory Note.

Allied, a related party, was the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the "Related Party Notes"). During the quarter ended June 30, 2017, Oltasho became the holder of each of the Related Party Notes. Please also see Note 1 - Company Description for changes in control in the Company during 2017.

Each of the Related Party Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of June 30, 2017, the Company was not in compliance with certain default provisions of the Related Party Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Related Party Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. In July 2017, Oltasho has agreed to waive through their respective maturity dates its rights under all default provisions of each of the Related Party Notes.

2011 Promissory Note

EPNL, the Company's wholly owned subsidiary, has a $25.0 million borrowing facility under the 2011 Promissory Note. Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In March 2017, the 2011 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. In July 2017, the 2011 Promissory Note was amended to extend the maturity date to December 2019. The entire $25.0 million facility amount can be utilized for general corporate purposes. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. As of June 30, 2017, the outstanding principal and accrued interest under the 2011 Promissory Note were $24.9 million and $2.0 million, respectively.

As referred to above, this Note was transferred to Oltasho during the three months ended June 30, 2017.

2014 Convertible Subordinated Note

As partial consideration in connection with the February 2014 acquisition of interests in Oil Mining Leases located offshore Nigeria from Allied, the Company issued a $50.0 million Convertible Subordinated Note in favor of Allied (the “2014 Convertible Subordinated Note”). Interest on the 2014 Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the 2014 Convertible Subordinated Note five years from the acquisition date.

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Subordinated Note by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. As of June 30, 2017, the Company owed $9.7 million in accrued interest under the 2014 Convertible Subordinated Note.

The Company may, at its option, prepay the 2014 Convertible Subordinated Note in whole or in part, at any time, without premium or penalty. Further, the 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (i) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to repayment of senior indebtedness or (ii) any capital markets debt issuance to the extent the net proceeds of such issuance exceed $250.0 million. The holder may assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company. In July 2017, the 2014 Convertible Subordinated Note was amended to extend the maturity date to December 2019. As of June 30, 2017, the outstanding principal under the 2014 Convertible Subordinated Note was $50.0 million.

As referred to above, this Note was transferred to Oltasho during the three months ended June 30, 2017.

2015 Convertible Note

In March 2015, the Company entered into a borrowing facility with Allied in the form of a Convertible Note (the “2015 Convertible Note”), allowing the Company to borrow up to $50.0 million for general corporate purposes. In July 2017, the maturity date of the 2015 Convertible Note was extended to December 2019. Interest accrues at the rate of LIBOR plus 5%, and is payable quarterly.

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

As of June 30, 2017, the Company had borrowed $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. The total fair market value of the warrants amounting to $5.0 million based on the Black-Scholes option pricing model was recorded as a debt discount, and is being amortized using the effective interest method over the life of the note. As of June 30, 2017, the debt discount has been fully amortized.

Additional warrants are issuable in connection with future borrowings, with the per share price for those warrants determined based on the market price of the Company’s common stock at the time of such future borrowings. As of June 30, 2017, the outstanding balance of the 2015 Convertible Note, net of discount, was $48.5 million. Accrued interest on the 2015 Convertible Note was $6.5 million as of June 30, 2017.

As referred to above, this Note was transferred to Oltasho during the three months ended June 30, 2017.

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

As of June 30, 2017, the outstanding balance under the 2016 Promissory Note was $6.4 million. Accrued interest on the 2016 Promissory Note was $0.7 million as of June 30, 2017. In March 2017, the 2016 Promissory Note became convertible, at the sole

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. In July 2017, the maturity date of the 2016 Promissory Note was extended to April 2023.

8. Related Party Transactions

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. Effective April 3, 2017, Oltasho became a majority shareholder of the Company and the holder the Related Party Notes. The following table sets forth the related party assets and liabilities as of June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Accounts receivable	$2,427	$1,956
Accounts payable and accrued liabilities	$32,708	$29,513
Long-term notes payable - related party	$129,812	$129,796
As of June 30, 2017 and December 31, 2016, the related party receivable balances of $2.4 million and $2.0 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.
As of June 30, 2017 and December 31, 2016, the Company owed $32.7 million and $29.5 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of June 30, 2017 and December 31, 2016, accrued and unpaid interest on the various related party notes payable was $19.2 million and $15.2 million, respectively.
As of June 30, 2017, the Company had a combined note payable balance of $129.8 million owed to Oltasho and an affiliate, consisting of a $50.0 million 2014 Convertible Subordinated Note, $24.9 million in borrowings under the 2011 Promissory Note, a $48.5 million borrowing under the 2015 Convertible Note, net of discount, and $6.4 million under the 2016 Promissory Note. As of December 31, 2016, the Company had a combined note payable balance of $129.8 million owed to affiliates, consisting of the $50.0 million 2014 Convertible Subordinated Note, $24.9 million in borrowings under the 2011 Promissory Note, $48.5 million borrowing under the 2015 Convertible Note, net of discount, and $6.4 million under the 2016 Promissory Note. See Note 7 – Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth a summary of transactions included in the Company's results of operations that were incurred with affiliates during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Total operating expenses, CEHL	$2,212	$2,336	$4,725	$4,019
Interest expense, CEHL	$2,010	$1,786	$3,947	$3,462

Certain affiliates of the Company provide procurement and logistical support services to the Company’s operations. In connection therewith, during the three months ended June 30, 2017 and 2016, the Company incurred operating costs amounting to approximately $2.2 million and $2.3 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company incurred operating costs amounting to approximately $4.7 million and $4.0 million, respectively.

During the three months ended June 30, 2017 and 2016, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $2.0 million and $1.8 million, respectively, in relation to related party notes payable. During the six months ended June 30, 2017 and 2016, the Company incurred interest expense totaling approximately $3.9 million and $3.5 million, respectively.

9. Commitments and Contingencies

Commitments

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also has commitments related to four production sharing contracts with the Government of the Republic of Kenya (the “Kenya PSCs”), two Petroleum Exploration, Development & Production Licenses with the Republic of The Gambia (the “Gambia Licenses”), and one Petroleum Agreement with the Republic of Ghana (the "Ghana Petroleum Agreement"). In all cases, the Company entered into these commitments through a subsidiary. To maintain compliance and ownership, the Company is required to fulfill certain minimum work obligations and to make certain payments as stated in each of the Kenya PSCs, the Gambia Licenses, and the Ghana Petroleum Agreement. Among the Kenya PSCs in which the Company have remaining obligations, production sharing contracts related to offshore blocks L27 and L28 expired in February 2017, with the Company having no intention to renew or extend these leases. In June 2017, the Company farmed out 80% of its interest and operatorship of its offshore A2 and A5 blocks under the Gambia Licenses and will retain a 20% working interest in both blocks.  See Note 4 – Property, Plant and Equipment for further information relating to the Sale Agreement.

In March 2017, the Company entered into a drilling services contract with Pacific Drilling using the Pacific Bora drilling rig. The Company plans to use this rig to drill well Oyo-9 on the Oyo field in the deepwater offshore Nigeria. Under the contract, the Company has the option to drill up to two additional wells. The option to extend the contract, if exercised, would be used to drill two of its offshore Nigeria exploration prospects in the prolific Miocene geological zone. The Pacific Bora is a highly efficient sixth generation double-hulled drillship currently in Nigeria and was mobilized to the Oyo field and on site August 1, 2017. The contract provides for a base operating rate of $195,000 per day. The rig can be used for both drilling and well completion.

Contingencies

Legal Contingencies and Proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2017, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, EPNL, as Respondents (the “Arbitration”). The Arbitration was in relation to a drilling contract entered into by the Claimants and EPNL, and a parent company guarantee provided by the Company in relation thereto. On July 19, 2017, the London Court of International Arbitration issued a “First Partial Final Award by Consent” (the “Consent Award”) in a proceeding between the Claimants and Respondents to resolve claims by the Claimants arising out of a contract for oilfield services done in relation to the Company's ordinary course of business. Pursuant to the Consent Award, the respondents are liable to pay Claimants approximately $14.0 million and NGN11.8 million.

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired interests in Oil Mining Leases located offshore Nigeria from Allied pursuant to the Transfer Agreement and (2) issued shares to PIC in a private placement (collectively the “February 2014 Transactions”). The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) our then majority shareholder, CEHL. The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on our Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the February 2014 Transactions, and a direct claim for aiding and abetting against Dr. Kase Lawal, the former Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint, which motions were heard on January 18, 2017. The plaintiffs

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

filed a motion to supplement their petition to include a claim relating to what Allied paid or did not pay Nigerian Agip Exploration Limited for the asset. On May 23, 2017, the court granted plaintiffs’ motion to supplement petition.

On June 27, 2017, BGP Kenya Limited ("BGP") filed suit against EEKL in the High Court of Kenya. BGP is seeking approximately $12.2 million, which includes interest of approximately $2.7 million for allegedly unpaid amounts in connection with BGP’s performance of seismic services in Kenya done in relation to the Company's ordinary course of business. EEKL is contesting the proceedings.

On July 13, 2017, Multiplan Nigeria Limited ("Mulitiplan") entered into a settlement agreement and release (the “Multiplan Settlement Agreement”) with EPNL for $3.0 million, to resolve claims by Multiplan for work done in relation to the Company's ordinary course of business. As a result thereof, the Company decreased its accounts payable and accrued liabilities by $0.2 million with a corresponding decrease to its oil and gas properties as of June 30, 2017.  As part of the Multiplan Settlement Agreement, the Company paid $1.0 million to Multiplan in July 2017, and all remaining amounts claimed by Mulitiplan are due to be discharged by EPNL prior to the end of 2017.

On July 14, 2017, Aker Solutions Inc. ("Aker") entered into a settlement agreement and release (the “Aker Settlement Agreement”) with EPNL for $2.5 million, to resolve claims by Aker for work done in relation to the Company's ordinary course of business. As a result thereof, the Company decreased its accounts payable and accrued liabilities by $10.2 million with a corresponding decrease to its oil and gas properties as of June 30, 2017.  As part of the Aker Settlement Agreement, EPNL paid $1.0 million to Aker in July 2017, and all remaining amounts claimed by Aker are due to be discharged by EPNL prior to the end of 2017.

Unrecognized Loss Contingency

As of June 30, 2017, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the Company believes that, based on its experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $20.3 million.

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

Contingency under the 2015 Convertible Note

As part of the condition to the extension of the maturity date of the 2015 Convertible Note, which extension was entered into in March 2016, the Company is required to (i) pay to Allied an amount equal to ten percent (10%) towards existing liabilities of any successful debt fundraising event completed during the remaining term of the 2015 Convertible Note; and (ii) pay to Allied an amount equal to twenty percent (20%) towards existing liabilities of any successful equity fundraising event completed during the remaining term of the 2015 Convertible Note. Despite the 2015 Convertible Note being transferred to Oltasho (See Note 7 - Debt) the amounts due under the provision of this extension remain due to Allied. The execution of the MCB Financing Facility in February 2017 triggered item (i) above of which a payment is due to Allied under these provisions.

10. Stock-Based Compensation

Stock Options

The table below sets forth a summary of stock option activity for the six months ended June 30, 2017.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	1,147	$2.54	2.0
Granted	733	$2.25	1.0
Exercised	(367)	$1.84	—
Forfeited	(639)	$2.69	—
Expired	—	$—	—
Outstanding at June 30, 2017	874	$2.48	1.5
Expected to vest	133	$1.80	4.9
Exercisable at June 30, 2017	741	$2.60	0.9

During the six months ended June 30, 2017, the Company issued 114,416 shares of common stock as a result of the exercise of stock options, all of which were issued as a result of the cashless exercise of 367,039 options. Also, during the six months ended June 30, 2017, options to purchase 638,891 shares were forfeited and no options to purchase shares of common stock expired.

The estimated fair value of stock options granted during the six months ended June 30, 2017 was approximately $0.9 million, and was computed using the Black-Scholes option pricing model.

Stock Warrants

The table below sets forth a summary of stock warrant activity for the six months ended June 30, 2017.

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	2,983	$3.59	3.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2017	2,983	$3.59	2.7
Expected to vest	—	$—	—
Exercisable at June 30, 2017	2,983	$3.59	2.7

Restricted Stock Awards

The table below sets forth a summary of restricted stock awards (“RSAs”) activity for the six months ended June 30, 2017.

	Shares (In Thousands)	Weighted-Average Grant Date Price Per Share
Non-vested at December 31, 2016	2,072	$2.25
Granted	1,114	$3.00
Vested	(1,032)	$2.38
Forfeited	(745)	$2.98
Non-vested as of June 30, 2017	1,409	$2.37

During the six months ended June 30, 2017, the Company granted officers, directors, and employees a total of approximately 1.1 million shares of restricted common stock, including 0.2 million performance-based restricted stock awards ("PBRSA"), with vesting periods varying from immediate vesting to 36 months. During the same period, 0.7 million shares of restricted common stock were forfeited.

The fair value of RSAs granted during the six months ended June 30, 2017 was approximately $3.3 million.

ERIN ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

With regards to the PBRSA, each grant will vest if the individuals remain employed three years from the date of grant and the Company achieves specific performance objectives at the end of the designated performance period. Up to 50% additional shares may be awarded if performance objectives are exceeded. None of the PBRSAs will vest if certain minimum performance goals are not met. The performance conditions are based on the Company’s total shareholder return over the performance period compared to an industry peer group of companies. Total estimated compensation expense is $0.1 million over three years.

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

Segment activity for the three and six months ended June 30, 2017 and 2016 are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Three months ended June 30,
2017
Revenues	$14,588	$—	$—	$—	$—	$14,588
Operating loss	$(87,042)	$(975)	$(221)	$(176)	$(2,917)	$(91,331)
2016
Revenues	$23,151	$—	$—	$—	$—	$23,151
Operating loss	$(23,294)	$(509)	$(249)	$(232)	$(2,915)	$(27,199)

Six months ended June 30,
2017
Revenues	$45,866	$—	$—	$—	$—	$45,866
Operating loss	$(107,715)	$(1,295)	$(550)	$(1,013)	$(5,851)	$(116,424)
2016
Revenues	$28,080	$—	$—	$—	$—	$28,080
Operating loss	$(46,454)	$(1,051)	$(523)	$(1,118)	$(6,346)	$(55,492)
Total assets by segment as of June 30, 2017 and December 31, 2016, are as follows:

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
As of June 30, 2017	$180,894	$54	$4,173	$4,338	$1,472	$190,931
As of December 31, 2016	$281,050	$698	$3,034	$3,648	$771	$289,201

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

Our asset portfolio consists of seven licenses across four countries covering an area of approximately 5 million acres (approximately 19,000 square kilometers). We own producing properties offshore Nigeria and conduct exploration activities as an operator offshore Nigeria and conduct exploration activities as an operator onshore Kenya, and offshore Ghana, and as a non-operator offshore The Gambia.

Our operating subsidiaries include Erin Petroleum Nigeria Limited, Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited.

On February 16, 2017, Babatunde (Segun) Omidele informed the Company that he would resign from service as a member of the Board and as the Chief Executive Officer of the Company. The Board accepted his resignation effective as of February 22, 2017. The Board appointed Jean-Michel Malek, the Company’s Senior Vice President, General Counsel and Secretary, to serve as Interim Chief Executive Officer effective February 22, 2017 while the Board conducted a search for a permanent replacement for Mr. Omidele. Effective on May 18, 2017, the Board appointed Sakiru Adefemi (Femi) Ayoade as the Company’s Chief Executive Officer to replace the then Interim Chief Executive Officer, Jean-Michel Malek.

Changes in Control during 2017

We were was advised by Oltasho Nigeria Limited (“Oltasho”) and Latmol Investment Limited (“Latmol”) that on (a) April 3, 2017, an aggregate of 116,108,833 shares of the Company’s common stock previously held by Allied Energy Plc. (“Allied”), were transferred to Oltasho; and (b) April 13, 2017, an aggregate of 1,515,927 shares of the Company’s common stock previously held by CAMAC Int’l (Nigeria) Ltd. (“CAMAC International”), were transferred to Latmol. Prior to April 2017, the shares of common stock previously held by Allied and CAMAC International were beneficially owned by Dr. Kase Lawal, our former Chairman and Chief Executive Officer, due to his ownership of equity interests in such entities and voting and dispositive control over the securities held by such entities.

The shares foreclosed upon represented approximately 54.6% of our outstanding voting shares (53.9% owned by Allied and 0.7% owned by CAMAC International) as of the dates of transfer and as such, represented a change in control of the Company. The Company has been advised that the shares held by Oltasho are beneficially owned by Alhaji Murhi Busari, its Chairman, and the shares held by Latmol are beneficially owned by Alhaji Murhi Busari, its Chairman.

On July 5, 2017, Oltasho and Latmol entered into a Voting Agreement with Dr. Lawal (the “Voting Agreement”) resulting in another change in control of the Company. Pursuant to the Voting Agreement, Oltasho and Latmol provided complete authority to Dr. Lawal to vote the 117,624,760 shares foreclosed upon (and any other securities of the Company obtained by Oltasho and/or Latmol in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 117,624,760 shares represent approximately 54.6% of the Company’s common stock as of the parties’ entry into the Voting Agreement. The Voting Agreement has a term of approximately 10 years, through July 31, 2027, but can be terminated at any time with the mutual consent of the parties. In connection with their entry into the Voting Agreement, Oltasho and Latmol each provided Dr. Lawal an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Oltasho and Latmol agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. According to the Voting Agreement, Oltasho and Latmol have no desire to control the Company and believe that voting control of the Company was best determined by Dr. Lawal, a United States resident, who has extensive knowledge of United States laws and the assets and operations of the Company, as Dr. Lawal was, until he retired in 2015, the Chairman and Chief Executive Officer of the Company. Due to the Voting Agreement, Dr. Lawal will continue to hold voting control over the Company even after the foreclosures described above.

We conduct certain business transactions with CAMAC Energy Holdings Limited (“CEHL”), and its affiliates, which include Allied, which are entities controlled by Dr. Lawal. These entities are deemed to be related parties for financial reporting purposes. See Note 8 - Related Party Transactions to the Notes to Unaudited Consolidated Financial Statements for further information.

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

Daily production from the Oyo-8 well during the three months ended June 30, 2017 was approximately 5,800 BOPD (approximately 5,100 BOPD net to the Company after royalty, over the number of days production occurred).

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

Blocks L1B and L16

The Company is currently in the First Additional Exploration Period for both onshore blocks, which lasted through July 2017. In accordance with the Kenya PSCs, the Company was obligated, for each block, to (i) acquire, process and interpret high density 300 square kilometer 3-D seismic data at a minimum expenditure of $12.0 million and (ii) drill one exploration well to a minimum depth of 3,000 meters at a minimum expenditure of $20.0 million. The Company is considering the possibility of farming-out a portion of its rights to both blocks to potential partners.

In June 2017, the Company wrote off the costs related to onshore blocks L1B and L16 that had been capitalized to that date.

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

In March 2017, the Company entered into a Sale Agreement with FAR Ltd. (FAR), an Australian Securities Exchange listed oil and gas company, whereby FAR will acquire an 80% interest and operatorship of Erin Energy’s offshore A2 and A5 blocks, with the Company retaining a 20% working interest in both blocks. Under the terms of the Sale Agreement, which was approved by the Government of the Republic of The Gambia in June 2017, upon closing of the transaction, FAR paid the Company the purchase price of $5.2 million (the remaining $3.6 million was received on July 3, 2017) and will carry $8.0 million of the Company’s share of costs in a planned exploration well to be drilled in late 2018. In addition, if the Company’s share of the exploration well is less than $8.0 million, the balance is to be paid in cash to the Company. Any amount in excess of the $8.0 million representing the Company’s share of the exploration well will be borne by the Company.

The Company and FAR are interpreting the recently acquired 3-D seismic data to further mature identified prospects on blocks A2 and A5.

Ghana

In April 2014, the Company, through an indirect 50%-owned subsidiary, signed a Petroleum Agreement with the Republic of Ghana (the “Petroleum Agreement”) relating to the Expanded Shallow Water Tano block offshore Ghana ("ESWT"). The Contracting Parties, which hold 90% of the participating interest in the block, are Erin Energy Ghana Limited as the operator, GNPC Exploration and Production Company Limited, and Base Energy (collectively the “Contracting Parties”), holding 60%, 25%, and 15% share of the participating interest of the Contracting Parties, respectively. The Ghana National Petroleum Corporation initially has a 10% carried interest through the exploration phase, and will have the option to acquire an additional paying interest of up to 10% following a declaration of commercial discovery. The Company owns 50% of its subsidiary Erin Energy Ghana Limited. The remaining 50% interest is owned by an affiliated company.

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

Three months ended June 30, 2017, compared to three months ended June 30, 2016

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the three months ended June 30, 2017 were $14.6 million, as compared to $23.2 million for the same period in 2016. For the three months ended June 30, 2017, the Company sold approximately 309,000 net barrels of oil at an average price of $47.15/Bbl. For the three months ended June 30, 2016, the Company sold approximately 508,000 net barrels of oil at an average price of $45.58/Bbl.

During the three months ended June 30, 2017 and 2016, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 5,100 BOPD and 5,400 BOPD, respectively.

Operating Costs and Expenses

Production costs for the three months ended June 30, 2017 were $14.6 million, as compared to $22.1 million for the same period in 2016. Production costs include costs directly related to the production of hydrocarbons. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the three months ended June 30, 2017, the Company incurred a net credit of $0.7 million of workover expenses, as compared to expenditures of $7.6 million for the same period in 2016. The decrease in workover expenses is mainly due to the light intervention of well Oyo-8 during 2016. Further, during the current period in 2017, the Company reduced certain costs due to vendor settlements of outstanding invoices.

During the three months ended June 30, 2017, the Company incurred $0.8 million of exploration expenses, including $0.3 million spent in Kenya, $0.1 million spent in Nigeria, $0.2 million spent in Ghana, and $0.2 million spent in The Gambia. During the three months ended June 30, 2016, the Company incurred $1.2 million of exploration expenses, including $0.2 million spent in Ghana,$0.5 million spent in Kenya, $0.3 million spent in Nigeria, and $0.2 million spent in The Gambia.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2017, was $11.8 million, as compared to $14.9 million for the same period in 2016. DD&A expense was lower during the three months ended June 30, 2017 mainly due to the lower sales volumes in 2017 as compared to that in 2016. The Company sold approximately 309,000 net barrels during the three months ended June 30, 2017, as compared approximately 508,000 net barrels during the same period in 2016.

Accretion of asset retirement obligations ("ARO") for the three months ended June 30, 2017 and 2016 was $0.5 million. ARO accretion expense for both 2017 and 2016 relates to the abandonment costs of the Company's developed properties in the Oyo field.

During the three months ended June 30, 2017, the Company recorded an impairment charge of $78.7 million, including a charge of $78.1 million to write down the carrying value of its oil and gas properties to their estimated fair market value and $0.6 million to write-off the carrying value of its onshore leases in Kenya which had expired. There was no impairment charge for the three months ended June 30, 2016.

There was no plug and abandonment ("P&A") activity during the three months ended June 30, 2017 and 2016.

General and administrative ("G&A") expenses for the three months ended June 30, 2017 were $3.3 million, as compared to $3.4 million in the same period in 2016. G&A decreased in 2017 mainly due to the ongoing cost reduction initiatives, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other expense for the three months ended June 30, 2017 was $7.3 million, consisting of $10.9 million in interest expense on borrowings and a loss on asset disposal related to office furniture and leasehold improvements of $0.1 million, partially offset by a $2.3 million gain on disposal of oil and gas properties arising from the sale of our Gambian blocks, and by a $1.4 million gain on foreign currency transactions. Other income for the same period in 2016 was $4.5 million, consisting of $10.5 million gain on foreign currency transactions, partially offset by $6.0 million in interest expense on borrowings,

Income Taxes

Income taxes were nil for each of the three months ended June 30, 2017 and 2016. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

Six Months Ended June 30, 2017, compared to Six Months Ended June 30, 2016

Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for the six months ended June 30, 2017 were $45.9 million, as compared to $28.1 million for the same period in 2016. For the six months ended June 30, 2017, the Company sold approximately 906,000 net barrels of oil at an average price of $50.62/Bbl. For the six months ended June 30, 2016, the Company sold approximately 669,000 net barrels of oil at an average price of $41.95/Bbl. The increase in average daily production is mainly attributed to that the current period's production is from the Oyo-8 well as compared to that during the 2016 period, when production was mainly from the Oyo-7 well.

During the six months ended June 30, 2017 and 2016, the average daily production from the Oyo field, net of royalty, over the number of days production occurred, was approximately 5,300 BOPD and 3,600 BOPD, respectively.

Operating Costs and Expenses

Production costs for the six months ended June 30, 2017 were $37.2 million, as compared to $44.7 million for the same period in 2016. Production costs include costs directly related to the production of hydrocarbons. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized with a corresponding offset to operating costs. The capitalized crude oil inventory costs are subsequently expensed when crude oil is sold.

During the six months ended June 30, 2017, the Company incurred a net credit of $0.7 million of workover expenses, as compared to expenditures of $7.6 million for the same period in 2016. The decrease in workover expenses is due to the light intervention of well Oyo-8 during 2016. Further, during the current period in 2017, the Company reduced certain costs due to vendor settlements of outstanding invoices.

During the six months ended June 30, 2017, the Company incurred $2.4 million of exploration expenses, including $0.6 million spent in Kenya, $0.3 million spent in Nigeria, $1.0 million spent in Ghana, and $0.5 million spent in The Gambia. During the six months ended June 30, 2016, the Company incurred $3.3 million of exploration expenses, including $1.1 million spent in Ghana, $1.0 million spent in Kenya, $0.7 million spent in Nigeria, and $0.5 million spent in The Gambia.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2017, was $37.2 million, as compared to $19.7 million for the same period in 2016. DD&A expense was higher during the six months ended June 30, 2017 mainly due to the higher sales volumes in 2017 as compared to that in 2016. The Company sold approximately 906,000 net barrels during the six months ended June 30, 2017, as compared approximately 669,000 net barrels during the same period in 2016.

Accretion of asset retirement obligations ("ARO") for the six months ended June 30, 2017 and 2016 was $0.9 million. ARO accretion expense for both 2017 and 2016 relates to the abandonment costs of the Company's developed properties in the Oyo field.

During the six months ended June 30, 2017, the Company recorded an impairment charge of $78.7 million, including a charge of $78.1 million to write down the carrying value of its oil and gas properties to their estimated fair market value and $0.6 million to write-off the carrying value of its onshore leases in Kenya which had expired. There was no impairment charge for the six months ended June 30, 2016.

There was no P&A activity during the six months ended June 30, 2017. The Company incurred P&A expenses of $0.2 million during the six months ended June 30, 2016.

General and administrative ("G&A") expenses for the six months ended June 30, 2017 were $6.7 million, as compared to $7.4 million in the same period in 2016. G&A decreased in 2017 mainly due to the ongoing cost reduction initiatives, primarily related to employee costs and professional and consulting fees.

Other Income (Expense), Net
Other expense for the six months ended June 30, 2017 was $9.2 million, consisting of $14.9 million in interest expense on borrowings and a loss on asset disposal related to office furniture and leasehold improvements of $0.1 million, partially offset by a $2.3 million gain on disposal of oil and gas properties arising from the sale of our Gambian blocks and a $3.5 million gain on foreign currency transactions. Other expense for the same period in 2016 was $0.1 million consisting of $11.4 million in interest expense on borrowings, partially offset by a $11.3 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for each of the six months ended June 30, 2017 and 2016. The Company did not have any taxable income from its oil and gas activities in Nigeria in these respective periods.

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

Basic and diluted HEPS is calculated using net loss adjusted for impairment on oil and gas properties for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, there were no separately identifiable remeasurements based on the criteria outlined in circular 3/2009 and HEPS was the same as net loss per share as disclosed on the unaudited consolidated statements of operations. The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted loss per share as reported under U.S. GAAP.

Reconciliation of net loss used to calculate basic and diluted loss per share and basic and diluted HEPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share amounts)	2017	2016	2017	2016
Net loss attributable to Erin Energy Corporation	$(98,565)	$(22,572)	$(125,072)	$(54,983)
Adjustments:
Impairment of oil and gas properties	78,711	—	78,711	—

Net loss used to calculate HEPS	$(19,854)	$(22,572)	$(46,361)	$(54,983)

Weighted average number of shares used to calculate basic net loss per share and basic HEPS	213,297	212,290	213,070	212,067

Weighted average number of shares used to calculate dilutive net loss per share and diluted HEPS	213,297	212,290	213,070	212,067

Headline earnings per share:
Basic	$(0.09)	$(0.11)	$(0.22)	$(0.26)
Diluted	$(0.09)	$(0.11)	$(0.22)	$(0.26)

Liquidity

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.4 million for the six months ended June 30, 2017, as compared to $1.5 million in the same period in 2016. Cash provided by operating activities in the six months ended June 30, 2017 increased by $2.9 million as compared to the same period in 2016 primarily due to a combination of higher revenues and higher non-cash adjustments to net loss, offset by a decrease in vendor financing.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $5.7 million, as compared to cash used of $9.7 million for the same period in 2016. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $4.8 million in the six months ended June 30, 2017, consisted of $24.4 million of proceeds from the drawdowns under the MCB Finance Facility, partially offset by $10.0 million funds restricted for debt service, $8.7 million payment for debt issuance costs, $0.2 million principal repayment of our Term Loan Facility, and $0.7 million payment to settle withholding tax obligations upon vesting of restricted stock awards and exercise of stock options. Net cash provided by financing activities of $8.6 million for the six months ended June 30, 2016 consisted of $8.7 million funds released from restricted cash, $6.1 million inflows from short-term borrowings from a related party, $0.5 million proceeds from a short-term note payable, and $0.2 million proceeds from the exercise of stock options, partially offset by $6.0 million principal repayment of our Term Loan Facility, $0.7 million payment for debt issuance costs, and $0.2 million payment to settle withholding tax obligations upon vesting of restricted stock awards.

Capital Resources

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness. As of the date of this report, $51.5 million of the MCB Finance Facility has been drawn of which proceeds are restricted to the development of the Oyo field which we are currently drilling the Oyo-9 well. It is expected that the full $100.0 million available under this facility will be drawn by the end of the fourth quarter of 2017.

We incurred losses from operations for the three and six months ended June 30, 2017. As of June 30, 2017, the Company's total current liabilities of $325.1 million exceeded its total current assets of $44.5 million, resulting in a working capital deficit of $280.7 million. As a result of the current low commodity prices, we have not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation to assist in restoring lost production. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2017. During an approximately two (2) week period starting from late June 2017 to early July 2017, the owners of the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana suspended its operations due to an impasse in contract negotiations that led to a temporary shut-in of the Oyo-8 well during this period. The FPSO operation was subsequently fully restored and the production from the Oyo-8 well was re-established on July 6, 2017. Contract negotiations have resumed.

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

On February 2017, we, together with our subsidiary, EPNL, entered into the MCB Finance Facility, which provides for a total commitment of USD $100.0 million. The proceeds from the MCB Finance Facility will be used to fund EPNL’s planned drilling of the Oyo-9 well offshore Nigeria.

In February 2017, we lifted and sold approximately 332,000 Bbls of crude oil (approximately 292,000 Bbls net to the Company). Net proceeds to us were approximately $15.9 million.

In March 2017, we lifted and sold approximately 346,000 Bbls of crude oil (approximately 304,000 Bbls net to the Company). Net proceeds to us were approximately $15.4 million.

In June 2017, we lifted and sold approximately 352,000 Bbls of crude oil (approximately 309,000 Bbls net to the Company). Net proceeds to us were approximately $14.6 million.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into arrangements that can give rise to off-balance sheet obligations. As of June 30, 2017, material off-balance sheet obligations include operating leases for the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part II of this report and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 195.97 Naira per each U.S. dollar for the six months ended June 30, 2017. For the six months ended June 30, 2017, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $4.1 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the six months ended June 30, 2017, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $9.1 million impact on our revenues based on the volumes lifted through June 30, 2017.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the six months ended June 30, 2017, the weighted average interest rate on our variable rate debt was 8.87%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.4 million over a twelve month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

As of June 30, 2017, we had approximately $24.9 million of outstanding principal under the 2011 Promissory Note, $50.0 million of outstanding principal under the 2014 Convertible Subordinated Note, $48.5 million of outstanding principal under the 2015 Convertible Note, $88.8 million outstanding principal under the Term Loan Facility, $6.4 million of outstanding principal under the 2016 Promissory Note and $24.4 million of outstanding principal under the MCB Finance Facility, and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

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

Due to lack of liquidity, we may not be able to make the required principal and interest payments under the Term Loan Facility, the MCB Facility and other indebtedness or to satisfy our obligations under our trade payables.

As a result of the current low commodity prices and a prior history of low oil production volumes due to the recent shut-in of well Oyo-8 from September 2015 to May 2016 and the currently shut-in well Oyo 7, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they become due. The Company has been relying on drawdowns under the MCB Facility and short-term promissory notes, such as the 2016 Promissory Note, with an entity related to the Company’s majority shareholder which notes have been foreclosed on and transferred to an unrelated party to supplement its liquidity needs, but there can be no assurances that we will be able to continue to borrow funds under the MCB Facility or that the related party will continue to provide such short-term loans in the future.

Pursuant to the Term Loan Facility, Zenith has the right to review the terms and conditions of the Term Loan Facility.

The Company did not make the initial principal payment due on June 30, 2017, and is currently in discussions with MCB on a revised principal repayment schedule. Our failure to make the required payments under the MCB Facility or the Term Loan Facility, or to comply with its applicable debt covenants could result in a default under the applicable facility and a cross-default under the other facility and the Related Party Notes, which could result in the acceleration of the payment of such indebtedness, termination of commitments to make further loans to us, prevention of our development drilling on the Oyo field and other operations, loss of our ownership interests in the secured properties or otherwise materially adversely affect our business, financial condition and results of operations. Also, if we are unable to service our debt obligations or obligations under our trade payables generally, we cannot assure you that the Company will continue in its current state or continue to operate as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
May 1 - May 31, 2017	33,635	$1.75	—	—
Total	33,635	$1.75	—	—

(1)
All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards and the exercise of stock options. The price paid was the closing price on the dates in which the shares of common stock vested or when the stock options were exercised.

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

10.1
Voting Agreement, dated as of July 5, 2017, by and among Dr. Kase Lawal, Latmol Investment Limited and Oltasho Nigerial Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.2
Separation Agreement, effective as of May 31, 2017, by and between Erin Energy Corporation and Jean-Michel Malek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2017).

10.3
Consulting Agreement, effective as of June 1, 2017, by and between Erin Energy Corporation and Jean-Michel Malek (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2017).

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
Erin Energy Corporation
Date: August 9, 2017

/s/ Dippo Bello
Dippo Bello
Vice President, Financial Planning and Treasurer (Interim Principal Financial Officer)