Form 10-K
period 2017-12-31
Erin Energy Corp.
filed 2018-03-16
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $132,949,914 based on a share price of $1.45. All executive officers and directors of the registrant have been deemed, solely for the purpose of the forgoing calculation, to be “affiliates” of the registrant.
As of March 1, 2018, there were 215,337,614 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

LWD - Abbreviation for logging while drilling. The measurement of formation properties during the excavation of the hole, or shortly thereafter, through the use of tools integrated into the bottomhole assembly.

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

Proved developed reserves - Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Proved undeveloped reserves - Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Company” and “the Company” refer to Erin Energy Corporation, a Delaware corporation originally organized in 1979, and its subsidiaries and, unless the context otherwise requires and for the purposes of this report only:

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;

•	"SEC" or the "Commission" refers to the United State Securities and Exchange Commission; and

•	"Securities Act" refers to the Securities Act of 1933, as amended.

The Company’s corporate headquarters is located in Houston, Texas. For more information about Erin Energy Corporation, visit www.erinenergy.com, which website contains information we do not desire to incorporate by reference in this report.

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

Our shares are traded on both the NYSE American and on the Johannesburg Stock Exchange under the symbol “ERN.”

Our asset portfolio consists of five licenses across three countries covering an area of approximately 1.5 million acres (approximately 6,000 square kilometers). We own producing properties offshore Nigeria and conduct exploration activities as an operator offshore Nigeria and conduct exploration activities as an operator offshore Ghana, and as a non-operator offshore The Gambia.

Our operating subsidiaries include Erin Petroleum Nigeria Limited (“EPNL”), Erin Energy Kenya Limited ("EEKL"), Erin Energy Gambia Ltd., and Erin Energy Ghana Limited.

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

On July 5, 2017, Oltasho and Latmol entered into a Voting Agreement with Dr. Lawal (the “Voting Agreement”) resulting in another change in control of the Company. Pursuant to the Voting Agreement, Oltasho and Latmol provided complete authority to Dr. Lawal to vote the 117,624,760 shares foreclosed upon (and any other securities of the Company obtained by Oltasho and/or Latmol in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 117,624,760 shares represented approximately 54.6% of the Company’s common stock as of the parties’ entry into the Voting Agreement. The Voting Agreement has a term of approximately 10 years, through July 31, 2027, but can be terminated at any time with the mutual consent of the parties. In connection with their entry into the Voting Agreement, Oltasho and Latmol each provided Dr. Lawal an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Oltasho and Latmol agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. According to the Voting Agreement, Oltasho and Latmol have no desire to control the Company and believe that voting control of the Company was best determined by Dr. Lawal, a United States resident, who has extensive knowledge of United States laws and the assets and operations of the Company, as Dr. Lawal was, until he retired in 2015, the Chairman and Chief Executive Officer of the Company. Due to the Voting Agreement, Dr. Lawal will continue to hold voting control over the Company.

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

In early July 2016, well Oyo-7 was shut-in as a result of an emergency shut-in of the Oyo field production. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2018, subject to fund availability.

During the three months ended December 31, 2017, the average daily production was approximately 4,600 BOPD (approximately 4,000 BOPD net to the Company).

In early August 2017, the Pacific Bora drilling rig arrived on the Oyo field and immediately commenced drilling of the Oyo-9 well, In October 2017, the Company successfully completed the drilling phase of the Oyo-9 well. The well results indicate presence of the target channel system and 85.3 feet of net oil sand. The results are in line with predictions and confirm field extension to the western part of the field. Both the engineering and manufacturing of the subsea equipment are at various stages of completion. However, due to chronic delays in the release of the remaining funds and improper interference by the guarantor of the MCB Finance Facility (described and defined below under Note 8. - Debt -“Long-Term Debt - MCB Finance Facility and Related Agreements, to the Notes to Unaudited Consolidated Financial Statements), the Company temporarily suspended the completion and hookup of the development program. On several occasions, the Company has demanded the guarantor cease and desist from interfering in the disbursement of funds for the project. Consequently, the Pacific Bora drilling rig and all drilling services has been demobilized. The Oyo-9 well will be tied in to the field’s current production facility, and is expected to add an additional 6,000 to 7,000 barrels of oil per day from the field.

In October 2017, the Company obtained a funding commitment to drill our potential high-impact exploration well ("Oyo-NW"), in the Miocene formation of the OMLs. The Company completed the drilling of the Oyo-NW well and, based on preliminary evaluation; it has discovered hydrocarbons in the Miocene Formation. Preliminary evaluation of the well data shows that the two main sand units, the Miocene U7.0 and U8.0, with a gross thickness of approximately 115.2 feet are hydrocarbon-bearing. Work has commenced to estimate the discovered volumes and to determine the relevant appraisal and development program.

Kenya

In May 2012, the Company, through a wholly-owned subsidiary, entered into four production sharing contracts with the Government of the Republic of Kenya, covering onshore exploration blocks L1B and L16, and offshore exploration blocks L27 and L28 (the “Kenya PSCs”). The Company is the operator of all of the blocks with the Government having the right to participate up to 20%, either directly or through an appointee, in any area subsequent to declaration of a commercial discovery. The Company is responsible for all exploration expenditures.

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

The Company no longer intends to renew or extend its leases on these onshore blocks.

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

The Gambia

In May 2012, the Company, through a wholly-owned subsidiary, signed two Petroleum Exploration, Development & Production Licenses with The Republic of The Gambia, for offshore exploration blocks A2 and A5 (the “Gambia Licenses”). For both blocks, the Company is the operator, with the Gambian National Petroleum Company (“GNPCo”) having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPCo elects to participate.

The term of the initial exploration period for both blocks A2 and A5, now extended through December 2018, require for the Company to (i) interpret the approximately 1,500 square kilometers of 3-D seismic data that was acquired and processed in 2015 and 2016 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. The Company is currently interpreting the recently acquired and processed 3-D seismic data.

In March 2017, the Company entered into a Sale Agreement with FAR Ltd. ("FAR"), an Australian Securities Exchange listed oil and gas company, whereby FAR agreed to acquire an 80% interest and operatorship of the Company’s offshore A2 and A5 blocks, with the Company retaining a 20% working interest in both blocks. Under the terms of the Sale Agreement, which was approved by the Government of the Republic of The Gambia in June 2017, upon closing of the transaction, FAR paid the Company the purchase price of $5.2 million (the remaining $3.6 million was received on July 3, 2017) and will carry $8.0 million of the Company’s share of costs in a planned exploration well to be drilled in late 2018. In addition, if the Company’s share of the exploration well is less than $8.0 million, the balance is to be paid in cash to the Company. Any amount in excess of the $8.0 million representing the Company’s share of the exploration well will be borne by the Company.

The Company and FAR are currently working together to progress our plans to drill the Samo-1 prospect exploratory well in late 2018.

Ghana

In April 2014, the Company, through an indirect 50%-owned subsidiary, signed a Petroleum Agreement with the Republic of Ghana (the “Petroleum Agreement”) relating to the Expanded Shallow Water Tano block offshore Ghana ("ESWT"). The contracting parties, which hold 90% of the participating interest in the block, are Erin Energy Ghana Limited as the operator, GNPC Exploration and Production Company Limited, and Base Energy (collectively the “Contracting Parties”), holding 60%, 25%, and 15% of the participating interest of the Contracting Parties, respectively. The Ghana National Petroleum Corporation initially has a 10% carried interest through the exploration phase, and will have the option to acquire an additional paying interest of up to 10% following a declaration of commercial discovery. The Company owns 50% of its subsidiary Erin Energy Ghana Limited. The remaining 50% interest is owned by an affiliated company.

The ESWT block contains three previously discovered fields (the "Fields") and the work program required the Contracting Parties to determine, within nine months of the effective date of the Petroleum Agreement, the economic viability of developing the Fields. In addition, the Petroleum Agreement provided for an initial exploration period of two years from the effective date of the Petroleum Agreement, with specified work obligations during that period, including the reprocessing of existing 2-D and 3-D seismic data and the drilling of one exploration well on the ESWT block. The Contracting Parties have the right to apply for a first extension period of one and one-half years and a second extension period of up to two and one-half years. Each extension period has specified additional minimum work obligations, including (i) conducting geological and geophysical studies during the first extension period and (ii) drilling one exploration well during the first extension period and, depending on the length of the extension, one or two wells during the second extension period.

In January 2015, the Petroleum Agreement became effective, following the signing of a Joint Operating Agreement between the Contracting Parties.

In October 2015, at the completion of the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties have presented this conclusion to the relevant government entities. The Ghanaian Government is currently reviewing the requests for adjustment of the fiscal terms, and has granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018. The Company has submitted an application to the Ghanaian government for an additional extension of the initial exploration period beyond the current date of July 2018.
Following the recent decision of the Special Chamber of the International Tribunal of the Law of the Sea (ITLOS) in Hamburg, Germany, concerning the maritime boundary dispute between Ghana and Côte d’Ivoire, the Company is working with the Ghanaian Government and its partners to progress the development activities in its ESWT block, offshore Ghana. The 3D seismic data, which is planned to be acquired during the second half of 2018, will be used to improve subsurface definition and optimization of drilling targets.

Segment Information

For information related to our financial performance by segment, see Note 13. — Segment Information to the Notes to Consolidated Financial Statements.

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

Environmental and Government Regulation

Various federal, state, local and international laws and regulations relating to the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment may affect our operations and costs. We are committed to the protection of the environment and believe we are in material compliance with the applicable laws and regulations. However, regulatory requirements may, and often do, change and become more stringent, and there can be no assurance that future regulations will not have a material adverse effect on our financial position, results of operations and cash flows. During the years ended December 31, 2017, 2016 and 2015, other than the plug and abandonment ("P&A") expenditures for well Oyo-6, we did not have any significant expenditures relating to environmental and government regulation.

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

Currently, the Company has operator’s extra expense insurance coverage up to $250.0 million per occurrence with respect to drilling and $75.0 million per occurrence with respect to all other wells. This includes coverage for re-drilling and restoration of wells as well as coverage for resultant environmental damage, including voluntary clean-up. The Company also carries physical damage coverage on offshore assets that is subject to full replacement cost limits. Both of these coverages, operator’s extra expense and physical damage, are subject to certain customary exclusions and limitations and to deductibles generally ranging from approximately $0.3 million to $2.0 million per occurrence, which must be met prior to recovery. In addition, the Company carries third party liability insurance, which includes pollution insurance, up to a limit of $50 million. This program includes coverage for bodily injury and property damage to third parties, including sudden and accidental pollution liability coverage.

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

EMPLOYEES

At December 31, 2017, the Company had a total of 61 full-time employees and 3 part-time employees, of which 26 were employed in the United States, and 35 in Africa. We have been successful in attracting a talented team of industry professionals that has been instrumental in achieving significant growth and success for the Company. In addition to our employees, we utilize the services of various independent contractors and service providers to perform certain professional services, as needed.

During 2018, the Company may need to hire additional personnel in certain operational positions as needed. The number and skill sets of individual employees will be primarily dependent on the relative rates of growth of the Company’s different projects and the extent to which operations and development activities are executed internally or contracted to outside parties. In order for us to attract and retain qualified personnel, we will have to offer competitive salaries to present and future employees.

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

In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “will likely,” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct. We caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Important factors that could affect our financial performance and that could cause actual results for future periods to differ materially from our expectations include, but are not limited to:

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, actual results may differ materially from those expressed or implied by our forward-looking statements. You should consider carefully the statements under the

“Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A of Part I of this report and in other sections of this Annual Report on Form 10-K.

Risks Related to the Company’s Business

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

As of December 31, 2017, we had approximately $65.6 million outstanding under the Mauritius Commercial Bank Limited ("MCB") Finance Facility, $11.7 million outstanding under the James Street Capital Partners Limited, ("JSC") Note, $50.0 million outstanding in aggregate principal under the 2014 Convertible Subordinated Note, $48.5 million, net of discount, under our borrowing facility with Allied in the form of a convertible note (the "2015 Convertible Note"), $78.0 million, net of discount, under our credit facility (the "Term Loan Facility") with Zenith Bank PLC ("Zenith"), $24.9 million under our borrowing facility with Allied in the form of a promissory note (the "2011 Promissory Note"), and $6.4 million under a Promissory Note agreement entered into with an entity related to the Company's majority shareholder (the "2016 Promissory Note") and we may incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business because:

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

Our ability to comply with restrictions and covenants, including those in the Term Loan Facility, the MCB Finance Facility or in any future credit facility, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants in the Term Loan Facility and the MCB Finance Facility could result in a default, which could permit the lenders to accelerate repayments and foreclose on the collateral securing such indebtedness.

Events of default may occur under our outstanding promissory notes, credit agreements and financing agreements. If events of default occur or such holders of our indebtedness accelerate the repayment obligations thereunder as to matters not covered or no longer covered by the waivers, we may be forced to repay the obligations that become immediately due, which funds may not be available on commercially reasonable terms, if at all.

Allied, a related party, was the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the "Related Party Notes"). In April 2017, Oltasho became the holder of each of the Related Party Notes. Each of the Related Party Notes contain certain default and cross-default provisions, including failure to pay interest and principal amounts when due and default under other indebtedness. As of December 31, 2017, the Company was not in compliance with certain default provisions of the Related Party Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Related Party Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. In July 2017, Oltasho agreed to waive through their respective maturity dates its rights under all default provisions of each of the Related Party Notes.

For additional information regarding defaults, cross-defaults and potential cross-defaults, please see the discussion regarding each debt instrument in Note 8 - Debt to the Notes to Consolidated Financial Statements included herein. If any of our debt obligations are accelerated due to the events of default or future events of default or cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

Due to our lack of liquidity, we may not be able to make the required principal and interest payments under the Term Loan Facility, the MCB Facility and other indebtedness or to satisfy our obligations under our trade payables.

As a result of the current low commodity prices and a prior history of low oil production volumes due to the shut-in of well Oyo-8 from September 2015 to May 2016 and the currently shut-in well Oyo 7, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they become due. The Company has been relying on drawdowns under the MCB Finance Facility and short-term promissory notes, such as the 2016 Promissory Note, with an entity related to the Company’s then majority shareholder which notes have been foreclosed on and transferred to an unrelated party to supplement the Company’s liquidity needs, but we may not be able to continue to borrow funds under the MCB Facility in the future or the related party may not continue to provide such short-term loans in the future.

Pursuant to the Term Loan Facility, Zenith has the right to review the terms and conditions of the Term Loan Facility.

The Company did not make the principal payment due and a portion of interest due on December 31, 2017. Also, on June 27, 2017, a vendor filed a suit against a wholly-owned subsidiary of the Company seeking an amount in excess of $10.0 million (see Note 10 - Commitments and Contingencies for further information). These constitute events of default under the MCB Finance Facility. The Company is currently in discussions with MCB on a revised principal repayment schedule. Our failure to make the required payments under the MCB Facility or the Term Loan Facility, or to comply with its applicable debt covenants could result in a default under the applicable facility and a cross-default under the other facility and the Related Party Notes

(defined and described above under “Note 8 - Debt - Long-Term Debt - Related Party”, from the notes to the unaudited consolidated financial statements set forth under “Part IV Exhibits, Financial Statements and Schedules” - “Item 15 - Notes to Consolidated Financial Statements”), which could result in the acceleration of the payment of such indebtedness, termination of commitments to make further loans to us, prevention of our development drilling on the Oyo field and other operations, loss of our ownership interests in the secured properties or otherwise materially adversely affect our business, financial condition and results of operations. Also, if we are unable to service our debt obligations or obligations under our trade payables generally, Company may be unable to continue in its current state or continue to operate as a going concern.

We have potential significant liability associated with penalty and interest related to outstanding transactional tax obligations in Nigeria, which we have not accrued as of the date of this report.

Our operations and assets in Nigeria subject us to various Nigerian tax obligations, including the obligation to withhold taxes and pay value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) taxes, Cabotage (transportation) taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, we have not accrued penalty and interest thereon; however, we believe that, based on our experience with local practices in Nigeria, the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $27.4 million. As described above, this amount has not been accrued and is not included as a liability in the attached consolidated financial statements and in the event we are required to pay that amount, a significant portion thereof, or an amount greater than our estimates, it could have a material adverse effect on our cash flows, results of operations and liquidity and could cause the value of our securities to decline in value. Furthermore, the amount of assets and liabilities shown in the attached consolidated financial statements and our working capital associated therewith, would be materially different if such attached consolidated financial statements included an accrual for the amounts described above.

We owe certain obligations which are secured by a security interest in substantially all of our assets.

The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. Our senior lenders and note holders also hold security interests over certain other of our material assets. If an event of default occurs under our secured indebtedness, the holders of such indebtedness may enforce their security interests over our assets which secure the repayment of such obligations, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in us could become worthless.

We may be unable to continue as a going concern.

The Company has incurred losses from operations in each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company's total current liabilities of $398.3 million exceeded its total current assets of $51.3 million, resulting in a working capital deficit of $347.0 million. Additionally, as mentioned in the risk factors above, we have substantial debt obligations and may not be able to maintain adequate liquidity throughout 2018. As a result, the Company’s consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that it will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes that it will be able to generate sufficient liquidity, its current circumstances raise substantial doubt about its ability to continue to operate as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We may not be able to generate or obtain sufficient cash to service all of our indebtedness or trade payables, and we may be forced to take other actions to satisfy our obligations under our indebtedness and trade payables, which may not be successful.

We may be unable to generate sufficient cash flow from operations or to obtain alternative sources of financing in an amount sufficient to fund our liquidity needs or on favorable terms. Our operating cash inflows are typically used for capital expenditures, operating expenses, debt service costs and working capital needs.

As a result of the current low commodity prices and the Company’s low oil production volumes due to the shut-in of well Oyo-8 from September 2015 to May 2016 and the currently shut-in well Oyo 7, we have experienced a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. As of December 31, 2017, we had available unrestricted cash of approximately $22.1 million and total current assets of approximately $51.3 million. Conversely, we had total current liabilities of $398.3 million, of which $277.4 million is accounts payable and accrued liabilities. Based upon the current commodity prices, we do not expect our cash flow from operations to be sufficient to repay our indebtedness or trade payables in the near term. We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels. These efforts include, among others, i) obtaining additional funds from public or private financing sources, ii) restructuring existing debts from lenders, iii) obtaining forbearance of debt from trade creditors, iv) reducing ongoing operating costs, v) minimizing projected capital costs for the 2018 exploration and development campaign, vi) farming-out a portion of our rights to certain of our oil and gas properties, and vii) exploring potential business combination transactions. Sufficient liquidity may not be able to be raised from one or more of these actions and these actions may not be consummated within the period needed to meet future obligations.

We will continue to evaluate our ability to make debt payments in light of our liquidity constraints as we continue to explore various strategic initiatives. Any failure to make future principal or interest payments on our indebtedness or to cure any payment default within any applicable grace period may result in an event of default under the applicable debt agreement or instrument. As a result, if we are unable to service our debt obligations generally, and if we are unable to successfully refinance our debt obligations or effect a similar alternative transaction, the Company may not be able to continue in its current state and any investment in the Company may not retain any value.

Our business operations require substantial additional capital. If we are unable to raise additional capital on acceptable terms in the future, our ability to execute our business plan may be impaired.

The Company’s business operations require substantial capital from outside sources as well as from internally-generated sources. Although our majority shareholder has historically provided the Company with additional funding in the past, our majority shareholder may not provide any funds in the future or, if the funds are provided, the terms under which the funds are provided may not be favorable or acceptable to us. The Company’s ability to finance a portion of its working capital and capital expenditure requirements with cash flow from operations will be subject to a number of variables, such as:

•	the level of production from existing and new wells;

•	the prices of oil and natural gas;

•	the success and timing of the development of proved undeveloped reserves;

•	remedial work undertaken to improve our well’s producing capability;

•	the direct costs and general and administrative expenses of operations;

•	reserves, including a reserve for the estimated costs of eventually plugging and abandoning our wells;

•	indemnification obligations of the Company for losses or liabilities incurred in connection with the Company’s activities;

•	general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control; and

•	our ability to farm-out portions of the Company’s rights under its various petroleum licenses.

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

In addition to our interests in the OMLs, including the Oyo field, we have signed production sharing contracts in Kenya, two exploration licenses in The Gambia and a petroleum agreement in Ghana. As we are still in the early stages of exploration and have yet to drill on our Gambian, and Ghanaian blocks, we expect to continue to incur significant expenses relating to our identification of drilling prospects and investment costs relating to exploration activities in the foreseeable future. Additionally, fixed commitments, including salaries and fees for employees and consultants, rent and other contractual commitments may be substantial and are likely to increase as exploration drilling is scheduled and personnel are retained. Drilling projects generally require a significant period of time before they produce resources and generate profits. Our production in the Oyo field may or may not result in net earnings in excess of our losses on other ventures under development or in the start-up phase. We may not achieve or sustain profitability on a quarterly or annual basis, or at all.

The geographic concentration of our properties offshore Nigeria, The Gambia and Ghana subjects us to an increased risk of loss of revenue or curtailment of production from factors specifically affecting offshore Nigeria, The Gambia and Ghana.

Our properties are concentrated in three countries: Nigeria, The Gambia and Ghana, and all of the value of our production and reserves is concentrated in a single oilfield offshore Nigeria. Any failure to sustain production, production problems or reduction in reserve estimates related to the Oyo field would adversely impact our business.  In addition, some or all of these properties could be affected should such regions experience:

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

Our failure to effectively execute our exploration and development projects could result in significant delays and/or cost over-runs, including the delay of any future production, which could negatively impact our operating results, liquidity and financial position.

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

This level of development activity and complexity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. In addition, we have increased dependency on third-party technology and service providers and other supply chain participants for these complex projects. We may not be able to fully execute these projects due to:

•	our inability to obtain sufficient and timely financing;

•	our inability to attract and/or retain a sufficient quantity of personnel with the skills required to bring these complex projects to production on schedule and on budget;

•	significant delays in the delivery of essential items or performance of services, cost overruns, supplier insolvency, or other critical supply failure could adversely affect project development;

•	lack of partner or government approval for projects;

•	civil disturbances, anti-development activities, legal challenges or other interruptions which could prevent access; and

•	drilling hazards or accidents or natural disasters.

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

Under the terms of our various petroleum agreements and leases, we are required to drill wells, declare any discoveries, conduct certain development activities and make certain payments in order to retain exploration and production rights, and our failure to do so may result in substantial license renewal costs or penalties or loss of our interests in the undeveloped parts of our license areas.

In order to protect our exploration and production rights in our license areas, we must meet various drilling, declaration and payment requirements. In general, unless we make and declare discoveries within certain time periods specified in our various petroleum agreements and leases, our interests in the undeveloped parts of our license areas may lapse and we may be subject to significant penalties or be required to make additional payments in order to maintain such licenses. We may not receive an extension of the relevant exploration periods for any of our prospects and the terms of the extensions may be on unfavorable terms. Additionally, these agreements require us to make certain payments, including royalty payments, training fee payments and other payments, to our counterparties. A failure to make such payments, even if subject to dispute, may result in significant penalties being imposed on us and the possible loss of exploration and production rights under the applicable agreement. Such penalties and losses of rights could have a material adverse effect on our business and results of operations.

Our proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves. Of our total estimated proved reserves at December 31, 2017, 7.1 million Bbls may ultimately be less than currently estimated.

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

Our current operations are subject to, and our future operations will be subject to, climate change and greenhouse gas restrictions.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our products more expensive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations may also increase our compliance costs, such as for monitoring or sequestering emissions.

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

The Company is dependent on others for the storage and transportation of all of its oil and gas which could result in significant operational costs to the Company and depletion of capital and may expose us to financial loss and reputation harm.

The Company does not own any storage or transportation facilities and, therefore, will depend upon third parties to store and transport all of its oil and gas resources when and if produced. The Company will likely be subject to price changes and termination provisions in any contracts it may enter into with these third-party service providers. The Company may not be able to identify such third parties for any particular project. Even if such sources are initially identified, the Company may not be able to identify alternative storage and transportation providers in the event of contract price increases or termination. In the event the Company is unable to find acceptable third-party service providers, it would be required to contract for its own storage facilities and employees to transport the Company’s resources. The Company may not have sufficient capital available to assume these obligations, and its inability to do so could result in the cessation of its business.

Additionally, our oil and gas transportation involve marine, land and pipeline transportation, which are subject to hazards such as capsizing, collision, acts of piracy and damage or loss from severe weather conditions, explosions, oil and gas spills and leakages. These hazards could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations, risk of financial loss and reputation harm. We may not be insured against all of these risks and uninsured losses and liabilities arising from these hazards could reduce the funds available to us for financing, exploration and investment, which may have a material adverse effect on our business, financial condition and results of operations.

Drilling wells is speculative, often involving significant costs that may be greater than our estimates and may not result in any discoveries or additions to our future production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating exploration, appraisal and development wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploration wells bear a much greater risk of financial loss than development wells. In the past, we have experienced unsuccessful drilling efforts. Moreover, the successful drilling of an oil well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well or an entire development project to become uneconomic or only marginally economic. Our initial drilling sites, and any potential additional sites that may be developed, require significant additional exploration and appraisal, regulatory approval and commitments of resources prior to commercial development. We face additional risks due to i) a general lack of infrastructure in areas in which we operate, ii) underdeveloped oil and gas industries in areas in which we operate, and iii) increased transportation expenses due to geographic remoteness. Thus, this may require either a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field and/or for our exploration activities to be profitable. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

We contract with third parties to conduct drilling and related services on our development and exploration prospects for us. Such third parties may not perform the services they provide us on schedule or within budget. The decline in oil and gas prices may have an adverse impact on certain third parties from which we contract drilling, development and related oilfield services, which in turn could affect such companies' ability to perform such services for us and result in delays to our exploration, appraisal and development activities. Furthermore, the drilling equipment, facilities and infrastructure owned and operated by the third parties we contract with are highly complex and subject to malfunction and breakdown. Any malfunctions or breakdowns may be outside our control and may result in delays, which could be substantial. Any delays in our drilling campaign caused by equipment, facility or equipment malfunction or breakdown could materially increase our costs of drilling and cause an adverse effect on our business, financial position and results of operations.

An interruption in the supply of materials, resources or services, including storage and transportation of oil and gas, could limit the Company’s operations and cause unprofitability.

The Company obtains, and will need to obtain in the future, materials, resources and services, including, but not limited to, specialized chemicals, specialty muds, drilling fluids, pipe, drill-string and geological and geophysical mapping and interpretation services to carry out its operations. There may be only a limited number of manufacturers and suppliers of these materials, resources and services. Additionally, these manufacturers and suppliers may experience difficulty in supplying such materials, resources and services to the Company sufficient to meet its needs or may terminate or fail to renew contracts for supplying these materials, resources or services on terms the Company finds acceptable including, without limitation, acceptable pricing terms.

The Company does not presently carry business interruption insurance policies in Africa and will be at risk of incurring business interruption loss due to political unrest, theft, accidents or natural disasters.

The Company does not presently carry any policies of insurance in Africa to help protect itself from interruptions to its business. In the event that the Company were to incur business interruption losses with respect to one or more incidents, this could adversely affect its operations, and it may not have the necessary capital to maintain business operations.

Our business partner, CEHL, is a related party, and our former executive chairman and former CEO is a principal owner and one of the directors of CEHL, which may result in real or perceived conflicts of interest.

Dr. Lawal, the Company’s former Executive Chairman of the Board of Directors and former Chief Executive Officer, who retired from the Company in May 2016, is a director of each of CEHL and Allied, entities constituting the CEHL Group. Further, Dr. Lawal owns 27.7% of CAMAC International Limited, which indirectly owns 100% of CEHL. Allied is a wholly-owned subsidiary of CEHL. The holder of our 2016 Promissory Note is a subsidiary of CAMAC International Limited. As a result, Dr. Lawal may be deemed to have an indirect material interest in any transactions with CEHL including the agreements entered into with CEHL in April 2010, the OMLs transaction, the 2011 Promissory Note, the 2014 Convertible Subordinated Note, the 2015 Convertible Note, each of which promissory notes were subsequently assigned to Oltasho, and the 2016 Promissory Note (see Note 8. - Debt to the Notes to Consolidated Financial Statements for further information regarding the 2011 Promissory Note, the 2014 Convertible Subordinated Note and the 2015 Convertible Note, and the 2016 Promissory Note) and the Transfer Agreement with Allied. These relationships may result in conflicts of interest. Although processes and procedures are in place within the Company to guard against such potential conflicts of interest, we may not be able to prove that these agreements are equivalent to arm’s length transactions. Should our transactions not provide the value equivalent of arm’s length transactions or there is a perception in the market place that conflicts of interest exist, our results of operations may suffer, our stock price may decline in value and we may be subject to costly shareholder litigation.

If CEHL, our former majority shareholder, is unable to retain and hold rights to a production sharing contract, which we have previously been provided the rights to, it could have a material adverse effect on our results of operations and financial condition and the value of our securities.

In November 2013, we entered into a Transfer Agreement with certain parties including CEHL, our former majority shareholder, pursuant to which, among other things, we agreed to acquire Allied’s remaining economic interests in a production sharing contract (the “PSC”) pertaining to the OMLs located offshore Nigeria (which were later assigned from Allied to CEHL). The Transfer Agreement provided that if Allied/CEHL could not assign any of its rights, title or interest in the PSC and/or certain other contracts agreed to be transferred to the Company pursuant to the Transfer Agreement, to the Company, that Allied/CEHL, would retain and hold such right, title and interest for the benefit of the Company. To date, the PSC and various agreements associated therewith, have not been formally assigned to the Company and are held by CEHL for the Company’s benefit. Because the Company has no control over CEHL’s compliance with the terms of such agreements, and/or its ability to retain the rights thereunder, CEHL, and therefore the Company, may lose the rights to such agreements and/or the benefits therefrom. The loss of the rights or benefits of the PSC and related agreements would have a material adverse effect on the Company’s results of operations and financial condition and could cause the value of the Company’s securities to decline in value or become worthless.

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

The Oyo field is subject to the volatility of the Nigerian Government.

The government of Nigeria has historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in Nigeria may be adversely impacted by unanticipated governmental action. The future success of the Company’s Oyo field interest may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, repatriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated. Changes in exchange rates may also adversely affect the Company’s future results of operations and financial condition.  Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows.

The OMLs are located in an area where there are high security risks which could result in harm to the Oyo field operations, our employees and contractors and our interest in the Oyo field and the remainder of the OMLs.

There are risks inherent to oil production in Nigeria. The Oyo field is located approximately 75 kilometers (46 miles) off the Nigerian coast in deep water. Despite undertaking various security measures and being situated 75 kilometers offshore the Nigerian coast, the FPSO vessel currently being used for storing petroleum production in the Oyo field may become subject to terrorist acts and other acts of hostility like piracy. Such actions could adversely impact our overall business, financial condition and operations. Our facilities, employees and contractors are subject to these substantial security risks and our financial condition and results of operations may materially suffer as a result. Terrorist acts and regional hostilities around the world in recent years have led to increases in insurance premium rates and the implementation of special “war risk” premiums for certain areas. Such increases in insurance rates may adversely affect our profitability with respect to the Oyo field asset. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.

Maritime disasters and other operational risks may adversely impact our financial condition and results of operations.

The operation of the FPSO vessel has an inherent risk of maritime disaster, environmental mishaps, cargo and property losses or damage and business interruptions caused by, among others:

•	mechanical failure and dry dock repairs;

•	vessel off-hire periods and labor strikes;

•	human error and adverse weather; and

•	political action, civil conflict, terrorism and piracy on the way to the operation site, in the vessel's home country or operation site or to the vessel's supply.

Any of these circumstances could adversely affect the operation of the FPSO vessel and result in loss of revenues or increased costs and adversely affect our revenues and prospects.

The threat and impact of terrorist attacks, cyber attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, drilling rigs, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber attack or electronic security breach, or an act of war.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

The rate of production from our oil and natural gas properties will decline as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow, are highly dependent on our success in (a) efficiently developing and exploiting our current reserves on properties owned by us or by other persons or entities, and (b) economically finding or acquiring additional oil and natural gas producing properties. In the future, we may have difficulty acquiring new properties. During periods of low oil and/or natural gas prices, it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our production, our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

We may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring oil and natural gas properties, we estimate the reserves, future oil and natural gas prices, operating costs, potential environmental liabilities and other factors relating to the properties. However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties we buy. We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not generally perform inspections on every property, and we may not be able to observe environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with properties we acquire. If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our business, financial condition and results of operations could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

We may incur losses or costs as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property that we have purchased reveals an oil and natural gas lease has been purchased in error from a person who is not the owner of the property, our interest would be worthless. In such an instance, the amount paid for such oil and natural gas lease as well as any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect would be lost. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss which could adversely affect our business, financial condition and results of operations.

The calculated present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the present value of future net cash flows as included in our public filings is the current market value of our estimated proved oil and natural gas reserves. We generally base the estimated discounted future net cash flows from proved reserves on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual cost and timing of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under GAAP is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.

Competition in the oil and natural gas industry is intense, making it difficult for us to acquire properties, market oil and natural gas and secure trained personnel.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition and results of operations.

Our competitors may use superior technology and data resources that we may be unable to afford or that would require a costly investment by us in order to compete with them more effectively.

Our industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies and databases. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, many of our competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we will use or that we may implement in the future may become obsolete, and we may be adversely affected.

SEC rules could limit our ability to book additional proved undeveloped reserves (“PUDs”) in the future.

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill or plan on delaying those wells within the required five-year timeframe.

Risks Related to the Company’s Industry

The decline in oil and natural gas prices may adversely affect our business, financial condition and results of operations.

Oil and gas prices are in the midst of a severe and prolonged downturn although a limited recovery in prices has occurred since late 2016. The significant decline in oil and gas prices since mid-2014 has had, and will continue to have, a significant adverse effect on our business, results of operations, liquidity and the market price of our common stock. The prices received for the Oyo field production will heavily influence our revenue, net income or loss, access to capital and future rate of growth. Oil is a commodity, and its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil has been volatile. The oil market will likely continue to be volatile in the future. The prices received and the levels of production depend on numerous factors beyond our control. These factors include:

•	global economic conditions;

•	changes in global supply of and demand for oil or natural gas;

•	actions of the Organization of Petroleum Exporting Countries (OPEC) with respect to production levels and pricing;

•	price and quantity of imports of foreign oil;

•	local and international political, economic and weather conditions;

•	political and military conflicts in oil producing regions or other geographical areas or acts of terrorism in the U.S. or elsewhere;

•	domestic and international relations, regulations and tax policies;

•	effects from the actions of other oil producing countries;

•	global oil exploration and production levels;

•	global oil inventory levels;

•	the development, exploitation, price and availability of alternative fuels;

•	reduction in energy consumption due to technological advances;

•	speculation by investors in oil and gas; and

•	proximity and capacity of transportation pipelines and facilities.

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

The Company operates solely in the petroleum extraction business; therefore, if it is not successful in finding crude oil and natural gas sources with good prospects for future production, and exploiting such sources, its business will not be profitable and it may be forced to terminate its operations. Exploring and exploiting oil and gas or other sources of energy entails significant risks, which risks can only be partially mitigated by technology and experienced personnel. The Company or any venture it acquires or participates in may not be successful in finding petroleum or other energy sources, or if it is successful in doing so, the Company may not be successful in developing such resources and producing quantities sufficient to permit the Company to conduct profitable operations. The Company’s future success will depend in large part on the success of its drilling programs and creating and maintaining an inventory of projects. Creating and maintaining an inventory of projects depends on many factors, including, among other things, obtaining rights to explore, develop and produce hydrocarbons in promising areas, drilling success, an ability to bring long lead-time, capital intensive projects to completion on budget and schedule and efficient and profitable operation of mature properties. The Company’s inability to successfully identify and exploit crude oil and natural gas sources would have a material adverse effect on its business and results of operations and could result in the cessation of its business operations.

In addition to the numerous operating risks described in more detail in this report and our other filings with the SEC, exploration and exploitation of energy sources involve the risk that no commercially productive oil or gas reservoirs will be discovered or, if discovered, that the cost or timing of drilling, completing and producing wells will not result in profitable operations. The Company’s drilling operations may be curtailed, delayed or abandoned as a result of a variety of factors, including:

•	adverse weather conditions;

•	unexpected drilling conditions;

•	irregularities in formations;

•	pressure irregularities;

•	equipment failures or accidents;

•	inability to comply with governmental requirements;

•	shortages or delays in the availability of drillings rigs;

•	shortages or delays in the availability of other oilfield equipment and services; and

•	shortages or unavailability of qualified labor to complete the drilling programs according to our business plan schedule.

Our offshore production and exploration activities will involve special risks that could adversely affect operations.

Offshore operations are subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt our operations. As a result, we could incur substantial expenses that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in the loss of equipment and properties.

Deepwater exploration and production generally involves greater operational and financial risks than drilling on the continental shelf or onshore. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Such risks are particularly applicable to our deepwater operations in the Oyo field. In addition, there may be production risks of which we are currently unaware. Whether we use existing pipeline infrastructure, participate in the development of new subsea infrastructure or use floating production systems to transport oil from producing wells, if any, these operations may require substantial time for installation, or encounter mechanical difficulties and equipment failures that could result in significant cost overruns and delays. Furthermore, operations in frontier areas generally lack the physical and oilfield service infrastructure present in more mature basins. As a result, a significant amount of time may elapse between a discovery and the marketing of the associated hydrocarbons, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of this infrastructure, oil and gas discoveries we make in the deepwater, if any, may never be economically producible.

In addition, in the event of a well control incident, containment and, potentially, cleanup activities for offshore drilling are costly. The resulting regulatory costs or penalties, and the results of third party lawsuits, as well as associated legal and support expenses, including costs to address negative publicity, could well exceed the actual costs of containment and cleanup. As a result, a well control incident could result in substantial liabilities for us, and have a significant negative impact on our earnings, cash flows, liquidity, financial position, and stock price, the result of which could force us to seek bankruptcy protection.

The energy market in which the Company operates is highly competitive.

Competition in the oil and gas industry is intense, particularly with respect to access to drilling rigs and other services, the acquisition of properties and the hiring and retention of technical personnel. The Company expects competition in the market to remain intense because of the increasing global demand for energy, and that competition will increase significantly as new companies enter the market and current competitors continue to seek new sources of energy and leverage existing sources. Many of the Company’s competitors, including large oil companies, have an established presence in the areas that we do business and have longer operating histories, significantly greater financial, technical, marketing, development, extraction and other resources and greater name recognition than the Company does. As a result, they may be able to respond more quickly to new or emerging technologies, changes in regulations affecting the industry, newly discovered resources and exploration opportunities, as well as to large swings in oil and natural gas prices. In addition, increased competition could result in lower energy prices, reduced margins and loss of market share, any of which could harm the Company’s business. Furthermore, increased competition may harm the Company’s ability to secure ventures on terms favorable to it and may lead to higher costs and reduced profitability, which may seriously harm its business.

Hedging transactions may limit the Company’s potential gains and increase the Company’s potential losses.

To date, the Company has not entered into any hedging transactions but may do so in the future. In the event that the Company chooses not to hedge its exposure to reductions in oil and gas prices, it could be subject to significant reduction in prices which could have a material adverse impact on its results of operations and profitability. Alternatively, the Company may elect to enter into hedging transactions with respect to a portion of its production to achieve more predictable cash flow and to reduce its exposure to price fluctuations. The use of hedging transactions could limit future revenues from price increases and could expose the Company to adverse changes in basis risk, the relationship between the price of the specific oil or gas being hedged and the price of the commodity underlying the futures contracts or other instruments used in the hedging transaction. Hedging transactions also involve the risk that the counterparty does not satisfy its obligations.

The Company may be required to take non-cash asset write-downs.

Under applicable accounting rules, during 2017, 2016 and 2015, the Company recorded an impairment charge of $78.7 million, $0.6 million and $261.2 million, respectively. The 2017 and 2015 write offs were mainly due to the carrying value of the oilfield assets not being recoverable under the then current market conditions. The 2016 write-off is related to the carrying value of its offshore leases in Kenya because the Company no longer intends to renew or extend its leases on these offshore blocks. The Company may record additional impairment charges in future periods if oil and natural gas prices do not recover or if there are substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Accounting standards require the Company to review its long-lived assets for possible impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable over time. In such cases, if the asset’s estimated undiscounted future net cash flows are less than its carrying amount, impairment exists. Any impairment write-down, which would equal the excess of the carrying amount of the assets being written down over their estimated fair value, would have a negative impact on the Company’s earnings, which could be material.

Cyber incidents may adversely impact our operations.

We have become increasingly dependent upon digital technologies to operate our exploration, development and production business. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information and communicate with our employees and third-party partners. Unauthorized access to our non-public seismic data, reserves information or other proprietary information could lead to a decrease in our competitiveness, data corruption, communication interruption or other operational disruptions in our exploration or production operations. Also, nearly all of the oil and gas distribution systems in the world are dependent on digital technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure or the systems or infrastructure of third parties could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery of oil or natural gas, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. We have not suffered any material losses relating to such attacks to date; however, we may suffer material losses in the future. Although historically we have not incurred material expenditures for protective measures related to potential cyber-attacks, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities we have to cyber-attacks.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the global economic climate continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

Risks Related to International Operations

The Company’s international operations subject it to certain risks inherent in conducting business in Sub-Saharan Africa, including political instability and foreign government regulation, which could significantly impact the Company’s ability to operate in such countries and materially impact the Company’s results of operations.

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

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies in energy producing businesses and the facilities used by these businesses, which could adversely affect the Company’s ownership interests in its then existing ventures. The Company’s ownership structure may not be adequate to accomplish the Company’s business objectives in Nigeria or in any other foreign jurisdiction where the Company may operate. Foreign governments also may impose additional taxes and/or royalties on the Company’s business, which would adversely affect the Company’s profitability and value of its foreign assets, including its interests in the OMLs. In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions exist that may threaten the safety of employees and the Company’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and the Company or other governments may adversely affect its operations. These developments may, at times, significantly affect the Company’s results of operations and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

The future success of the Company’s operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, nationalization or other expropriation of private enterprises, repatriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-

export, excise and income taxes and United States taxes on foreign subsidiaries), restrictions on currency conversion, devaluations of currency, restrictions or prohibitions on dividend payments to stockholders or changes in government policies, laws or regulations. For example, the Nigerian government has implemented certain control measures with regards to the quarterly exportation and sale of crude oil products from Nigeria. Accordingly, petroleum producers are required to obtain export permits quarterly for crude oil liftings. During the period from May to September 2015, the Company produced approximately 1.5 million Bbls of crude oil but only sold approximately 0.6 million Bbls due to unexpected delays in the issuance of export permits for the quarter ending September 30, 2015. Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows and result in the loss of all or substantially all of the Company’s assets or in a total loss of your investment in the Company.

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

Risks Related to the Company’s Stock

Dr. Lawal is our controlling stockholder, and he may take actions that conflict with the interests of other stockholders.

The Company has been advised that on July 5, 2017, Oltasho and Latmol entered into a Voting Agreement with Dr. Lawal, the Company’s former Executive Chairman of the Board of Directors and former Chief Executive Officer, who retired from the Company in May 2016 (the “Voting Agreement”). Pursuant to the Voting Agreement, Oltasho and Latmol provided complete authority to Dr. Lawal to vote the 117,624,760 shares held by such entities (and any other securities of the Company obtained by Oltasho and/or Latmol in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 117,624,760 shares represent 54.7%of the Company’s outstanding common stock as of December 31, 2017. The Voting Agreement has a term of approximately 10 years, through July 31, 2027, but can be terminated at any time with the mutual consent of the parties. In connection with their entry into the Voting Agreement, Oltasho and Latmol each provided Dr. Lawal an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Oltasho and Latmol agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions

Due to the Voting Agreement, Dr. Lawal controls the power to elect our directors, to appoint members of management (through control of the board) and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our Certificate of Incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets, subject to certain restrictive covenants. The interests of Dr. Lawal as our controlling stockholder could conflict with your interests as a holder of Company common stock. For example, Dr. Lawal as our controlling stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in his judgment, could enhance his equity investment even though such transactions might involve risks to you, as minority holders of the Company.

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

In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of energy-related companies in particular, have historically been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock regardless of the Company’s results of operations.

The limited market for the Company’s common stock may adversely affect trading prices or the ability of a shareholder to sell the Company’s shares in the public market at or near asking prices or at all if a shareholder needs to liquidate its shares.

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

There is a limited trading market for our common stock on the JSE. An active trading market may not successfully develop on the JSE, or if it does, it may not be sustained. In addition, our listing on the JSE may have a negative effect on our trading market on the NYSE American. In 2014, we issued an aggregate of 62.8 million shares of our common stock to the Public Investment Corporation (SOC) Limited (“PIC”) of South Africa in a private placement. If PIC chooses to sell those shares on the JSE, sales of a large number of shares could have a negative effect on the market price of our shares on the JSE, which could have a negative effect on the market price of our shares on the NYSE American.

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

The conversion of some or all of the 2014 Convertible Subordinated Note or the 2015 Convertible Note, in the event of a default thereunder, may dilute the ownership interests of existing stockholders. The 2014 Convertible Subordinated Note is convertible into 14.0 million shares of our common stock, which represents approximately 6.51% of our currently outstanding shares. The 2014 Convertible Subordinated Note is subject to anti-dilution adjustment provisions, including provisions that make it convertible into the same percentage of our outstanding shares if we issue shares of common stock or any convertible security at a price per share less than the conversion price. The 2015 Convertible Note is convertible into shares of the Company’s common stock upon the occurrence and continuation of an event of default thereunder, at the sole option of the holder. The number of shares issuable upon conversion is equal to the sum of the principal amount and the accrued and unpaid interest divided by the conversion price, defined as the volume weighted average of the closing sales prices on the NYSE American for a share of common stock for the five complete trading days immediately preceding the conversion date. Any sales in the public market of the shares of our common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 2014 Convertible Subordinated Note or the 2015 Convertible Note into shares of our common stock could depress the price of our common stock.

The Company’s issuance of preferred stock could adversely affect the value of the Company’s common stock.

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 50.0 million shares of preferred stock, which shares constitute what is commonly referred to as “blank check” preferred stock. This preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, (subject where applicable to the rules of the NYSE American, which generally prohibit the issuance of securities convertible into more than 20% of an issuer’s common stock without shareholder approval), as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors, stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price; and (vi) voting rights. The designation of such shares could be dilutive of the interest of the holders of our common stock. The ability to issue such preferred stock could also give the Company’s Board of Directors the ability to hinder or discourage any attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock.

We do not presently intend to pay any cash dividends on our common stock or to repurchase any shares of our common stock. Any payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price paid by you.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, subject to the requirements of the NYSE American (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

EXECUTIVE OFFICES AND INTERNATIONAL FACILITIES

We have four leased office facilities located in Houston, Texas (the “Houston Facility”), Lagos, Nigeria (the “Lagos Facility”), Nairobi, Kenya (the “Kenya Facility”), and Accra, Ghana (the "Ghana Facility").

Our corporate headquarters is located at our Houston Facility at 1330 Post Oak Boulevard, Houston, Texas, 77056. The Houston Facility covers approximately 13,200 square feet of office space and is under a lease which commenced on July 1, 2012, and ends on October 31, 2019. Current base rental expense is approximately $29,000 per month plus an allocated share of operating expenses.

The Nigeria Facility covers approximately 7,500 square feet of office space and is under short-term arrangements with a related party. Current base rental expense is approximately $9,500 a month.

The Kenya Facility covers approximately 3,300 square feet of office space and is under lease which commenced on July 1, 2016, and ends July 31, 2021. Current base rental expense is approximately $4,800 per month, plus service charges.

We previously leased a facility in Banjul, The Gambia, which covered approximately 2,700 square feet of office space under a short-term lease arrangement, which commenced on January 1, 2016, and ended October 2017.

The Ghana Facility covers approximately 1,722 square feet of office space under a lease which commenced on May 1, 2015, and ends on April 30, 2019. Current base rental expense is approximately $6,300 per month.

We previously leased a facility in Johannesburg, South Africa, which covered approximately 3,300 square feet of office space under a lease which commenced on February 1, 2015, and ended on June 27, 2017.

We do not foresee significant difficulty in renewing or replacing the remaining leases under current market conditions, or in adding additional space when required.

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

Kenya

In May 2012, the Company entered into the Kenya PSCs. During the Initial Exploration Period, the Company's exploration rights over blocks L1B and L16 covered an area of 3.1 million acres and 0.9 million acres, respectively. After successfully completing its required work commitments, the Company entered the First Additional Exploration Period for blocks L1B and L16. In accordance with certain provisions of the Kenya PSCs, the Company relinquished 25% of its original acreage on block L1B; however, the Company was allowed to retain the totality of its original acreage on block L16. As a result, the Company had 2.3 million acres for block L1B and 0.9 million acres for block L16, respectively. Exploration rights over approximately 2.6 million acres were awarded for each of the offshore blocks L27 and L28, which the Company opted not to renew or extend as it expired in February 2017. The Company also opted not to renew or extend its exploration rights over its onshore blocks L1B and L16, which expired in July 2017.

Gambia

In May 2012, the Company signed the Gambia Licenses. The Gambia Licenses awarded to the Company cover exploration rights over approximately 0.3 million acres each for blocks A2 and A5. The Company became the operator for both blocks at that time, with the GNPCo having the right to elect to participate up to a 15% interest, following approval of a development and production plan. The Company is responsible for all expenditures prior to such approval even if the GNPCo elects to participate.

In June 2017, FAR became the operator of both blocks upon the approval by the Gambian government of a sale agreement (the "Sale Agreement"), whereby FAR agreed to acquire an 80% interest and operatorship of the Company’s offshore A2 and A5 blocks in The Gambia. The Company will retain a 20% working interest in both blocks.

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

RESERVES

The information included in this Annual Report on Form 10-K about our rights to our proved reserves as of December 31, 2017, represents evaluations prepared by DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering and geoscience advisory firm. D&M has prepared evaluations on 100 percent of our rights to our proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties as of December 31, 2017. The scope and results of D&M’s procedures are summarized in a letter that is included as an exhibit to this Annual Report on Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, please refer to the Supplemental Data on Oil and Gas Exploration and Producing Activities (Unaudited) within Item 8 of this report. The totality of our proved reserves are located offshore Nigeria in the OMLs.

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

The Report was prepared under the responsible supervision of Mr. Lloyd W. Cade. Mr. Cade is a Senior Vice President with DeGolyer and MacNaughton, Manager of the firm’s Europe Africa Division, a registered Professional Engineer in the State of Texas, number 74615. He has over 35 years of oil and gas industry experience with over 32 years at DeGolyer and MacNaughton performing reserves evaluations.

We have on staff reservoir engineers with extensive industry experience, who meet professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

Our engineering staff with the primary responsibility to coordinate and review third-party reserves reports provided by D&M are Mr. Okwudiri Uzoh and Ms. Toyin Badru. Mr. Uzoh, our Technical Vice-President, has over 25 years of experience in the oil and gas industry mainly in reservoir engineering and engineering management. He holds a Master’s degree in Petroleum Engineering from University of Houston. Mr. Uzoh is also a registered professional engineer of Alberta, License no. 113154 and a member of the Society of Petroleum Engineers. Ms. Toyin Badru, our Senior Reservoir Engineer, has over 12 years of experience in the oil and gas industry and holds a Bachelor's degree in Petroleum engineering from the University of Ibadan, Nigeria and an MS in Petroleum engineering from Stanford University, California. She has worked in reservoir simulation consulting groups as well as multi-disciplinary asset teams in both Nigeria and the United states. She is a member of the Society of Petroleum Engineers.

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

Summary of Crude Oil Reserves

Set forth below is a summary of our net oil proved reserves as of December 31, 2017, 2016, and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Proved developed reserves (in MBbls)	—	3,256	7,594
Proved undeveloped reserves (in MBbls) (1)	7,107	5,994	4,390
Total proved reserves (in MBbls) (1)	7,107	9,250	11,984

Standardized measure of proved reserves (in thousands)	$41,043	$43,585	$161,967
(1) Total proved volume of 7,107 MBbls as of December 31, 2017 include proved developed volumes of 3,210 MBbls from our existing Oyo-7 and Oyo-8 producer wells.

The Company annually reviews all proved undeveloped reserves (“PUDs”) to ensure an appropriate development plan exists. The Company’s PUDs are generally expected to be converted to proved developed reserves within five years of the date they are first classified as PUDs.

Of the 7.1 million barrels in proved reserves, 3.9 million barrels as of December 31, 2017 represent the estimated recoverable volumes associated with the Company’s Oyo-9 well which is expected to be completed in 2018. The 2.1 million barrel reduction in PUDs in 2017 as compared to 2016 is due to the higher operating costs applied for this evaluation. The 1.6 million barrels increase in PUDs in 2016 as compared to 2015 is due to the further optimization to the well Oyo-9 plan carried out as part of the front-end planning process.

The standardized measure of discounted net future cash flows is the present value of estimated future net cash inflows from proved oil reserves, less future development and production costs and future income tax expenses, discounted at 10% per annum to reflect timing of future net cash flows. As of December 31, 2017, the standardized measure of our proved reserves was approximately $41.0 million, as compared to $43.6 million and $162.0 million as of December 31, 2016 and 2015, respectively. The decrease in the standardized measure of our proved reserves in 2017 as compared to 2016 is due mainly from depletion and field performance adjustments. The decrease in the standardized measure of our proved reserves in 2016 as compared to 2015 is primarily due to the lower commodity prices in 2016 and the reduction in proved reserves from depletion and field performance adjustments. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company’s properties.

SEC reporting rules require companies to prepare reserve estimates using reserve definitions and pricing based on 12-month historical un-weighted first-day-of-the-month average prices, rather than year-end or forward strip prices. Our estimated net proved reserves and standardized measure were determined using index prices for oil and were held constant throughout the life of the assets. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2017, 2016, and 2015, were $54.19, $42.21, and $53.51 per barrel of crude oil, respectively, including price differentials.

VOLUMES, PRICES, AND PRODUCTION COSTS

Production and sales volumes net to the Company, as well as sales prices and production costs for the years 2017, 2016, and 2015 are shown below. The totality of the production and sales volumes for each period presented were originated from the Oyo field offshore Nigeria.

	Years Ended December 31,
	2017	2016	2015 (1)
Aggregate production volumes (MBbls)	1,725	1,754	1,564
Average daily production (BOPD)	4,900	4,800	6,400
Sales volumes (MBbls)	1,845	1,712	1,449
Average sales prices ($ / Bbls)	$54.84	$45.45	$47.24
Average production cost per barrel ($ / Bbls)	$41.29	$48.21	$54.72

(1)	In 2015, average daily production and average production cost per barrel were computed over a period of eight months because production commenced in May 2015.

DRILLING ACTIVITY

In March 2015, the Company finished completion operations for well Oyo-8, and successfully hooked it up to the FPSO. Production commenced in May 2015.

In October 2017, the Company completed the drilling phase of the Oyo-9 well. Both the engineering and manufacturing of the subsea equipment are at various stages of completion. However, the Company temporarily suspended the completion and hookup of the development program.

In October 2017, the Company obtained a funding commitment to drill our potential high-impact exploration well ("Oyo-NW"), in the Miocene formation of the OMLs. In January, 2018, the Company completed the drilling of the Oyo-NW well and, based on preliminary evaluation; it has discovered hydrocarbons in the Miocene Formation. Preliminary evaluation of the well data shows that the two main sand units, the Miocene U7.0 and U8.0, with a gross thickness of approximately 115.2 feet are hydrocarbon-bearing. Work has commenced to estimate the discovered volumes and to determine the relevant appraisal and development program.

ACREAGE AND PRODUCTIVE WELLS

The table below sets forth the acreage under lease and the number of productive oil wells for the Company as of the date of this report. Productive oil wells consist of producing wells and wells capable of producing in commercial quantities, including wells awaiting connection to production facilities.

	Developed Acres		Undeveloped Acres		Productive oil wells
(In thousands)	Gross	Net	Gross	Net	Gross	Net
Nigeria	10	10	429	429	3	3
The Gambia	—	—	659	132	—	—
Ghana	—	—	373	112	—	—
Total	10	10	1,461	673	3	3

In Nigeria, the Company finished completion operations for well Oyo-8 in March 2015, successfully tied it into the FPSO, and commenced production in May 2015. In April 2015, the Company initiated horizontal completion activities for well Oyo-7 and commenced production in June 2015.

In October 2017, the Company successfully completed the drilling phase of the Oyo-9 well. The Oyo-9 well will be tied in to the field’s current production facility.

Remaining lease terms

Nigeria

The current lease for the Nigeria acreage expires in February 2021.

Kenya blocks L1B and L16

Total acreage for the Kenya blocks L1B and L16 is approximately 3.1 million, net to the Company. Having satisfied all material contractual obligations under the initial exploration period, the Company received approval from the Kenya Ministry of Energy and Petroleum to enter into the First Additional Exploration Period for both blocks. The First Additional Exploration Period for both blocks will last two contract years, through July 2017, and the Company did not renew or extend its leases on these offshore blocks.

Kenya blocks L27 and L28

Total acreage for the Kenya blocks L27 and L28 is approximately 5.1 million, net to the Company. The initial exploration period for both blocks ended in August 2015. The Company received approval from the Kenya Ministry of Energy and Petroleum for an 18-month extension of the Initial Exploration Period for blocks L27 and L28, which lasted through February 2017. The Company did not renew or extend its leases on these offshore blocks.

The Gambia

In accordance with the Gambia Licenses Amendment entered into with The Republic of The Gambia in May 2015, the term of the initial exploration period for both blocks A2 and A5 was extended by two years through December 2018. In March 2017, the Company entered into a Sale Agreement with FAR Ltd., whereby FAR acquired an 80% interest and operatorship of the Company's offshore A2 and A5 blocks, with the Company retaining a 20% working interest in both blocks.

Ghana

Although the Ghana Petroleum Agreement was signed in April 2014, it only became effective in January 2015 following the signing of a Joint Operating Agreement among the joint venture partners. In October 2015, the Company completed its economic and commercial evaluation of the three previously discovered fields. The Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions, and have presented this conclusion to the relevant government entities. The Ghanaian government is currently reviewing the requests for adjustment of the fiscal terms, and has granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018. The Company is working with the Ghanaian Government and its partners to progress the development activities in its ESWT block, offshore Ghana. The Company plans to acquire 3D seismic data in connection with the block during the second quarter of 2018. The Company has submitted an application to the Ghanaian government for an additional extension of the initial exploration period beyond the current date of July 2018.

DELIVERY COMMITMENTS

As of December 31, 2017, we had no delivery commitments.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2017, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have an adverse material effect on its consolidated financial position or results of operations. The disclosures included in Part IV, Item 15. Exhibits, Financial Statements and Schedules, under Note 10. Commitments and Contingencies, address the matters required by this item and are incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is currently listed on the NYSE American under the symbol “ERN”. It commenced listing on the NYSE American in November 2009 under the symbol “PAP”. In addition to our listing on the NYSE American, since February 2014, our common stock has been listed on the Johannesburg Stock Exchange (“JSE”).

The following table sets forth the range of the high and low sales prices per share of our common stock for the periods indicated on the NYSE American, the principal market for the trading of our common stock, under the symbol “ERN”:

Period	High	Low
2017
First quarter	$3.95	$2.20
Second quarter	$2.45	$1.35
Third quarter	$3.95	$1.25
Fourth quarter	$3.10	$2.40
2016
First quarter	$2.90	$1.62
Second quarter	$2.78	$1.51
Third quarter	$2.84	$2.07
Fourth quarter	$3.15	$2.00

Capital Structure

Common Stock

The Company is authorized to issue up to 416.7 million shares of $0.001 par value common stock. As of December 31, 2017, there were approximately 215.1 million such shares outstanding.

Preferred Stock

The Company is authorized to issue up to 50.0 million shares of $0.001 par value preferred stock and to designate the dividend rate, voting and other rights, restrictions and preferences for each series of preferred stock. No preferred stock was issued and outstanding as of December 31, 2017.

Common Stock Warrants and Options

As of March 1, 2018, the Company had warrants outstanding to purchase an aggregate of 10.3 million shares of common stock at prices per share ranging from $2.00 to $7.85.

As of March 1, 2018, an aggregate of approximately 0.6 million shares of common stock were issuable upon exercise of outstanding stock options at prices per share ranging from $1.74 to $3.83.
Holders of Common Stock

As of March 1, 2018, there were approximately 66 holders of record of our common stock. In many instances, a broker or other entity holds shares in street name for one or more customers who beneficially own the shares.

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

The following table sets forth information with respect to the equity compensation plans available to our directors, officers, and employees at December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available For Future Issuance Under 2009 Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,758,244	(1)	$2.34	8,585,897
Warrants approved by security holders	10,256,146	(2)	$2.99
	12,014,390			8,585,897

(1)	Includes the 2009 Equity Incentive Plan.

(2)
Remaining warrants exercisable for shares of common stock issued in 2014, 2015 and 2017, to service providers, to the holder of the Company's 2015 Convertible Note and to the holder of the Company's 2017 James Street Capital Note, respectively, which issuances were approved by the stockholders of the Company.

The above outstanding common stock warrants and options reflect the effect of the Company’s payment of the February 2014 stock dividend and the April 2015 reverse stock split.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common shares with the cumulative total return of the S&P 500 Index and the SPDR Oil and Gas Exploration and Production Index. The selected indices are accessible to our stockholders in newspapers, the internet and other readily available sources. This graph assumes a $100 investment in Erin Energy Corporation, the S&P 500 and the Energy Select Sector SPDR at the close of trading on December 31, 2012, and assumes the reinvestment of all dividends, if any.

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

In March 2015, the Company entered into a borrowing facility with Allied pursuant to the 2015 Convertible Note, allowing the Company to borrow up to $50.0 million for general corporate purposes. As of December 31, 2017, the Company has drawn $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share. For further information, see Note 8. - Debt to the Notes to Consolidated Financial Statements.

In August 2017, the Company entered into a consulting agreement (the “Agreement”) with Somerley Capital Limited (“Somerley”), pursuant to which Somerley has agreed to represent the Company to perform certain financial advisory services. Somerley agreed to communicate with prospective investors with respect to the Company’s current and proposed activities, and to consult with the Company’s management concerning such activities. As partial consideration under the Agreement, in September 2017, the Company issued 33,333 shares of the Company’s restricted common stock to Somerley.

In September 2017, the Company entered into the September 2017 Settlement Agreement (defined and described below under “Note 10 - Commitments and Contingencies - Contingencies - Legal Contingencies and Proceedings, from the notes to the consolidated financial statements set forth under “Part IV, Item 15 - Exhibits, Financial Statements and Schedules”) with a vendor. As part of the September 2017 Settlement Agreement, the Company issued 1,282,355 shares of the Company's restricted common stock valued at $3.5 million.

On October 27, 2017 the Company, through its wholly-owned subsidiary, EPNL, entered into a loan agreement, (the "2017 Loan Agreement"), with James Street Capital Partners Limited, ("JSC") as the lender, allowing the Company to borrow up to $20.0 million to be used for capital expenditures in relation to the drilling of an exploration well in the Miocene formation of the OMLs. This loan matures on December 31, 2020, and accrues interest at three month Libor plus 5% per annum. In consideration for this undertaking, the Company issued a stock purchase warrant to JSC to purchase up to 7,272,727 shares of the Company's common stock at $2.75 per share. The warrants include a repurchase right such that upon repayment in full of the amounts borrowed under the 2017 Loan Agreement the Company may repurchase the warrants at their fair market value (as defined in the warrant agreement). The warrants expire on December 31, 2019 and include cashless exercise rights in the event the shares of common stock issuable upon exercise thereof are not registered under the Securities Act of 1933, as amended. If exercised in full an aggregate of 7,272,727 shares of common stock would be due to JSC.

We claim an exemption from registration for the issuances and sales of the securities described above pursuant to Section 4(a)(2), Rule 506 of Regulation D of the Securities Act and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non-U.S. persons, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

The following table sets forth monthly information with respect to repurchases of our common stock during the quarter ended December 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plan or Program
December 1 - December 31, 2017	3,362	$2.65	—	—
Total	3,362	$2.65

(1)	All shares repurchased were surrendered by employees to settle tax withholding upon the vesting of restricted stock awards.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per share information)	2017	2016	2015	2014	2013
Statement of Income Data
Revenues	$101,173	$77,815	$68,429	$53,844	$63,736
Net loss attributable to Erin Energy Corporation	$(151,892)	$(142,401)	$(430,937)	$(96,062)	$(43,525)
Net loss per common share attributable to Erin Energy Corporation
Basic	$(0.71)	$(0.67)	$(2.04)	$(0.49)	$(0.30)
Diluted	$(0.71)	$(0.67)	$(2.04)	$(0.49)	$(0.30)
Cash Flow Data
Net cash (used in) provided by operating activities	$26,057	$6,355	$2,145	$(33,547)	$(36,625)
	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data
Property plant and equipment, net	$199,761	$266,429	$370,065	$596,329	$435,787
Total assets	$251,128	$289,201	$395,159	$638,443	$454,224
Long-term liabilities	$215,588	$226,718	$140,615	$168,097	$8,189

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

The Company’s operating subsidiaries include EPNL, Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited. The Company also conducts certain business transactions with related parties. See Note 9. — Related Party Transactions to the Notes to Consolidated Financial Statements for further information.

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

In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. In early July 2016, well Oyo-7 was shut-in as a result of an emergency shut-in of the Oyo field production. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2018, subject to fund availability.

During the three months ended December 31, 2017, the average daily production was approximately 4,600 BOPD (approximately 4,000 BOPD net to the Company).

In early August 2017, the Pacific Bora drilling rig arrived on the Oyo field and immediately commenced drilling of the Oyo-9 well. In October 2017, the Company successfully completed the drilling phase of the Oyo-9 well. The well results indicate presence of the target channel system and 85.3 feet of net oil sand. The results are in line with predictions and confirm field extension to the western part of the field. Both the engineering and manufacturing of the subsea equipment are at various stages of completion. However, due to chronic delays in the release of the remaining funds and improper interference by the guarantor of the MCB Finance Facility, the Company temporarily suspended the completion and hookup of the development program. On several occasions, the Company has demanded the guarantor cease and desist from interfering in the disbursement of funds for the project. Consequently, the Pacific Bora drilling rig and all drilling services have been demobilized. The Oyo-9 well will be tied in to the field’s current production facility, and is expected to add an additional 6,000 to 7,000 barrels of oil per day from the field. On January 26, 2018, the Company and its subsidiary, EPNL, filed a complaint against Public Investment Corporation SOC Ltd., (PIC), with the Supreme Court of New York, County of New York, Commercial Division in regards to this matter.

In October 2017, the Company obtained a funding commitment to drill our potential high-impact exploration well ("Oyo-NW"), in the Miocene formation of the OMLs. The Company has completed the drilling of the Oyo-NW well. Based on the preliminary evaluation we have discovered hydrocarbons in the Miocene Formation. Preliminary evaluation of the well data shows that the two main sand units, the Miocene U7.0 and U8.0, with a gross thickness of approximately 115.2 feet are hydrocarbon-bearing. Work has commenced to estimate the discovered volumes and to determine the relevant appraisal and development program.

Kenya

Blocks L1B and L16

The initial exploration period for onshore blocks L1B and L16 ended in June 2015. Having satisfied all material contractual obligations under the initial exploration period, the Company received approval from the Kenya Ministry of Energy and Petroleum to enter into the First Additional Exploration Period for both blocks. The First Additional Exploration Period for both blocks lasted two contract years, through July 2017. In accordance with certain provisions of the Kenya PSCs for onshore blocks L1B and L16, the Company relinquished 25% of its original acreage on block L1B; however, the Company was allowed to retain the totality of its original acreage in block L16. Further, in accordance with the Kenya PSCs, during the First Additional Exploration Period which ended July 2017 for both onshore blocks, the Company was obligated, for each block, to (i) acquire, process and interpret high density 300 square kilometer 3-D seismic data at a minimum expenditure of $12.0 million, and (ii) drill one exploration well to a minimum depth of 3,000 meters at a minimum expenditure of $20.0 million.

In June 2017, the Company wrote off the costs related to onshore blocks L1B and L16 that had been capitalized to that date. The Company did not renew or extend its leases on these offshore blocks.

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

In December 2016, the Company wrote off the costs related to offshore blocks L27 and L28 that had been capitalized to that date as the Company did not renew or extend its leases on these offshore blocks.

The Gambia

In May 2015, the term of the initial exploration period for both blocks A2 and A5 was extended by two years through December 2018 as provided for under the Gambia Licenses Amendment entered into with The Republic of the Gambia. As of December 31, 2017, the remaining contractual obligations, as amended pursuant to The Gambia Licenses Amendment under the Gambia Licenses for both blocks, is for the Company to (i) complete the interpretation of approximately 1,500 square kilometers of 3-D seismic data that was acquired in September 2015 and (ii) drill one exploration well on either block A2 or A5 and evaluate the drilling results. As consideration for the Gambia Licenses Amendment, the Company agreed to (i) pay a $1.0 million extension fee, (ii) provide a full well guarantee on either block at such time that the Company enters into a farm-in agreement with a partner, and (iii) pay the annual contractual Training and Resources Expenses into a Government of Gambia bank account in The Gambia.

In March 2017, the Company entered into a Sale Agreement with FAR Ltd. (FAR), an Australian Securities Exchange listed oil and gas company, whereby FAR acquired an 80% interest and operatorship of the Company's offshore A2 and A5 blocks, with the Company retaining a 20% working interest in both blocks. Under the terms of the Sale Agreement, which was approved by the Government of the Republic of The Gambia in June 2017, upon closing of the transaction, FAR paid the Company the purchase price of $5.2 million (the remaining $3.6 million was received on July 3, 2017) and will carry $8.0 million of the Company’s share of costs in a planned exploration well to be drilled in late 2018. In addition, if the Company’s share of the exploration well is less than $8.0 million, the balance is to be paid in cash to the Company. Any amount in excess of the $8.0 million representing the Company’s share of the exploration well will be borne by the Company.

The Company and FAR are currently working together to progress our plans to drill the Samo-1 prospect in late 2018.

Ghana

In January 2015, the Petroleum Agreement entered into with the Republic of Ghana relating to the ESWT block offshore Ghana became effective, following the signing of a Joint Operating Agreement between the Contracting Parties. In October 2015, at the completion of the initial technical and commercial evaluation of the Fields, the Contracting Parties concluded that certain fiscal terms in the Petroleum Agreement had to be adjusted in order to achieve commerciality of the Fields under current economic conditions. The Contracting Parties presented this conclusion to the relevant government entities. The Ghanaian Government reviewed the requests for adjustment of the fiscal terms, and granted the Company an extension of the Initial Exploration Period for eighteen months until the end of July 2018. The Company has submitted an application to the Ghanaian government for an additional extension of the Initial Exploration Period beyond the current date of July 2018.

Following the recent decision of the Special Chamber of the International Tribunal of the Law of the Sea (ITLOS) in Hamburg, Germany, concerning the maritime boundary dispute between Ghana and Côte d’Ivoire, the Company is working with the Ghanaian Government and its partners to progress the development activities in its ESWT block, offshore Ghana. The 3D seismic data, which is planned to be acquired during the second half of 2018, will be used to improve subsurface definition and optimization of drilling targets.

RESULTS OF OPERATIONS

Oil Revenues

Revenue is recognized when an oil lifting occurs. Crude oil revenues for 2017 were $101.2 million, as compared to $77.8 million and $68.4 million for 2016 and 2015, respectively. In 2017, the Company sold approximately 1,845,000 net barrels of oil at an average price of $54.84/Bbl. In 2016, the Company sold approximately 1,712,000 net barrels of oil at an average price of $45.45/Bbl. In 2015, the Company sold approximately 1,449,000 net barrels of oil at an average price of $47.24/Bbl. The revenue increase in 2017 as compared to 2016 was primarily due to the increase in oil commodity prices.

During 2017, 2016 and 2015, the net daily production from the Oyo field, over the days when production occurred, was approximately 4,900 BOPD, 4,800 BOPD and 6,400 BOPD, respectively. During 2017, the Oyo-8 well was the only well that produced. In early July 2016, well Oyo-7 was shut-in as a result of an emergency shut-in of the Oyo field production. In early May 2016, with the help of a light intervention vessel, the Company successfully completed well repair operations to resolve the mechanical problem related to well Oyo-8 and successfully resumed production from the well. During 2015, production for both Oyo-8 and Oyo-7 were for only part of the year.

Operating Costs and Expenses

Production Costs

Production costs were $80.9 million for 2017, as compared to $94.6 million in 2016 and $90.1 million in 2015. Production costs include costs directly related to the production of hydrocarbons. The $13.7 million decrease in production costs in 2017 as compared to 2016 was primarily due to settlements with vendors during 2017, reduction in the number of liftings during the 2017 as compared to 2016, and a $1.3 million reduction in logistics base costs.

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

Workover Expenses

During 2017, the Company recovered $0.7 million of workover expenses, as compared to expenditures of $7.9 million for the year 2016 and $1.0 million for the year 2015. The decrease in workover expenses in 2017 as compared to 2016 and the increase in 2016 as compared to 2015 are due to the light intervention of well Oyo-8 during 2016. During 2015, the Company spent $1.0 million to repair a control module associated with its well Oyo-4 that is currently operating as a gas injection well.

Exploration Expenses

Exploration expenses were $4.6 million for 2017, as compared to $39.3 million for 2016 and $16.4 million in 2015. Exploration expenses consist of drilling costs for unsuccessful wells, and costs for acquiring and processing seismic data, as well as other geological and geophysical costs as required.

The $4.6 million exploration expenditures in 2017 include $0.8 million spent in Kenya, $1.0 million spent in The Gambia, $2.0 million spent in Ghana, and $0.8 million spent in Nigeria.

The $39.3 million exploration expenditures in 2016 include $1.8 million spent in Kenya, $1.5 million spent in The Gambia, $1.5 million spent in Ghana, and $1.4 million spent in Nigeria, as well as a $33.0 million write-off of the Company's suspended exploratory well costs related to the Miocene and Pliocene exploration drilling that were drilled during prior years but were waiting for further evaluation by the company.

The $16.4 million exploration expenditures in 2015 include $7.7 million in Kenya primarily for 2-D seismic acquisition and processing, $5.1 million spent in The Gambia primarily for 3-D seismic acquisition, $1.8 million spent in Ghana for exploration activities, and $1.8 million spent in Nigeria for certain additional exploration studies.

Depreciation, Depletion, and Amortization (“DD&A”)

DD&A expenses for 2017 were $55.3 million as compared to $58.1 million in 2016. DD&A expenses decreased in 2017 compared to that in 2016 mainly due to the lower depletion rates in 2017 as compared to that during the same period in 2016. The decrease in the average depletion rate was mainly due to the impairment of oil and gas properties recorded in June 2017 which reduced the overall depletion base for the second half of 2017.

DD&A expenses for 2016 were $58.1 million as compared to $97.2 million in 2015. DD&A expenses decreased in 2016 primarily due to lower depletion rates in 2016 as compared to that in 2015. The decrease in the average depletion rate was mainly due to the impairment of oil and gas properties recorded at December 31, 2015, which reduced the overall depletion base for 2016.

Average depletion rates were $30.00/Bbl, $33.9/Bbl, and $68.4/Bbl in 2017, 2016, and 2015, respectively.

Accretion of Asset Retirement Obligations ( "ARO" )

Accretion of ARO for the years ended December 31, 2017, 2016 and 2015 was $1.9 million for each year, respectively.

Impairment of Oil and Gas Properties

The Company reviews its long-lived assets for possible impairment whenever facts and circumstances indicate that the carrying value of the said assets may not be recoverable over time under existing market conditions.

During 2017, the Company recorded an impairment charge of $78.7 million, including a charge of $78.1 million to write down the carrying value of its oil and gas properties to their estimated fair market value and $0.6 million to write-off the carrying value of its onshore leases in Kenya which had expired.

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

Loss on Settlement of Asset Retirement Obligations

No plug and abandonment ("P&A") activity occurred during 2017. The Company recorded P&A expenses of $0.2 million during 2016. In April 2015, the Company completed P&A activities for well Oyo-6, which was previously shut-in. Actual P&A expenditures exceeded estimated P&A liabilities by $3.7 million in 2015. Accordingly, the Company recognized a $3.7 million loss on settlement of its asset retirement obligations during 2015.

General and Administrative (“G&A”)

G&A expenses for 2017 were $11.1 million, as compared to $13.8 million and $15.9 million for 2016 and 2015, respectively. The decreasing trend in G&A expenses is mainly due to the ongoing cost reduction initiatives, primarily related to employee costs and professional and consulting fees. In addition, the Company incurred non-cash stock-based compensation expenses of $1.9 million, $2.9 million, and $5.0 million for the years 2017, 2016, and 2015, respectively.

Gain or Loss on Sale of Oil and Gas Properties and on Disposal of Other Property and Equipment

For the year ended December 31, 2017, the Company recorded a $2.3 million gain on the disposal of oil and gas properties arising from the sale of our Gambian blocks and a loss on asset disposal related to office furniture and leasehold improvements of $0.1 million. There were no such activities for the years ended December 31, 2016 and 2015.

Other Income (Expense), Net

The Company recorded other expense of $22.4 million in 2017, as compared to $6.3 million in 2016 and $15.5 million in 2015. During 2017, the Company recorded $27.7 million in interest expense on borrowings, partially offset by a $5.2 million gain on foreign currency transactions. In 2016, the Company recorded $21.9 million in interest expense, net of capitalized interest, on borrowings, partially offset by a $15.7 million gain on foreign currency transactions. In 2015, the Company recorded $18.0 million in interest expense on borrowings, net of capitalized interest, partially offset by a $2.5 million gain on foreign currency transactions.

Income Taxes

Income taxes were nil for the years 2017, 2016 and 2015. The Company had negative taxable earnings in Nigeria, and therefore was not subject to Petroleum Profit Taxes for each of the years 2017, 2016 and 2015.

Headline Earnings

In addition to our primary listing on the NYSE American, our common stock is also traded on the JSE. We are required to publish all documents filed with the U.S. Securities and Exchange Commission (“SEC”) on the JSE. The JSE also requires that we calculate and publicly disclose Headline Earnings Per Share (“HEPS”) which, according to the SEC, is considered a non-GAAP measurement.

As defined in the Circular 3/2009 of The South African Institute of Chartered Accountants, headline earnings is an additional earnings number that excludes separately identifiable remeasurements, net of related tax and related non-controlling interest.

Basic and diluted HEPS is calculated using net loss adjusted for impairment on oil and gas properties for the years ended December 31, 2017, 2016 and 2015. The number of shares used to calculate basic and diluted HEPS is the same as basic and diluted loss per share as reported under U.S. GAAP.

Reconciliation of net loss used to calculate basic and diluted loss per share and basic and diluted HEPS are as follows:

	Years Ended December 31,
(In thousands, except for per share amounts)	2017	2016	2015
Net loss attributable to Erin Energy Corporation	$(151,892)	$(142,401)	$(430,937)
Adjustments:
Loss on disposal of other property and equipment	148	—	—
Gain on sale of oil and gas properties	(2,348)	—	—
Impairment of oil and gas properties	78,711	645	261,208

Net loss used to calculate HEPS	$(75,381)	$(141,756)	$(169,729)

Weighted average number of shares used to calculate basic net loss per share and basic HEPS	213,713	212,318	211,616

Weighted average number of shares used to calculate dilutive net loss per share and diluted HEPS	213,713	212,318	211,616

Headline earnings per share:
Basic	$(0.35)	$(0.67)	$(0.80)
Diluted	$(0.35)	$(0.67)	$(0.80)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The table below sets forth a summary of the Company’s cash flows for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by operating activities	$26,057	$6,355	$2,145
Net cash used in investing activities	$(61,015)	$(19,293)	$(84,039)
Net cash provided by financing activities	$49,915	$6,073	$63,886
Effect of exchange rate changes on cash	$—	$5,679	$1,228
Net increase (decrease) in cash and cash equivalents	$14,957	$(1,186)	$(16,780)

Cash Flows from Operating Activities

The increase in net cash provided by operating activities of $19.7 million in 2017 as compared to 2016 was primarily due to higher revenues and higher non-cash adjustments to net loss, offset by a decrease in vendor financing.

The increase in net cash provided by operating activities of $4.2 million in 2016 as compared to 2015 was primarily due to a combination of higher revenues and use of vendor financing.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was $61.0 million, as compared to $19.3 million for the same period in 2016. Cash used in investing activities for 2017 was primarily used for costs related to the drilling of the Oyo-9 well and the Oyo-NW exploration well. Cash used in investing activities for 2016 was primarily due to the payment of outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs, some of which originated in 2015.

The cash used in investing activities for the year ended December 31, 2016 was $19.3 million, as compared to $84.0 million for the same period in 2015. Cash used in investing activities for both periods was used primarily to settle outstanding liabilities associated with additions to property, plant, and equipment for the Oyo field redevelopment campaign in the OMLs.

Cash Flows from Financing Activities

Net cash provided by financing activities of $49.9 million during the year ended December 31, 2017, consisted of $0.2 million of proceeds from a short-term note payable from a related party, $11.7 million of proceeds from the 2017 Loan Agreement, and $65.7 million of proceeds from the MCB Finance Facility, partially offset by a $9.1 million principal repayment of our Term Loan Facility, $8.7 million payment for debt issuance costs, $0.1 million repayment of the MCB Finance Facility, $0.7 million payment to settle withholding tax obligations upon vesting of restricted stock awards, and $9.1 million of funds restricted for debt servicing.

Net cash provided by financing activities of $6.1 million during the year ended December 31, 2016 , consisted of $6.1 million of funds released from restricted cash, $6.8 million inflows from short-term borrowings from related parties, $0.5 million of proceeds from a short-term note payable, and $0.4 million of proceeds from the exercise of stock options, partially offset by $6.0 million of principal repayment of our Term Loan Facility, $1.0 million of payment for debt issuance costs, $0.4 million repayment of short-term note payable, and $0.2 million in connection with a payment to settle withholding tax obligations upon vesting of restricted stock awards.

In 2015, of the $63.9 million cash from financing activities, $62.4 million was from related party debt borrowings and from funding from a non-controlling interest and $1.9 million was obtained from the issuance of common stock pursuant to the exercise of stock warrants.

Capital Resources

The Company has incurred losses from operations in each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company's total current liabilities of $398.3 million exceeded its total current assets of $51.3 million, resulting in a working capital deficit of $347.0 million.

Our primary cash requirements are for capital expenditures for the continued development of the Oyo field in Nigeria, operating expenditures for the Oyo field, exploration activities in unevaluated leaseholds, working capital needs, and interest and principal payments under current indebtedness.

As of December 31, 2017, we had available unrestricted cash of approximately $22.1 million and total current assets of approximately $51.3 million. Conversely, we had total current liabilities of $398.3 million, of which $277.4 million include accounts payable and accrued liabilities.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD from the field. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2018, subject to fund availability. In October 2017, the Company successfully completed the drilling phase of the Oyo-9 well. However, due to chronic delays in the release of the remaining funds and improper interference by the guarantor of the MCB Finance Facility, the Company temporarily suspended the completion and hookup of the Oyo-9 well.

In February 2017, the Company and its subsidiary, EPNL, entered into a Pre-export Finance Facility Agreement (the “MCB Finance Facility”) with The Mauritius Commercial Bank Limited. See Note 8. - Debt - Long-Term Debt - MCB Finance Facility and Related Agreements, to the Notes to Consolidated Financial Statements for further information.

We are currently pursuing a number of potential financing actions, including i) obtaining additional funds through public or private financing sources, ii) restructuring existing debts from lenders, iii) obtaining forbearance of debt from trade creditors, iv) reducing ongoing operating costs, v) minimizing projected capital costs for the remaining 2018 exploration and development campaign, vi) farming-out a portion of our rights to certain of our oil and gas properties and vii) exploring potential business combination transactions. Sufficient liquidity may not be raised from one or more of these actions and these actions may not be consummated within the period needed to meet certain obligations.

Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to realize the carrying value of our assets and operate as a going concern.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s significant estimated future contractual obligations at December 31, 2017:

	Payments Due By Period
(In thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations:
Notes payable - related party	$129,800	$—	$123,400	$—	$6,400
Term loan facility	79,576	19,504	47,874	12,198	—
MCB Finance Facility	65,596	65,596	—	—	—
JSC 2017 Note	11,688	3,896	7,792
Operating lease obligations:
FPSO - Nigeria	145,087	48,363	96,724	—	—
Office leases	972	485	448	39	—
Minimum work obligations:
The Gambia	145	145	—	—	—
Purchase obligations	4,201	4,201	—	—	—
Total	$437,065	$142,190	$276,238	$12,237	$6,400

The minimum obligations for The Gambia and Ghana require annual surface rental payments, training and community fees, all of which have been included in the above table.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of December 31, 2017, material off-balance sheet obligations include operating leases with the FPSO and certain employment contracts. Other than the material off-balance sheet arrangements discussed above, no other arrangements are likely to have a current or future material effect on our financial condition, results from operations, liquidity, capital expenditures or capital resources.

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

In December 2015, the Company recorded an impairment charge of $261.2 million, including a charge of $228.6 million to write down the carrying value of its oil and gas properties to their estimated fair market values, and a charge of $32.6 million to write-off the carrying value of well Oyo-5 from a suspended work in progress well because the Company elected not to recomplete it into a water injection well under current plans.

There were no impairment charges for our long-lived assets during the year ended December 31, 2016.

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

Asset Retirement Obligations

We recognize a liability for asset retirement obligations ("ARO") in accordance with applicable accounting standards. These standards require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The ARO liability represents the present value, using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. See Note 7. — Asset Retirement Obligations to the Notes to Consolidated Financial Statements for further information.

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

The weighted average exchange rate between the U.S. dollar and the Nigerian Naira was 237.59 Naira per each U.S. dollar in the year ended December 31, 2017. For the year ended December 31, 2017, a 10% fluctuation in the weighted average exchange rate between the U.S. dollar and the Nigerian Naira would have had an approximate $5.6 million impact on our capital and operating costs in Nigeria.

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

Historically, realized commodity prices received for our crude oil sales have been tied to the Brent oil prices. Prices received have been volatile and unpredictable. For the year ended December 31, 2017, a $10.00 fluctuation in the prices received for our crude oil sales would have had an approximate $16.1 million impact on our revenues.

We do not currently engage in hedging activities to hedge our exposure to commodity price risks. In the future, we may enter into hedging instruments to manage our exposure to fluctuations in commodity prices.

Interest Rate Risk

We are exposed to changes in interest rates, primarily from possible fluctuations in the London Interbank Borrowing Rate (“LIBOR”). The interest rates on our debt obligations are stated at floating rates tied to the LIBOR. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. For the year ended December 31, 2017, the weighted average interest rate on our variable rate debt was 7.91%. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our various debt facilities would result in an increase of our interest expense by $2.9 million over a twelve month period.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management, including the Company’s CEO and PFO, concluded that our internal control over financial reporting was effective as of December 31, 2017.

Pannell Kerr Forster of Texas, P.C., the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

Except as disclosed below, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 29, 2017, Daniel Ogbonna resigned as Senior Vice President and Chief Financial Officer of the Company, effective as of the close of business on June 30, 2017.

On or around June 30, 2017, Dippo Bello, the Vice President, Financial Planning and Treasurer of the Company, began performing functions similar to those of a principal financial and principal accounting officer of the Company. Mr. Bello will be responsible for those functions moving forward, until a replacement Chief Financial Officer can be located.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

See Report of Independent Registered Public Accounting Firm under Item 15. Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company’s Definitive Proxy Statement (the “Proxy Statement”) for its 2018 annual meeting of shareholders, and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days subsequent to December 31, 2017.

ITEM 11.    EXECUTIVE COMPENSATION
The information required under Item 11 of Form 10-K will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 of Form 10-K will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 of Form 10-K will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 of Form 10-K will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

The following exhibits are filed with, and/or incorporated by reference, in this report:

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

3.6	First Amendment to the Amended and Restated Bylaws of the Company adopted on March 11, 2016(incorporated by reference to Exhibit 3.1 of our Form 8-K filed on March 17, 2016).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB filed on August 16, 2007).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB filed on August 16, 2007).
4.3	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB filed on August 16, 2007). *
4.4	Company 2009 Equity Incentive Plan (incorporated by reference to Registration Statement on Form S-8 filed on July 1, 2011). (File Number 333-175294)*
4.5	First Amendment to the Company’s Amended 2009 Equity Incentive Plan, dated February 18, 2014 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on February 19, 2014).
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).
4.7	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 3, 2010).
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

10.18
Promissory Note Agreement dated June 6, 2011 by and among CAMAC Petroleum Limited and Allied Energy Plc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 9, 2011).

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

Exhibit Number	Description
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

10.29
Share Sale and Purchase Agreement, by and between Leyshon Resources Limited and CAMAC Energy Inc., dated July 22, 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 9, 2012).

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

10.68
Extension of Maturity Date for the Second Amended and Restated Promissory Note, dated March 14, 2017, among the Company, CAMAC Petroleum Limited and Allied Energy Plc. (incorporated by reference to Exhibit 10.68 to the Form 10-K for the year ended December 31, 2017, filed on March 16, 2017).

10.69
Extension of Maturity Date for the 2015 Convertible Note dated March 11, 2015, amended March 7, 2017, by and among Erin Energy Corporation and Allied Energy Plc. (incorporated by reference to Exhibit 10.69 to the Form 10-K for the year ended December 31, 2017, filed on March 16, 2017).

Exhibit Number	Description
10.70
Extension of Maturity Date for the 2016 Promissory Note, dated March 14 2017, by and between the Company and James Street Capital Partners. (incorporated by reference to Exhibit 10.70 to the Form 10-K for the year ended December 31, 2017, filed on March 16, 2017).

10.71	Separation Agreement, effective as of May 31, 2017, by and between Erin Energy Corporation and Jean-Michel Malek (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 24, 2017).*
10.72	Consulting Agreement, effective as of June 1, 2017, by and between Erin Energy Corporation and Jean-Michel Malek (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 24, 2017).*
10.73
Voting Agreement, dated as of July 5, 2017, by and among Dr. Kase Lawal, Latmol Investment Limited and Oltasho Nigeria Limited (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 7, 2017).

10.74
Loan Agreement, effective as of October 27, 2017, by and between Erin Energy Corporation or its designated affiliate Erin Petroleum Nigeria Limited and James Street Capital Partners Limited (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarter ended September 30, 2017, filed on November 8, 2017).

10.75
Convertible Subordinated Note Amendment and Debt Conversion Agreement, dated February 26, 2018, with Oltasho Nigeria Limited. (incorporated by reference to Exhibit 10.1 of the form 8-K filed on February 27, 2018).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Pannell Kerr Forster of Texas, P.C., Independent Registered Public Accounting Firm, filed herewith.
23.2*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, filed herewith.
23.3*	Consent of DeGolyer and MacNaughton.
31.1*	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principle Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principle Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of DeGolyer and MacNaughton.
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Label Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.
*    Indicates a management contract or compensatory plan or arrangement.
**     Filed herewith.
***    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2018

Erin Energy Corporation
By:	/s/ Sakiru Adefemi (Femi) Ayoade
Sakiru Adefemi (Femi) Ayoade
Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Dippo Bello
Dippo Bello
Vice President, Financial Planning and Treasurer
(Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ SAKIRU ADEFEMI (FEMI) AYOADE	Chief Executive Officer	March 16, 2018
Sakiru Adefemi (Femi) Ayoade	(Principal Executive Officer)
/s/ DIPPO BELLO	Vice President, Financial Planning and Treasurer	March 16, 2018
Dippo Bello	(Interim Principal Financial Officer)
/s/ FRANK INGRISELLI	Director	March 16, 2018
Frank Ingriselli
/s/ DR. LEE PATRICK BROWN	Director	March 16, 2018
Dr. Lee Patrick Brown
/s/ DR. JOHN RUDLEY	Director	March 16, 2018
Dr. John Rudley
/s/ DUDU HLATSHWAYO	Director	March 16, 2018
Dudu Hlatshwayo
/s/ MAHMOUD YAYALE AHMED	Director	March 16, 2018
Mahmoud Yayale Ahmed
/s/ J. MICHAEL STINSON	Director	March 16, 2018
J. Michael Stinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Erin Energy Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Erin Energy Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity (capital deficiency), and cash flows for each of the years in the two year period ended December 31, 2017 (collectively referred to as the Consolidated Financial Statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Lastly, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the Consolidated Financial Statements included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2016.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.
Houston, Texas
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Erin Energy Corporation

We have audited the accompanying consolidated balance sheet of Erin Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, (not presented herein), and the related consolidated statements of operations, comprehensive loss, changes in equity (capital deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erin Energy Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements previously filed in Form 10-K on March 23, 2016, which is not presented herein, the Company incurred net losses in each of the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015, the Company’s current liabilities exceeded its current assets by $314.8 million. These conditions, along with other matters as set forth in that Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in that Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Houston, Texas
March 23, 2016 (except for the effects of the adjustments described in Note 16 - Correction of Immaterial Error in Previously Issued Consolidated Financial Statements, included in the Form 10-K previously filed on March 16, 2017, as to which the date is March 16, 2017)

ERIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,134	$7,177
Restricted cash	11,694	2,600
Accounts receivable - trade	6,676	—
Accounts receivable - partners	1,779	674
Accounts receivable - related party	2,926	1,956
Accounts receivable - other	67	29
Crude oil inventory	3,604	9,398
Prepaids and other current assets	2,452	872
Total current assets	51,332	22,706
Property, plant and equipment:
Oil and gas properties (successful efforts method of accounting), net	199,402	265,713
Other property, plant and equipment, net	359	716
Total property, plant and equipment, net	199,761	266,429
Other non-current assets
Other non-current assets	35	66
Other assets, net	35	66
Total assets	$251,128	$289,201
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$277,404	$244,963
Accounts payable and accrued liabilities - related party	40,483	29,513
Accounts payable - partners	249	—
Short-term note payable - related party	200	—
Current portion of long-term debt, net	78,183	12,627
Derivative liability	1,799	—
Total current liabilities	398,318	287,103
Long-term notes payable - related party, net	129,830	129,796
Long-term debt, net	61,349	74,446
Asset retirement obligations	24,409	22,476
Total liabilities	613,906	513,821
Commitments and contingencies (Note 10)
Capital deficiency:
Preferred stock $0.001 par value - 50,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock $0.001 par value - 416,666,667 shares authorized; 215,093,647 and 212,622,218 shares outstanding as of December 31, 2017 and 2016, respectively	215	213
Additional paid-in capital	807,473	792,972
Accumulated deficit	(1,170,184)	(1,018,292)
Treasury stock at cost, 307,843 and 99,932 shares as of December 31, 2017 and 2016, respectively	(945)	(228)
Total deficit - Erin Energy Corporation	(363,441)	(225,335)
Non-controlling interests	663	715
Total capital deficiency	(362,778)	(224,620)
Total liabilities and capital deficiency	$251,128	$289,201

The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Crude oil sales, net of royalties	$101,173	$77,815	$68,429
Operating costs and expenses:
Production costs	80,912	94,607	90,079
Crude oil inventory (increase) decrease	2,093	(1,469)	(2,502)
Workover expense (recovery)	(713)	7,860	972
Exploratory expenses	4,577	39,269	16,437
Depreciation, depletion and amortization	55,342	58,051	97,179
Accretion of asset retirement obligations	1,933	1,867	1,931
Impairment of oil and gas properties	78,711	645	261,208
Loss on settlement of asset retirement obligations	—	205	3,653
General and administrative expenses	11,053	13,772	15,905
Total operating costs and expenses	233,908	214,807	484,862
Loss on disposal of other property and equipment	148	—	—
Gain on sale of oil and gas properties	(2,348)	—	—
Operating loss	(130,535)	(136,992)	(416,433)
Other income (expense):
Currency transaction gain	5,241	15,674	2,520
Interest expense	(27,656)	(21,924)	(17,986)
Gain on fair value of derivative liability	36	—	—
Total other expense, net	(22,379)	(6,250)	(15,466)
Loss before income taxes	(152,914)	(143,242)	(431,899)
Income tax expense	—	—	—
Net loss before non-controlling interest	(152,914)	(143,242)	(431,899)
Net loss attributable to non-controlling interest	1,022	841	962
Net loss attributable to Erin Energy Corporation	$(151,892)	$(142,401)	$(430,937)
Net loss attributable to Erin Energy Corporation per common share:
Basic	$(0.71)	$(0.67)	$(2.04)
Diluted	$(0.71)	$(0.67)	$(2.04)
Weighted-average common shares outstanding:
Basic	213,713	212,318	211,616
Diluted	213,713	212,318	211,616
The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss, before non-controlling interest	$(152,914)	$(143,242)	$(431,899)
Comprehensive loss	(152,914)	(143,242)	(431,899)
Comprehensive loss attributable to non-controlling interests	1,022	841	962
Comprehensive loss attributable to Erin Energy Corporation	$(151,892)	$(142,401)	$(430,937)

The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total Equity (Capital Deficiency)
	Shares	Amount
At December 31, 2014	210,308	$210	$778,095	$(444,954)	$—	$654	$334,005
Common stock issued	1,308	2	1,978	—	—	—	1,980
Stock-based compensation	—	—	4,631	—	—	—	4,631
Warrants issued with debt	—	—	4,911	—	—	—	4,911
Non-controlling interest	—	—		—	—	1,105	1,105
Net loss	—	—	—	(430,937)	—	(962)	(431,899)
December 31, 2015	211,616	212	789,615	(875,891)	—	797	(85,267)
Common stock issued	1,106	1	363	—	—	—	364
Stock-based compensation	—	—	2,941	—	—	—	2,941
Warrants issued with debt	—	—	53	—	—	—	53
Transfer to treasury upon vesting of restricted stock, for income taxes	—	—	—	—	(228)	—	(228)
Non-controlling interest	—	—	—	—	—	759	759
Net loss	—	—	—	(142,401)	—	(841)	(143,242)
December 31, 2016	212,722	213	792,972	(1,018,292)	(228)	715	(224,620)
Common stock issued	2,679	2	3,619	—		—	3,621
Stock-based compensation	—	—	1,932	—	—	—	1,932
Warrants issued with debt	—	—	8,950	—	—	—	8,950
Transfer to treasury upon vesting of restricted stock, for income taxes	—	—	—	—	(717)	—	(717)
Non-controlling interest	—	—	—	—	—	970	970
Net loss	—	—	—	(151,892)	—	(1,022)	(152,914)
December 31, 2017	215,401	$215	$807,473	$(1,170,184)	$(945)	$663	$(362,778)

The accompanying notes are an integral part of these consolidated financial statements.

ERIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31, 2017
	2017	2016	2015
Cash flows from operating activities
Net loss, including non-controlling interest	$(152,914)	$(143,242)	$(431,899)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	55,342	58,051	97,179
Impairment of oil and gas properties	78,711	645	261,208
Write-off of suspended exploratory well costs	—	33,031	—
Asset retirement obligation accretion	1,933	1,867	1,931
Amortization of debt issuance costs	4,496	3,615	2,766
Loss on settlement of asset retirement obligations	—	—	3,653
Unrealized currency transaction gain	(2,536)	(15,674)	(2,520)
Loss on disposal of other property and equipment	148	—	—
Gain on sale of oil and gas properties	(2,348)	—	—
Gain on fair value of derivative liability	(36)	—	—
Share-based compensation	1,932	2,941	5,027
Payments to settle asset retirement obligations	—	—	(16,640)
Settlement of accounts payable and accrued expenses	(10,189)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,492)	630	(804)
(Increase) decrease in crude oil inventory	2,093	(1,469)	(2,502)
(Increase) decrease in prepaids and other current assets	(1,456)	(187)	746
Increase in accounts payable and accrued liabilities	54,373	66,147	84,000
Net cash provided by operating activities	26,057	6,355	2,145
Cash flows from investing activities
Capital expenditures	(61,015)	(19,293)	(84,039)
Net cash used in investing activities	(61,015)	(19,293)	(84,039)
Cash flows from financing activities
Proceeds from the exercise of stock options and warrants	—	364	1,855
Payments for treasury stock arising from withholding taxes upon restricted stock vesting and exercise of stock options	(717)	(228)	—
Proceeds from MCB Finance Facility	65,736	—	—
Repayments of MCB Finance Facility	(141)	—	—
Proceeds from JSC 2017 Note	11,687	—	—
Repayments of term loan facility	(9,101)	(5,968)	(337)
Proceeds from note payable - related party, net	—	6,829	61,815
Proceeds from short-term note payable	—	504	—
Proceeds from short-term notes payable - related party	200	—	—
Repayment of short-term note payable	—	(449)	—
Debt issuance costs	(8,655)	(1,040)	—
Funds released from restricted cash, net	—	6,061	—
Funds restricted for debt service	(9,094)	—	—
Funding from non-controlling interest	—	—	553
Net cash provided by financing activities	49,915	6,073	63,886
Effect of exchange rate on cash and cash equivalents	—	5,679	1,228
Net increase (decrease) in cash and cash equivalents	14,957	(1,186)	(16,780)
Cash and cash equivalents at beginning of year	7,177	8,363	25,143
Cash and cash equivalents at end of year	$22,134	$7,177	$8,363
Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$11,022	$10,407	$11,114
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$3,527	$—	$125

Discount on notes payable pursuant to issuance of warrants	$10,785	$53	$4,911
Reduction in oil and gas properties arising from settlement of accounts payable and accrued liabilities	$11,478	$10,048	$—
Reduction in accounts payable from settlement of Northern Offshore contingency	$—	$—	$24,307
Receivable from non-controlling interest	$—	$—	$552
Shares issued for services	$93	$—	$—
Change in asset retirement obligation estimate	$—	$—	$(4,284)
The accompanying notes are an integral part of these consolidated financial statements

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — COMPANY DESCRIPTION

Erin Energy Corporation (NYSE American: ERN, JSE: ERN) is an independent exploration and production company engaged in the acquisition and development of energy resources in Africa. The Company’s asset portfolio consists of five licenses across three countries covering an area of approximately 6,000 square kilometers (approximately 1.5 million acres). The Company owns producing properties and conducts exploration activities offshore Nigeria, and conducts exploration activities offshore Ghana and The Gambia.

The Company is headquartered in Houston, Texas and has offices in Lagos, Nigeria, Nairobi, Kenya, and Accra, Ghana.

The Company’s operating subsidiaries include Erin Petroleum Nigeria Limited (“EPNL”), Erin Energy Kenya Limited, Erin Energy Gambia Ltd., and Erin Energy Ghana Limited. The terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Erin Energy Corporation and its subsidiaries.

The Company also conducts certain business transactions with related parties. See Note 9. — Related Party Transactions for further information.

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

Changes in Control during 2017

The Company was advised by Oltasho Nigeria Limited (“Oltasho”) and Latmol Investment Limited (“Latmol”) that on (a) April
3, 2017, an aggregate of 116,108,833 shares of the Company’s common stock previously held by Allied were transferred to Oltasho; and (b) April 13, 2017, an aggregate of 1,515,927 shares of the Company’s common stock previously held by CAMAC Int’l (Nigeria) Ltd. (“CAMAC International”), were transferred to Latmol. Prior to April 2017, the shares of common stock previously held by Allied and CAMAC International were beneficially owned by Dr. Kase Lawal, the Company’s former Chairman and former Chief Executive Officer, due to his ownership of equity interests in such entities and voting and dispositive control over the securities held by such entities.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These change in control events had no accounting impact on the Company.

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

Estimates that may have a significant effect on the Company’s financial position and results from operations include share-based compensation assumptions, oil and natural gas reserve quantities, impairment of oil and gas properties, depletion and amortization relating to oil and gas properties, asset retirement obligation assumptions, calculations related to derivative liabilities, and income taxes. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

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

Restricted cash as of December 31, 2017 totaling $11.7 million consists of $2.6 million held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria and $9.1 million held in a debt service account as required under the MCB Finance Facility (see Note 8 - Debt - Long-Term Debt) for further information and definitions of the Term Loan Facility and MCB Finance Facility). Restricted cash as of December 31, 2016 consists of $2.6 million held in a debt service reserve account to secure certain interest and principal repayments pursuant to the Term Loan Facility in Nigeria.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at cost less allowance for doubtful accounts. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of December 31, 2017 and 2016, no allowance for doubtful accounts was necessary.

As of December 31, 2017 and 2016, the Company had a trade receivable balance of $6.7 million and nil, respectively.

Partner accounts receivable consist of balances owed from joint venture (“JV”) partners. As of December 31, 2017 and 2016, the Company was owed $1.8 million and $0.7 million, respectively, from its Ghana JV partners for their share of the expenditures incurred in the Shallow Water Tano block, pursuant to the Ghana JV Joint Operating Agreement.
Crude Oil Inventory

Inventories of crude oil are valued at the lower of cost or net realized value using the first-in, first-out method and include certain costs directly related to the production process and depletion, depreciation and amortization attributable to the underlying oil and gas properties. The Company had crude oil inventory of $3.6 million and $9.4 million as of December 31, 2017 and 2016, respectively.

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

A portion of the Company’s oil and gas properties include oilfield materials and supplies inventory to be used in connection with the Company’s drilling program. These inventories are stated at the lower of cost or net realized value, which approximates fair value, and they are regularly assessed for obsolescence. Oilfield materials and supplies inventory balances were $36.7 million and $34.7 million at December 31, 2017 and 2016, respectively.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company routinely evaluates any tax deduction and tax refund position in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained. If that test is met, the second step is to determine the amount of benefit or expense to recognize in the consolidated financial statements. See Note 12. — Income Taxes for further information.

Debt Issuance Costs

Debt issuance costs consist of certain costs paid to lenders in the process of securing a borrowing facility. Debt issuance costs incurred are capitalized and subsequently charged to interest expense over the term of the related debt, using the effective interest rate method.

As of December 31, 2017 and 2016, unamortized debt issuance costs were $17.3 million and $2.3 million, of which $6.5 million and $1.6 million was classified as long-term, respectively. The current portion of the debt issuance costs, which was $10.8 million and $0.8 million as of December 31, 2017 and 2016, respectively, is presented as a reduction to the current portion of long-term debt.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2017 and 2016, the Company capitalized $2.7 million and nil, in interest cost as additions to property, plant and equipment related to the Oyo field redevelopment campaign and costs related to the drilling of an exploratory well in the Miocene formation.

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

Treasury Stock

Treasury stock is reported at cost and is included in the accompanying consolidated balance sheets. Pursuant to the Company’s withholding tax policy with respect to vested restricted stock awards, the Company may withhold, on a cashless basis, a number of shares needed to settle statutory withholding tax requirements. During the years ended December 31, 2017 and 2016, 207,911 shares and 99,932 shares were withheld for taxes at a total cost of $0.7 million and $0.2 million, respectively.

The following table sets forth information with respect to the withholding and related repurchases of the Company's common stock during the year ended December 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2017	12,650	$3.55
February 1 - February 28, 2017	158,264	$3.82
May 1 - May 31, 2017	33,635	$1.75
December 1 - December 31, 2017	3,362	$2.65
Total	207,911	$3.45

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

Reporting and Functional Currency

The Company has adopted the U.S. dollar as the functional currency for all of its foreign subsidiaries. Gains and losses on foreign currency transactions and remeasurements are included in results of operations.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Earnings (Loss) Per Common Share

Basic net earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding at the end of the reporting period. Diluted net earnings or loss per share is computed by dividing net earnings or loss by the fully dilutive common stock equivalent, which consists of shares outstanding, augmented by potentially dilutive shares issuable upon the exercise of the Company’s stock options, stock warrants, non-vested restricted stock awards, and the conversions of the 2011 Promissory Note, 2014 Convertible Subordinated Note and the 2016 Promissory Note (collectively, the "Convertible Notes"), described and defined below under Note 8. - Debt - Long-Term Debt - Related Party), calculated using the treasury stock method.

The table below sets forth the number of stock options, warrants, non-vested restricted stock, and shares issuable upon conversion of Convertibles Notes that were excluded from dilutive shares outstanding during the years ended December 31, 2017, 2016 and 2015, as these securities are anti-dilutive because the Company was in a loss position each year.

	Years Ended December 31,
(In thousands)	2017	2016	2015
Stock options	141	230	1,101
Stock warrants	39	3	541
Unvested restricted stock awards	1,660	1,942	1,275
Convertible Notes	—	—	12,379
	1,840	2,175	15,296

Upon the occurrence of certain events, the Company is also contingently liable to make additional payments to Allied, under the November 2013 Transfer Agreement by the Company and its affiliates, and Allied (the “Transfer Agreement”), up to an additional amount totaling $50.0 million in cash, or the equivalent in shares of the Company’s common stock, at Allied’s option. See Note 10. — Commitments and Contingencies for further information.

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

As of December 31, 2017 and 2016, the non-controlling interest recorded in equity was $1.0 million and $0.8 million, respectively, attributable to the joint ownership of an affiliate in our Erin Energy Ghana Limited subsidiary.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value on a Recurring Basis

As discussed under Note 8 - Debt, the Company recognized a derivative liability relating to the portion of the amount drawn from the MCB Financing Facility as of December 31, 2017 in which issuance of stock warrants is expected on the day the Company receives funds under the MCB Finance Facility. The Company utilized a combination of a lattice-binomial option-pricing model and the Black-Scholes valuation model to determine the estimated fair value of this derivative liability.

The following table sets forth the Company’s oil and gas properties and derivative liability that is accounted for at fair value using Level 3 assumptions on a recurring basis as of December 31, 2017 and December 31, 2016:

Level 3
As of December 31,
(in thousands)	2017
Liabilities:
Warrant Derivative liability	$1,799

The fair value of the derivative liability is estimated using a combination of a lattice-binomial option-pricing model and the Black-Scholes valuation model with the following assumptions as of December 31, 2017:

December 31, 2017
Estimated market value of common stock on measurement date	$2.86
Estimated exercise price	2.86
Risk-free interest rate (1)	2.10%
Expected warrant term (years)	2.75
Expected volatilities (2)	10.0% - 35.6%
Expected annual dividend yield	—

(1)	The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected volatilities are based on historical volatility of the Oil & Gas Exploration & Production Select Industries Index, among other factors.

The following table sets forth a reconciliation of changes in the fair value of the Company's financial liability that is accounted for at fair value using Level 3 inputs, and is classified as level 3 in the fair value hierarchy:

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended
(in thousands)	December 31, 2017
Beginning balance	$—
Loss (gain) on fair value of derivative liability	(36)
Additions	2,046
Revisions	(211)
Transfers	—
Ending balance	$1,799

Change in unrealized loss (gain) included in earnings relating to derivatives still held as of December 31, 2017	$(36)

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

During the year ended December 31, 2017, the Company recorded a non-cash impairment charge of $78.1 million to reduce the carrying value of its oil and gas properties to their estimated fair values. Other than the write-off of the carrying value of its offshore leases in Kenya (as discussed under Note 4 - Property, Plant and Equipment), there was no impairment to the Company's oil and gas properties for the year ended December 31, 2016.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, inventory, deposits, accounts payable and accrued liabilities, and debts at floating interest rates, approximate their fair values at December 31, 2017 and 2016, respectively, principally due to the short-term nature, maturities or nature of interest rates of the above listed items.

Risks and Uncertainties

The Company’s producing properties are located offshore Nigeria.

Substantially all of the Company’s crude oil available for sale is sold under spot sales contracts and is delivered Free on Board ("FOB") at the point of transfer from the FPSO, as is customary in the industry.

During the years ended December 31, 2017 and 2016, the Company sold its crude oil under spot sales contracts with one customer. The Company believes that the potential loss of this customer would not prevent it from selling its crude oil, as it will find other buyers for its crude oil.

Reclassification

Certain reclassifications have been made to the 2016 and 2015 consolidated financial statements to conform to the 2017 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Recently Issued Accounting Standards

In May of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue form Contracts with Customers (Topic 606). ASU 2014-09 core principal is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be entitled in exchange for those goods or services. The Company has evaluated the impact of this guidance and concluded that this standards update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of this standard. However, due to the nature of its operations, the adoption of this standards update could have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is to be applied using a prospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard in the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The Company is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09. The adoption of this standard in the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standards update did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. ASU No. 2017-10 provides clarity on determining the customer in a service concession arrangement. ASU No. 2017-10 is effective for interim and annual periods beginning after December 15, 2017, and the Company will adopt this standards update, as required, beginning with the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Improvements to Accounting for Hedging Activities. ASU No. 2017-12 amends and better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for interim and annual periods beginning after December 15, 2018, and the Company will adopt this standards update, as required, beginning with the first quarter of 2019. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in ASU 2018-01 provide an optional transition practical expedient for the adoption of ASU 2016-02 that would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standards. This pronouncement is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3. - LIQUIDITY AND GOING CONCERN

The Company has incurred losses from operations in each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company's total current liabilities of $398.3 million exceeded its total current assets of $51.3 million, resulting in a working capital deficit of $347.0 million. As a result of the low commodity prices, the Company has not been able to generate sufficient cash from operations to satisfy certain obligations as they became due.

Well Oyo-7 is currently shut-in as a result of an emergency shut-in of the Oyo field production that occurred in early July 2016. This has resulted in a loss of approximately 1,400 BOPD. The Company is currently working on relocating an existing gaslift line to well Oyo-7 to enable continuous gaslift operation to assist in restoring lost production volumes. For cost effectiveness, the relocation of the gaslift line to well Oyo-7 is now planned to be combined with the Oyo-9 subsea equipment installation scheduled for the second half of 2018, subject to fund availability. During an approximately two (2) week period starting from late June 2017 to early July 2017, the owners of the floating, production, storage, and offloading vessel (“FPSO”) Armada Perdana suspended its operations due to an impasse in contract negotiations that led to a temporary shut-in of the Oyo-8 well during this period. The FPSO operation was fully restored and the production from the Oyo-8 well was re-established on July 6, 2017. Contract negotiations have resumed.

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	As of December 31,
(In thousands)	2017	2016
Wells and production facilities	$308,351	$318,739
Proved properties	386,196	386,196
Work in progress and exploration inventory	113,303	34,712
Oilfield assets	807,850	739,647
Accumulated depletion and impairment	(614,648)	(483,754)
Oilfield assets, net	193,202	255,893
Unevaluated leaseholds	6,200	9,820
Oil and gas properties, net	199,402	265,713
Other property and equipment	2,877	3,040
Accumulated depreciation	(2,518)	(2,324)
Other property and equipment, net	359	716
Total property, plant and equipment, net	$199,761	$266,429

All of the Company’s oilfield assets are located offshore Nigeria in the Oil Mining Leases 120 and 121 (the "OMLs"). “Work-in-progress and exploration inventory” includes warehouse inventory items purchased as part of the redevelopment plan of the Oyo field. During the year ended December 31, 2016, the Company wrote off $33.0 million of suspended exploratory well costs to exploration expense. There was no such write off for the year ended December 31, 2017.

The Company’s unevaluated leasehold costs include costs to acquire the rights to the exploration acreage in its various oil and gas properties. At December 31, 2017 and 2016 unevaluated leasehold costs were $6.2 million and $9.8 million, respectively.

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

NOTE 5. — SUSPENDED EXPLORATORY WELL COSTS

In November 2013, the Company achieved both its primary and secondary drilling objectives for the well Oyo-7. The primary drilling objective was to establish production from the existing Pliocene reservoir. The secondary drilling objective was to confirm the presence of hydrocarbons in the deeper Miocene formation. Hydrocarbons were encountered in three Miocene intervals totaling approximately 65 feet, as interpreted by the logging-while-drilling (“LWD”) data. As of December 31, 2016, the Company’s suspended exploratory well costs were $26.5 million for the costs related to the Miocene exploratory drilling activities. Plans were underway to secure a rig to drill at least one exploration well in the nearby G-Prospect. However, due to the then current economics, the primary objective of the G-Prospect was no longer to target the same Miocene formation as the ones found in the Oyo-7 exploratory drilling. As such, during the year ended December 31, 2016, the Company wrote off the $26.5 million suspended exploratory well costs to exploration expense.

In August 2014, the Company drilled well Oyo-8 to a total vertical depth of approximately 6,059 feet (approximately 1,847 meters) and successfully encountered four new oil and gas reservoirs in the eastern fault block, with total gross hydrocarbon thickness of 112 feet, based on results from the LWD data, reservoir pressure measurement, and reservoir fluid sampling. Management completed a detailed evaluation of the results and initially capitalized suspended exploratory well costs amounting to $6.5 million at December 31, 2016 for the costs related to the Pliocene exploration drilling activities in the eastern fault block. During the year ended December 31, 2016, the Company wrote off the $6.5 million to exploration expense as the then current drilling plans no longer specifically targeted such area due to the then current economics.

NOTE 6. — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The table below sets forth a summary of the Company’s accounts payable and accrued liabilities at December 31, 2017 and 2016:

	As of December 31,
(In thousands)	2017	2016
Accounts payable - vendors	$190,167	$173,306
Amounts due to government entities	83,515	66,573
Accrued interest	3,051	3,074
Accrued payroll and benefits	671	1,204
Other liabilities	—	806
	$277,404	$244,963

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

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the Company’s asset retirement obligations during the years ended December 31, 2017 and 2016:

	As of December 31,
(In thousands)	2017	2016
Asset retirement obligations at January 1	$22,476	$20,609
Accretion expense	1,933	1,867
Additions	—	—
Revisions in estimated liabilities	—	—
Loss on settlement of asset retirement obligations	—	—
Payments to settle asset retirement obligations	—	—
Asset retirement obligations at December 31	$24,409	$22,476

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

The table below shows the current and long-term portions of the Company's asset retirement obligations as of the end of December 31, 2017 and 2016:

	As of December 31,
(In thousands)	2017	2016
Asset retirement obligations, current portion	$—	$—
Asset retirement obligations, long-term portion	24,409	22,476
	$24,409	$22,476

NOTE 8. — DEBT

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

Short-Term Debt - Related Party

On September 19, 2017, the Company, through its wholly-owned subsidiary EPNL, borrowed $0.2 million under a short-term loan agreement (the "2017 Short-Term Note") entered into with CAMAC Nigeria Limited, an affiliated company, at a flat interest rate of 5% and maturity date of June 30, 2018.

Long-Term Debt:

Term Loan Facility

In September 2014, the Company, through its wholly owned subsidiary EPNL, entered into the Term Loan Facility (as amended or modified, the “Term Loan Facility”) with Zenith for a five-year senior secured term loan providing initial borrowing capacity

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon executing the Term Loan Facility, the Company paid fees totaling $2.6 million. Upon modification of the Term Loan Facility, additional fees of $1.4 million were incurred. These fees were recorded as debt issuance cost and are being amortized over the life of the Term Loan Facility using the effective interest method. As of December 31, 2017, $1.6 million of the debt issuance costs remained unamortized.

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

During the year ended December 31, 2017, the Company made payments of $0.6 million and $8.4 million for the principal repayment of the Naira portion of the loan and for the U.S. dollar principal, respectively.

As of December 31, 2017, the Company has an unrealized foreign currency gain of $5.0 million on the Naira portion of the loan, reducing the balance under the Term Loan Facility to $78.0 million, net of debt discount. Of this amount, $59.2 million was classified as long-term and $18.8 million as short-term. Accrued interest for the Term Loan Facility was $2.0 million as of December 31, 2017.

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

The MCB Finance Facility is supported by the SBSA guarantee as facilitated by PIC, the assignment of the Off-take Contract and the assignment by way of security of certain accounts, including a debt service reserve account, as set forth in the MCB Finance Facility. EPNL was required to deposit $10.0 million (see Note 2 - Basis of Presentation and Recently Issued Accounting Standards - Restricted Cash) at the closing of the MCB Finance Facility into the debt service reserve account with MCB and maintain that balance for so long as borrowings are outstanding under the MCB Finance Facility. The aforementioned guarantee and security agreements were entered into by the parties thereto before the initial drawdown on the MCB Finance Facility.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPNL could make drawdowns under the MCB Finance Facility by way of loans and/or letters of credit until June 30, 2017 after which the remaining balance of MCB's commitment as of that date could be drawn and deposited into a capital expenditure reserve account for payment of invoices expected to be payable within six months after June 30, 2017. Borrowings under the MCB Finance Facility bear interest at the three-month LIBOR plus 6%. Additionally, the Company is required to pay an unused commitment fee of 2% per annum. After a grace period that ended on June 30, 2017, the MCB Finance Facility will be repaid over a period starting from June 30, 2017 and ending on December 31, 2019.

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

The Company did not make the principal payment due and a portion of interest due on December 31, 2017. Also, on June 27, 2017, a vendor filed a suit against a wholly-owned subsidiary of the Company seeking an amount in excess of $10.0 million (see Note 10 - Commitments and Contingencies for further information). These constitute events of default under the MCB Finance Facility.

The Company made its initial drawdown under the MCB Finance Facility in March 2017 (the "March 2017 drawdown"). As part of the March 2017 drawdown, the Company incurred debt issuance costs amounting to $8.7 million. As of December 31, 2017, $7.3 million of the debt issuance costs remained unamortized, which is shown as a discount to long-term debt on the consolidated balance sheet. As of December 31, 2017, the amount drawn under the MCB Finance Facility was $65.6 million. Accrued interest and unused commitment fees under the MCB Finance Facility was approximately $1.0 million as of December 31, 2017.

During the year ended December 31, 2017, the Company paid $0.1 million towards the principal repayment of the MCB Finance Facility.

Under the MCB Finance Facility, the Company is required to maintain specified financial ratios. Maintenance of these financial ratios (the "cover ratios"), including a debt service cover ratio and a life cover ratio, commenced during the quarter after the initial drawdown. As of December 31, 2017, the Company is not in compliance with the cover ratios.

Also on February 6, 2017, the Company and PIC also entered into the Financing Support Agreement. Pursuant to the Financing Support Agreement, PIC agreed to apply for, request and authorize SBSA, or any other reputable commercial bank acceptable to MCB, to issue a bank guarantee in favor of MCB in the amount of $100.0 million. The issuance of a guarantee in favor of MCB by SBSA or another reputable commercial bank was a condition precedent to the closing of the MCB Finance Facility.

In consideration for this undertaking, the Company agreed to pay PIC an upfront fee equal to 250 basis points on the guarantee amount and issue to PIC warrants to purchase a number of shares of the Company’s common stock in an amount equal to the guarantee amount multiplied by 20%, divided by the closing market price of the Company’s common stock on the day that EPNL received the funds available under the MCB Finance Facility (the "warrants issuance date), with an exercise price equal to such closing market price. The Company recognized a derivative liability for the warrants that are expected to be issued for the portion of the amount drawn under the MCB Finance Facility at December 31, 2017. See Note 2 - Basis of Presentation and Recently Issued Accounting Standards - Fair Value Measurements for further information. The Company also has agreed to indemnify PIC from and against certain claims and losses. The amount of any and all indemnifiable losses suffered by PIC agreed or otherwise required to be paid by the Company will be paid in cash or, at the option of PIC, may be paid in newly issued shares of the Company’s common stock. In March 2017, the Company paid $2.5 million to PIC in fees under the Financing Support Agreement which is recorded as debt issuance costs as discussed above and is being amortized to interest expense over the life of the MCB Financing Facility.

On February 8, 2017, and in connection with the MCB Finance Facility, the Company, EPNL, MCB and Zenith, the Company’s existing secured lender, also entered into an Override Deed (the “Override Deed”). The Override Deed establishes, inter alia,

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pro-rata rights of MCB and Zenith in respect of the proceeds from the Off-take Contract, governs the mechanics of any enforcement action by the creditors and sets out pro-rata sharing of enforcement proceeds between MCB and Zenith. The Override Deed also grants the necessary consents to EPNL’s entry into the MCB Finance Facility and related documents.

On January 17, 2018, the Company and its subsidiary, EPNL, filed a complaint against PIC alleging that PIC is wrongfully attempting to control the approval and payment of funds from MCB under the MCB Finance Facility. See Note 10 - Legal Contingencies and Proceedings for further information.

2017 James Street Capital Note

On October 27, 2017 the Company, through its wholly-owned subsidiary, EPNL, entered into a loan agreement, (the "2017 Loan Agreement"), with James Street Capital Partners Limited, ("JSC") as the lender, allowing the Company to borrow up to $20.0 million to be used for capital expenditures in relation to the drilling of an exploration well in the Miocene formation of the OMLs. JSC is a company registered in Nigeria and has no relation to the entity which is the holder of the 2016 Promissory Note.

Interest accrues on the outstanding principal of the 2017 Loan Agreement at three-month LIBOR plus 5% per annum, payable quarterly in cash or issuance of the Company's restricted common stock. The Company is required to repay one third of the principal amount outstanding under the loan agreement, on each of December 31, 2018, 2019 and 2020. Amounts outstanding under the 2017 Loan Agreement may be paid at any time without penalty.

In consideration for this undertaking, the Company issued a stock purchase warrant to JSC to purchase up to 7,272,727shares of the Company's common stock at $2.75 per share. The warrants include a repurchase right such that upon repayment in full of the amounts borrowed under the 2017 Loan Agreement the Company may repurchase the warrants at their fair market value (as defined in the warrant agreement). The warrants expire on December 31, 2019 and include cashless exercise rights in the event the shares of common stock issuable upon exercise thereof are not registered under the Securities Act of 1933, as amended. The total fair value of the warrants was approximately $9.0 million using the Black-Scholes option model and was recorded as debt issuance cost, and is being amortized over the life of the note.

As of December 31, 2017, the outstanding principal under the JSC Loan Agreement was $11.7 million of which $3.9 million is short term. As of December 31, 2017, accrued interest was $0.09 million.

Long-Term Debt Maturities

Scheduled principal repayments on the outstanding balance on the Term Loan Facility, the MCB Finance Facility, and the 2017 Loan Agreement are as follows (in thousands):

Scheduled payments by year	Principal
2018	$88,996
2019	25,173
2020	30,493
2021	12,198
2022 and thereafter	—
Total principal payments	$156,860
Less: Unamortized debt issuance costs	17,328
Total Term Loan Facility, net	$139,532

Long-Term Debt - Related Party:

As of December 31, 2017, the Company’s long-term related party debt was $129.8 million, consisting of $24.9 million owed under the 2011 Promissory Note, $50.0 million owed under the 2014 Convertible Subordinated Note, $48.5 million, net of discount, under the 2015 Convertible Note, and $6.4 million owed under the 2016 Promissory Note.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allied, a related party, was originally the holder of each of the 2011 Promissory Note, the 2014 Convertible Subordinated Note, and the 2015 Convertible Note (collectively the “Related Party Notes”). During 2017, Oltasho became the holder of each of the Related Party Notes. Please also see Note 1 - Company Description for changes in control in the Company which occurred during 2017.

Each of the Related Party Notes contains certain default and cross-default provisions, including failure to pay interest and principal amounts when due, and default under other indebtedness. As of December 31, 2017, the Company was not in compliance with the default provisions of the Related Party Notes with respect to the payment of quarterly interest. Further, the risk of cross-default exists for each of the Related Party Notes if the holder of the Term Loan Facility exercises its right to terminate the Term Loan Facility and accelerate its maturity. In July 2017, Oltasho agreed to waive through their respective maturity dates its rights under all default provisions of each of the Related Party Notes.

2011 Promissory Note

EPNL, the Company's wholly owned subsidiary, has a $25.0 million borrowing facility under a promissory note (the "2011 Promissory Note"). Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day LIBOR plus 2% per annum, payable quarterly. In March 2017, the 2011 Promissory Note was amended to extend the maturity date to April 2018. As consideration for the extension, the 2011 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. In July 2017, the 2011 Promissory Note was amended to extend the maturity date to December 2019. The entire $25.0 million facility amount can be utilized for general corporate purposes. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. As of December 31, 2017, the outstanding principal and accrued interest under the 2011 Promissory Note were $24.9 million and $2.5 million, respectively.

As referred to above, this Note was transferred to Oltasho during 2017.

2014 Convertible Subordinated Note

As partial consideration in connection with the February 2014 acquisition of interests in Oil Mining Leases ("OMLs") located offshore Nigeria from Allied, the Company issued the $50.0 million Convertible Subordinated Note in favor of Allied (the "2014 Convertible Subordinated Note"). Interest on the 2014 Convertible Subordinated Note accrues at a rate per annum of one-month LIBOR plus 5%, payable quarterly in cash until the maturity of the 2014 Convertible Subordinated Note five years from the closing of the Allied Transaction.

At the election of the holder, the 2014 Convertible Subordinated Note is convertible into shares of the Company’s common stock at an initial conversion price of $4.2984 per share, subject to anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinated to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The following events, among others, constitute an Event of Default under the 2014 Convertible Subordinated Note: the Company failing to pay interest within thirty days of the due date; the Company failing to pay principal when due; bankruptcy, insolvency, liquidation or dissolution of the Company; a material breach of the 2014 Convertible Subordinated Note by the Company that remains unremedied within ten days of such material breach; or a representation or warranty of the Company proves to have been incorrect or materially inaccurate when made. Upon any event of default, all outstanding principal and interest under any loans will become immediately due and payable. As of December 31, 2017, outstanding principal and interest was $50.0 million and $11.4 million, respectively.

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

As referred to above, this Note was transferred to Oltasho during 2017.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Convertible Note

In March 2015, the Company entered into a borrowing facility with Allied in the form of a Convertible Promissory Note (the "2015 Convertible Note"), allowing the Company to borrow up to $50.0 million for general corporate purposes. In March 2017, the maturity date of the 2015 Convertible Note was extended to April 2018. Interest accrues at the rate of LIBOR plus 5% and is payable quarterly.

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

As of December 31, 2017, the outstanding balance of the 2015 Convertible Note and accrued interest was $48.5 million and $8.2 million, respectively.

As referred to above, this Note was transferred to Oltasho during 2017.

2016 Promissory Note

As of December 31, 2017, the outstanding balance under the Promissory Note entered into in 2016 with an entity related to the Company's then majority shareholder (the "2016 Promissory Note") was $6.4 million. Accrued interest on the 2016 Promissory Note was approximately $1.0 million as of December 31, 2017. In March 2017, the maturity date of the 2016 Promissory Note was extended to April 2018. As consideration for the extension, the 2016 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. In July 2017, the maturity date of the 2016 Promissory Note was extended to April 2023.

NOTE 9. — RELATED PARTY TRANSACTIONS

Assets and Liabilities

The Company has transactions in the normal course of business with its shareholders, CEHL and their affiliates. Effective April 3, 2017, Oltasho became a majority shareholder of the Company and the holder of the Related Party Notes. CEHL and its affiliates, which include Allied, are entities controlled by Dr. Lawal. These entities are deemed to be related parties for financial reporting purposes. The table below sets forth the related party assets and liabilities as of December 31, 2017 and 2016:

	As of December 31,
(In thousands)	2017	2016
Accounts receivable	$2,926	$1,956
Accounts payable and accrued liabilities	$40,483	$29,513
Short-term note payable - related party	$200	$—
Long-term notes payable - related party	$129,830	$129,796

As of December 31, 2017 and 2016, the related party receivable balances of $2.9 million and $2.0 million, respectively, were for advance payments made for certain transactions on behalf of affiliates.

As of December 31, 2017 and 2016, the Company owed $40.5 million and $29.5 million, respectively, to affiliates primarily for logistical and support services in relation to the Company's oilfield operations in Nigeria, as well as accrued interest on the various related party notes payable. As of December 31, 2017 and 2016, accrued and unpaid interest on the various related party notes payable were $23.3 million and $15.2 million, respectively.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company had a related party short term note payable balance of $0.2 million under a short term loan agreement entered into with an affiliate.

As of December 31, 2017, the Company had a combined note payable balance of $129.8 million owed to affiliates, consisting of $24.9 million in borrowings under the 2011 Promissory Note, $50.0 million in borrowings under the 2014 Convertible Subordinated Note, $48.5 million in borrowings under the 2015 Convertible Note, net of discount and $6.4 million under the 2016 Promissory Note. As of December 31, 2016, the Company had a long-term note payable balance of $129.8 million owed to an affiliate, consisting of $24.9 million in borrowings under the 2011 Promissory Note, $50.0 million in borrowings under the 2014 Convertible Subordinated Note, and $48.5 million in borrowings under the 2015 Convertible Note, net of discount. See Note 8. - Debt for further information relating to the notes payable transactions.

Results from Operations

The table below sets forth the transactions incurred with affiliates during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Total operating expenses	$11,058	$14,621	$15,106
Interest expense	$8,157	$6,843	$5,490

Certain affiliates of the Company provide procurement and logistical support services to the Company’s operations. In connection therewith, during the years ended December 31, 2017, 2016 and 2015, the Company incurred operating costs amounting to approximately $11.1 million, $14.6 million and $15.1 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company incurred interest expense, excluding debt discount amortization, totaling approximately $8.2 million, $6.8 million and $5.5 million, respectively, attributed to its related party notes payable.

Non-controlling Interests

In April 2014, the Company, through its 50% ownership of its Erin Energy Ghana Limited subsidiary, signed a Petroleum Agreement with the Republic of Ghana relating to the Expanded Shallow Water Tano block offshore Ghana. An affiliate of the Company owns the remaining 50% non-controlling interest in the Erin Energy Ghana Limited subsidiary.

NOTE 10. — COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s significant future commitments on non-cancellable operating leases and estimated obligations arising from its minimum work obligations for the five years after December 31, 2017 and thereafter:

	Payments Due By Period
(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations:
FPSO - Nigeria	$145,087	$48,363	$48,362	$48,362	$—	$—	$—
Office leases	972	485	383	65	39	—	—
Minimum work obligations:
The Gambia	145	145	—	—	—	—	—
Total	$146,204	$48,993	$48,745	$48,427	$39	$—	$—

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company rents office space and miscellaneous office equipment under non-cancelable operating leases. Office rent expense, net of sublease income, for the years ended December 31, 2017, 2016 and 2015, was $0.8 million, $1.1 million and $0.9 million, respectively. At December 31, 2017, minimum future rental commitments for office leases were a total of approximately $1.0 million.

In March 2017, the Company entered into a drilling services contract with Pacific Drilling using the Pacific Bora drilling rig. The Company used this rig to drill well Oyo-9 on the Oyo field in the deepwater offshore Nigeria. Under the contract, the Company has the option to drill up to two additional wells. The Pacific Bora is a highly efficient sixth generation double-hulled drillship currently in Nigeria and was mobilized to the Oyo field and on site August 1, 2017. The rig can be used for both drilling and well completion. In October 2017, the Company successfully completed the drilling phase of the Oyo-9 well. However, due to chronic delays in the release of the remaining funds and improper interference by the guarantor of the MCB Finance Facility, the Company temporarily suspended the completion and hookup of the Oyo-9 well. The option to extend the contract was exercised and was used to drill the Company's potential high-impact exploration well ("Oyo-NW"), in the Miocene formation of the OMLs. The contract provides for a base operating rate of $150,000 per day.

Contingencies

Legal Contingencies and Proceedings

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2017, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

On January 22, 2016, a request for arbitration was filed with the London Court of International Arbitration by Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited, as Claimants, against the Company and its Nigerian subsidiary, EPNL, as Respondents (the “Arbitration”). The Arbitration was in relation to a drilling contract entered into by the Claimants and EPNL, and a parent company guarantee provided by the Company in relation thereto. On July 19, 2017, the London Court of International Arbitration issued a “First Partial Final Award by Consent” (the “Consent Award”) in a proceeding between the Claimants and Respondents to resolve claims by the Claimants arising out of a contract for oilfield services done in relation to the Company's ordinary course of business. Pursuant to the Consent Award, the Respondents are liable to pay Claimants approximately $20.2 million and 11.8 million Nigerian Naira (NGN), equal to approximately $33,000 U.S. dollars. On August 25, 2017 Transocean Offshore Gulf of Guinea VII Limited and Indigo Drilling Limited filed a “Petition for Confirmation of Arbitral Award” in the United States District Court for the Southern District of Texas seeking confirmation and enforcement of the Consent Award. On March 12, 2018 the United States District Court for the Southern District of Texas issued an order

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granting Transocean Offshore Gulf of Guinea VII Limited’s and Indigo Drilling Limited’s motion to enforce the Consent Award and for entry of final judgment.  Specifically, the Consent Award was confirmed as the judgment of the United States District Court for the Southern District of Texas.  The parties are in the process of negotiating a settlement agreement concerning the Company’s payment of the Consent Award.

On February 5, 2016, a class action and derivative complaint was filed in the Delaware Chancery Court purportedly on behalf of the Company and on behalf of a putative class of persons who were stockholders as of the date the Company (1) acquired the remaining economic interests in the production sharing contract ("the PSC ") and related assets, contracts and rights pertaining to the OMLs located offshore Nigeria, including the producing Oyo field (the "Allied Assets") pursuant to the Transfer Agreement and (2) issued shares to the PIC in a private placement (collectively the “February 2014 Transactions”).  The complaint alleges the February 2014 Transactions were unfair to the Company and purports to assert derivative claims against (1) the seven individuals who served on our Board at the time of the February 2014 Transactions and (2) the Company's then majority shareholder, CEHL.  The complaint also purports to assert a direct breach of fiduciary duty claim on behalf of the putative class against the seven individuals who served on the Company's Board at the time of the February 2014 Transactions on the grounds that they purportedly caused the Company to disseminate a false and misleading proxy statement in connection with the 2014 Transactions, and a direct claim for aiding and abetting against Dr. Kase Lawal, the former Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. The plaintiff is seeking, on behalf of the Company and the putative class, an undisclosed amount of compensatory damages.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  On March 3, 2016, all of the defendants, including the Company, filed motions to dismiss the complaint (the "Motion to Dismiss"), which motions were heard on January 18, 2017. The plaintiffs filed a motion to supplement their petition to include a claim relating to what Allied paid or did not pay Nigerian Agip Exploration Limited for the asset. On May 23, 2017, the court granted plaintiffs’ motion to supplement petition. On June 23, 2017, the defendants filed short motions to dismiss the supplemental allegations. The plaintiffs filed their response on July 12, 2017 and the defendants filed a reply on July 21, 2017. The Motion to Dismiss was granted by the Court of Chaucery in a Memorandum Opinion on November 7, 2017. The plaintiff filed a timely notice of appeal to the Memorandum Opinion in the Supreme Court of the State of Delaware. Plaintiffs filed an opening brief with that court. The Company then filed a response brief followed by plaintiff's reply brief. A hearing of oral arguments, if any, is expected to occur in April, 2018.

On June 27, 2017, BGP Kenya Limited ("BGP") filed suit against the Company’s operating subsidiary, Erin Energy Kenya Limited ("EEKL") in the High Court of Kenya. BGP is seeking approximately $12.2 million in damages, which includes interest of approximately $2.7 million for allegedly unpaid amounts in connection with BGP’s performance of seismic services in Kenya done in relation to the Company's ordinary course of business. EEKL is contesting the proceedings.

On July 13, 2017, Multiplan Nigeria Limited ("Multiplan") entered into a settlement agreement and release (the “Multiplan Settlement Agreement”) with EPNL for $3.0 million, to resolve claims by Multiplan for work done in relation to the Company's ordinary course of business. As a result thereof, the Company decreased its accounts payable and accrued liabilities by $0.2 million with a corresponding decrease to its oil and gas properties as of December 31, 2017. As of December 31, 2017, all remaining amounts claimed by Multiplan were discharged by EPNL.

On July 14, 2017, Aker Solutions Inc. ("Aker") entered into a settlement agreement and release (the “Aker Settlement Agreement”) with EPNL for $2.5 million, to resolve claims by Aker for work done in relation to the Company's ordinary course of business. As a result thereof, the Company decreased its accounts payable and accrued liabilities by $10.2 million with a corresponding decrease to its oil and gas properties as of December 31, 2017. As of December 31, 2017 all remaining amounts claimed by Aker were discharged by EPNL.

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

On January 26, 2018, the Company and its subsidiary, EPNL, filed a complaint against Public Investment Corporation SOC Ltd., ("PIC"), with the Supreme Court of New York, County of New York, Commercial Division.  The complaint alleges that PIC  is wrongfully attempting to control the approval and payment of funds from MCB under the MCB Finance Facility, (see Note 8 - Debt for further information), which resulted in the suspension of completion of the Oyo-9 well. .

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Loss Contingency

As of December 31, 2017, the Company has not accrued penalty and interest related to certain outstanding transactional tax obligations in Nigeria, including withholding taxes, value-added taxes, Nigerian Oil and Gas Industry Content Development Act (NCD) tax, Cabotage taxes, and Niger Delta Development Corporation taxes (NDDC). As of the date of this report, the Company believes that, based on its experience with local practices in Nigeria, no notice of penalty and interest has been assessed by any Nigerian taxing authority, however the likelihood of being assessed penalty and interest is reasonably possible, with an estimated liability up to $27.4 million.

Contingency under the Allied Transfer Agreement

As provided for under the Transfer Agreement with Allied, the Company is required to make the following additional payments upon the occurrence of certain future events: (i) $25.0 million cash or the equivalent in shares of the Company’s common stock, within fifteen days following the approval of a development plan by the Nigerian Department of Petroleum Resources ("DPR") with respect to a first new discovery of hydrocarbons in a non-Oyo field area; and (ii) $25.0 million cash or the equivalent in shares of the Company’s common stock within fifteen days starting from the commencement of the first hydrocarbon production in commercial quantities in a non-Oyo field area. The number of shares to be issued is to be determined by calculating the average closing price of the Company’s common stock over a period of thirty days, counted back from the first business day immediately prior to the approval of a development plan by DPR or the date of the first hydrocarbon production in commercial quantities, as applicable.

Allied's interests were transferred to Oltasho in April of 2017.

Contingency under the 2015 Convertible Note

As part of the condition to the extension of the maturity date of the 2015 Convertible Note entered into in March 2016, the Company is required to (i) pay the holder of the note an amount equal to ten percent (10%) of any successful debt fundraising event completed during the remaining term of the 2015 Convertible Note; and (ii) pay the holder of the note an amount equal to twenty percent (20%) of any successful equity fundraising event completed during the remaining term of the 2015 Convertible Note. The execution of the MCB Financing Facility in February 2017 triggered item (i) above of which a payment is due to the holder of the note under these provisions.

NOTE 11. — STOCK BASED COMPENSATION

Under the Company’s amended 2009 Equity Incentive Plan (“2009 Plan”), the Company may issue restricted stock awards and stock options to result in issuance of a maximum aggregate of 16.7 million shares of common stock. Options awarded expire between five and ten years from the date of the grant, or a shorter term as fixed by the Board of Directors.

Stock Options

The table below sets forth a summary of stock option activity for the year ended December 31, 2017.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Underlying Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock Options
Outstanding at December 31, 2016	1,147	$2.54	2.0
Granted	745	$2.26	0.9
Exercised	(511)	$1.81	—
Forfeited	(639)	$2.69	—
Expired	(145)	$3.55	—
Outstanding at December 31, 2017	597	$2.40	1.5
Expected to vest	145	$1.88	4.4
Exercisable at December 31, 2017	452	$2.57	0.6

During the year ended December 31, 2017, the Company issued 183,160 shares of common stock as a result of the exercise of stock options, all of which were issued as a result of the cashless exercise of options to purchase 510,555 shares of common stock. Also, during the year ended December 31, 2017, options to purchase 144,842 shares of common stock expired, and options to purchase 638,891 shares were forfeited.

The total intrinsic value of options outstanding and options exercisable were $0.4 million and $0.2 million, respectively, at December 31, 2017. The total intrinsic values realized by recipients on options exercised were $0.5 million, $0.7 million, and $0.01 million in 2017, 2016 and 2015, respectively.

The Company recorded compensation expense relative to stock options in 2017, 2016 and 2015 of approximately $0.1 million, $0.4 million and $1.3 million, respectively. As of December 31, 2017, there were approximately $0.1 million of total unrecognized compensation cost related to stock options, with $0.04 million, $0.04 million and $0.02 million to be recognized during the years ended December 31, 2018, 2019 and 2020, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the weighted-average amounts and the assumptions used in the model for options awarded in each year under equity incentive plans.

	2017	2016	2015
Expected price volatility	83.9% - 87.3%	—%	77.1% - 83.1%
Risk free interest rate (U.S. treasury bonds)	1.4% - 1.5%	—%	1.0% - 1.2%
Expected annual dividend yield	—	—	—
Expected option term (years)	3.0	—	3.0
Weighted-average grant date fair value per share	$1.23	$—	$2.73

Stock Warrants

The table below sets forth a summary of stock warrant activity for the year ended December 31, 2017.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Underlying Warrants (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Stock warrants
Outstanding at December 31, 2016	2,983	$3.59	3.2
Granted	7,273	$2.75	2.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2017	10,256	$2.99	2.1
Expected to vest	—	$—	—
Exercisable at December 31, 2017	10,256	$2.99	2.1

The total intrinsic value of warrants outstanding and exercisable was $0.5 million at December 31, 2017.

On October 27, 2017, the Company, through its wholly-owned subsidiary, EPNL, entered into a loan agreement with James Street Capital Partners Limited, as the lender. In consideration for the loan, the Company issued a stock purchase warrant to JSC to purchase up to 7,272,727 shares of the Company's common stock at $2.75 per share. The warrants include a repurchase right such that upon repayment in full of the amount borrowed the Company may repurchase the warrants at their fair market value. The warrants expire December 31, 2019. See Note 8 – Debt - Long Term Debt - 2017 James Street Capital Note.

During the year ended December 31, 2016, and in connection with the execution of the 2015 Convertible Note, the Company issued to Allied warrants to purchase 48,291 shares of the Company’s common stock at exercise prices ranging from $2.00 to $2.13 per share. The warrants are exercisable at any time starting from the date of issuance and have a five-year term. See Note 8 – Debt - Long Term Debt - Related Party - 2015 Convertible Note.

During the year ended December 31, 2014, as compensation for services received, the Company issued warrants to a service provider to purchase 0.3 million shares of common stock at an exercise price of $3.36 per share. The warrants are exercisable at any time starting from the date of issuance and have a five year term. During the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation expense of nil, nil and $0.4 million, respectively, related to these warrants, based on the Black-Scholes option pricing model.

The table below shows the weighted-average amounts and the assumptions used in the model for warrants issued during each year.

	2017	2016	2015
Expected price volatility	82.2%	84.7% - 84.8%	76.8% - 83.2%
Risk free interest rate (U.S. treasury bonds)	1.6%	0.8%	0.8% - 1.1%
Expected annual dividend yield	—	—	—
Expected option term (years)	2.0	3.0	3.0
Weighted-average grant date fair value per share	$1.23	$1.12	$1.86

Restricted Stock Awards (“RSA”)

In addition to stock options, the Company’s 2009 Plan allows for the grant of restricted stock awards (“RSAs”). The Company determines the fair value of RSAs based on the market price of its common stock on the date of grant. Compensation cost for RSAs is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

The table below sets forth a summary of RSA activity for the year ended December 31, 2017.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares (In Thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock
Non-vested at December 31, 2016	2,072	$2.25
Granted	1,122	$3.00
Vested	(1,174)	$2.40
Forfeited	(861)	$2.96
Non-vested as of December 31, 2017	1,159	$2.30

During the year ended December 31, 2017, the Company granted its officers, directors, and employees a total of approximately 1.1 million shares of restricted common stock, including 0.2 million shares of performance-based restricted stock awards ("PBRSAs") to certain officers with vesting periods varying from immediate vesting to 36 months. During the year ended December 31, 2017, 860,607 shares of restricted common stock were forfeited.

With regards to the PBRSA, each grant will vest if the individuals remain employed three years from the date of grant and the Company achieves specific performance objectives at the end of the designated performance period. Up to 50% additional shares may be awarded if performance objectives are exceeded. None of the PBRSAs will vest if certain minimum performance goals are not met. The performance conditions are based on the Company’s total shareholder return over the performance period compared to an industry peer group of companies. Total estimated compensation expense, net of forfeitures, is $0.09 million over three years.

The Company recorded compensation expense relative to RSAs, including PBRSAs, in 2017, 2016 and 2015 of $1.9 million, $2.5 million and $3.3 million, respectively.

The total grant date fair value of RSA shares that vested during 2017 and 2016 was approximately $2.3 million and $2.1 million, respectively. As of December 31, 2017, there were approximately $0.7 million of total unrecognized compensation cost related to non-vested RSAs, with $0.6 million and $0.1 million to be recognized during the years ended December 31, 2018 and 2019, respectively.

Issuance of Common Shares

During September 2017, the Company issued 33,333 shares of restricted common stock to a consultant for services rendered with a fair value of $0.1 million.

Also during September 2017, the Company issued 1,282,355 shares of restricted common stock to a vendor under the September 2017 Settlement Agreement with a fair value of $3.5 million (See Note 10 - Commitments and Contingencies).

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. — INCOME TAXES

Following is a reconciliation of the expected statutory U.S. Federal income tax provision to the actual income tax expense for the respective periods:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net loss attributable to Erin Energy Corporation before income tax expense	$(151,892)	$(142,401)	$(430,937)
Expected income tax benefit at statutory rate of 35%	(53,162)	(49,840)	(150,828)
Increase (decrease) due to:
Tax Reform Act - rate change	18,762	—	—
Foreign rate differential	(19,530)	(17,202)	(59,467)
Change in valuation allowance	79,768	71,148	256,910
Investment tax credit - Nigeria	(23,728)	1,991	(35,580)
Non-deductible expenses and other	(2,110)	(6,097)	(11,035)
Total income tax benefit	$—	$—	$—

Significant components of our deferred tax assets are as follows:

	As of December 31,
(In thousands)	2017	2016
Basis difference in fixed assets	$19,126	$(3,249)
Unused capital allowances	644,099	572,051
Net operating losses	96,701	109,230
Other	10,295	12,421
	770,221	690,453
Valuation allowance	(770,221)	(690,453)
Net deferred income tax assets	$—	$—

The majority of the Company’s basis difference in fixed assets and unused capital allowances were generated from its Nigerian operations. The Company’s foreign net operating losses in Nigeria are not subject to expiration, and can be carried forward indefinitely. The foreign operating losses in The Gambia, Kenya and Ghana are included in the respective subsidiaries cost oil accounts, which will be offset against future taxable revenues. The U.S. Federal NOL will begin to expire in 2027.  The ability to utilize NOLs and other tax attributes could be subject to a limitation if the Company were to undergo an ownership change as defined in Section 382 of the Tax Code.

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

On the basis of this assessment, valuation allowances of $770.2 million and $690.5 million were recorded as of December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit.  The Company believes that its income tax positions and deductions will be sustained on audit and therefore no reserves for uncertain tax positions have been established.  Accordingly, no interest or penalties have been accrued as of December 31, 2017 and 2016.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States:	2007	-	2017
Nigeria:	2010	-	2017
Kenya:	2012	-	2017
The Gambia:	2012	-	2017

U.S. Tax Reform

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).  The provisional impacts of this legislation are outlined below:

·         Beginning January 1, 2018, the U.S. corporate income tax rate will be 21%.  The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted.  The provisional effect of the rate change is a decrease to the deferred tax asset of $18.8 million. However, as the Company has a full valuation allowance on its net deferred tax asset, the deferred tax recognized due to the change in rate will be offset with a change in the valuation allowance.  Therefore, there was no overall impact to the Financial Statements in 2017 due to this change in rate.

·         The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on the Company’s reasonable estimate of the Transition Tax, there is no provisional Transition Tax expense. The Company has not completed its accounting for the income tax effects of the transition tax and is continuing to evaluate this provision of the Tax Act.

·         The Tax Act creates a new requirement that GILTI income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. The Company has not recorded any amounts related to potential GILTI tax in the Company’s financial statements.

Other provisions in the legislation, such as interest deductibility and changes to executive compensation plans are not expected to have material implications to the Company’s financial statements.  The income tax effects recorded in the Company’s financial statements as a result of the Tax Reform Act are provisional in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin number 118 (“SAB 118”) as the Company has not yet completed its evaluation of the impact of the new law. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations.

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. — SEGMENT INFORMATION

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

The table below sets forth segment activity for the years ended December 31, 2017, 2016, and 2015.

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
For the Years Ended December 31,
2017
Revenues	$101,173	$—	$—	$—	$—	$101,173
Operating income (loss)	$(118,570)	$(1,504)	$1,308	$(2,051)	$(9,718)	$(130,535)
2016
Revenues	$77,815	$—	$—	$—	$—	$77,815
Operating loss	$(119,346)	$(2,569)	$(1,570)	$(1,677)	$(11,830)	$(136,992)
2015
Revenues	$68,429	$—	$—	$—	$—	$68,429
Operating loss	$(387,448)	$(8,038)	$(5,209)	$(1,931)	$(13,807)	$(416,433)

The table below sets forth the total assets by segment as of December 31, 2017 and 2016.

(In thousands)	Nigeria	Kenya	The Gambia	Ghana	Corporate and Other	Total
Total Assets
December 31, 2017	$243,030	$40	$1,782	$5,367	$909	$251,128
December 31, 2016	$281,050	$698	$3,034	$3,648	$771	$289,201

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. — SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (In thousands, except for per share amounts)

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$31,278	$14,588	$33,643	$21,664
Operating loss	$(25,092)	$(89,133)	$(10,030)	$(6,280)
Net loss attributable to Erin Energy Corporation	$(26,506)	$(98,565)	$(14,070)	$(12,751)
Net loss per common share attributable to Erin Energy Corporation
Basic	$(0.12)	$(0.46)	$(0.07)	$(0.06)
Diluted	$(0.12)	$(0.46)	$(0.07)	$(0.06)
	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$4,929	$23,151	$28,619	$21,116
Operating loss	$(28,293)	$(27,199)	$(21,817)	$(59,683)
Net loss attributable to Erin Energy Corporation	$(32,411)	$(22,572)	$(23,471)	$(63,947)
Net loss per common share attributable to Erin Energy Corporation
Basic	$(0.15)	$(0.11)	$(0.11)	$(0.30)
Diluted	$(0.15)	$(0.11)	$(0.11)	$(0.30)

ERIN ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. — SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company granted to employees approximately 0.1 million shares of restricted stock, and granted performance-based restricted stock awards (PBRSA) to certain officers totaling 0.2 million shares.

On February 22, 2018, the Company entered into a Promissory Note ("the 2018 Promissory Note'") with CAMAC International Corporation in the amount of $600,000. Interest accrues on the outstanding principal of the 2018 Promissory Note at the rate of LIBOR plus 5% and matures on September 30, 2018.

In February of 2018, FAR, the Company's joint venture partner in the Gambia, reported that a subsidiary of Petroliam Nasional Berhad ("PETRONAS"), has signed a Farm-out Agreement ("FOA") with them. The FOA, expected to be completed March 31, 2018, assigns a 40% interest in the A2 and A5 offshore blocks in The Gambia to PETRONAS with FAR retaining operatorship and a 40% interest in each block. Erin Energy has a 20% interest in blocks A2 and A5 following its farm-out to FAR in 2017.

On February 26, 2018, the Company executed the Convertible Subordinated Note Amendment and Debt Conversion Agreement (the "Conversion Agreement") effective December 29, 2017, whereby the conversion price of the 2014 Convertible Subordinated Note was amended to $2.75, and the holder of the 2014 Convertible Subordinated Note agreed to convert the outstanding principal and interest balance of the note Company in exchange for 22,327,327 shares of common stock. The shares are expected to be issued during the first quarter of 2018.

ERIN ENERGY CORPORATION
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

The unaudited supplemental information on oil and gas exploration and production activities for 2017, 2016 and 2015 has been presented in accordance with FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The totality of the Company’s proved reserves are located offshore Nigeria.

Estimated Net Proved Crude Oil Reserves

The following estimates of the net proved crude oil reserves in Nigeria are based on evaluations prepared by third-party reservoir engineers DeGolyer and MacNaughton (“D&M”). D&M has prepared evaluations on 100 percent of our rights to proved reserves and the estimates of proved crude oil reserves attributable to our net interests in oil and gas properties for the years ended December 31, 2017, 2016 and 2015. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. The average first-day-of-the-month commodity prices during the 12-month periods ending on December 31, 2017, 2016, and 2015, were $54.19, $42.21, and $53.51 per barrel of crude oil, respectively, including price differentials.

Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Crude Oil
(MBbls)
International
December 31, 2014	9,051
Revisions	4,497
Production	(1,564)
December 31, 2015	11,984
Revisions	(980)
Production	(1,754)
December 31, 2016	9,250
Revisions	(418)
Production	(1,725)
December 31, 2017 (1)	7,107

Proved developed reserves
December 31, 2015	7,594
December 31, 2016	3,256
December 31, 2017	—

Proved undeveloped reserves
December 31, 2015	4,390
December 31, 2016	5,994
December 31, 2017	7,107
  (1) Total proved volume of 7,107 MBbls as of December 31, 2017 include proved developed volumes of 3,210 MBbls from Oyo-7 and Oyo-8 producer wells.

The 418 MBbls downward revision during the year ended December 31, 2017 was due to the higher operating costs applied compared to 2016. The 980 MBbls downward revision in our proved reserves for the year ended December 31, 2016 was due to field depletion during 2016 and the poorer performance of well Oyo-7 than initially predicted. The 4,497 MBbl upward revision in our proved reserves during 2015 was primarily due to the excellent performance of one of our producing wells and better projected performance for one of our planned wells.

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

	As of December 31,
(In thousands)	2017	2016
International
Proved properties	$749,012	$671,913
Unproved properties	28,373	42,850
Materials and equipment	36,665	34,704
Total capitalized costs	814,050	749,467
Accumulated depreciation, depletion and amortization	(614,648)	(483,754)
Net capitalized costs	$199,402	$265,713

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

	Years Ended December 31,
(In thousands)	2017	2016	2015
International
Property acquisitions
Proved	$—	$—	$—
Unproved	—	—	1,000
Exploration (1)	26,750	39,269	16,437
Development	56,418	1,669	135,966
Total costs incurred	$83,168	$40,938	$153,403

(1)
Includes capitalized exploratory drilling costs, as well as other geological and geophysical costs. In 2016, this includes the write-off of the Company's suspended exploratory well costs related to the Miocene and Pliocene exploration drilling of $33.0 million, which was capitalized in prior years pending the completion of its evaluation as proved reserves.

ERIN ENERGY CORPORATION
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Results of Continuing Operations

Results of continuing operations for producing activities consist of all activities within the oil and gas exploration and production operations.

	Years Ended December 31,
(In thousands)	2017	2016	2015
International
Revenues	$101,173	$77,815	$68,429
Production, Crude inventory, G&A and other costs	(83,792)	(103,278)	(94,299)
Exploratory expenses	(816)	(34,371)	(1,706)
Depreciation, depletion and amortization	(55,111)	(57,620)	(98,664)
Impairment of oil and gas properties	(78,091)	(25)	(261,208)
Results from oil and gas producing activities	$(116,637)	$(117,479)	$(387,448)

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

	Years Ended December 31,
(In thousands)	2017	2016	2015
International
Future cash inflows from production sold	$385,122	$390,466	$641,351
Future production costs	(238,986)	(225,863)	(330,583)
Future development costs	(86,860)	(103,914)	(95,081)
Future income taxes	(13,610)	(11,076)	(27,921)
Future net cash flows before discount	45,666	49,613	187,766
Discount at 10% annual rate	(4,623)	(6,028)	(25,799)
Standardized measure of discounted future cash flows	$41,043	$43,585	$161,967

ERIN ENERGY CORPORATION
SUPPLEMENTAL DATA ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

Change in Standardized Measure of Discounted Future Net Cash Flows

	Years Ended December 31,
(In thousands)	2017	2016	2015
International
Balance at Beginning of Year	$43,585	$161,967	$237,049
Sales of oil and gas, net of production costs	(19,474)	26,932	28,372
Net changes in prices and production costs	17,294	(111,408)	(328,943)
Net change due to revision of quantity estimates	(7,724)	(12,556)	100,547
Net change due to purchases of minerals in place	—	—	—
Changes in estimated future development costs	14,982	(7,760)	103,652
Accretion of discount	3,829	16,197	21,432
Net change in income taxes	(2,278)	14,798	8,590
Change in production costs, timing, and other	(9,171)	(44,585)	(8,732)
Balance at End of Year	$41,043	$43,585	$161,967

S-4