Form 10-K/A
period 2017-12-31
Erin Energy Corp.
filed 2018-04-30
CIK 1402281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------
FORM 10-K/A
(Amendment No. 1)
-------

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

001-34525
(Commission File Number)

ERIN ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	30-0349798
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1330 Post Oak Blvd., Suite 2250, Houston, TX 77056
(Address of Principal Executive Office) (Zip Code)

(713) 797-2940
(Registrant’s telephone number, including area code)
-------
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value.

-------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐
No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Small reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $132,949,914 based on a share price of $1.45. All executive officers and directors of the registrant have been deemed, solely for the purpose of the forgoing calculation, to be “affiliates” of the registrant. As of April 2, 2018, there were 215,271,128 shares of Common Stock outstanding.
As of March 1, 2018, there were 215,337,614 shares of common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) amends Erin Energy Corporation’s (the “Company's”) Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2018. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K, including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. The Part III information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.

This Amendment reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits described above. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way and, therefore, does not reflect any events which occurred subsequent to the filing of the Original 10-K.

Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Set forth below are the names of our current members of the Board of Directors (the "Board") and current senior executive officers, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. Directors are elected at each annual meeting of stockholders, and each executive officer serves until his or her resignation, death, or removal by the Board.

Name	Age	Position(s)
Frank C. Ingriselli	64	Chairman
Sakiru Adefemi (Femi) Ayoade	48	Chief Executive Officer and Director
Mahmud Yayale Ahmed	66	Director
Dr. Lee Patrick Brown	80	Director
Dudu Hlatshwayo	54	Director
Dr. John Rudley	70	Director
J. Michael Stinson	74	Director
Heidi Wong	59	Senior Vice President, Corporate Services and Assistant Corporate Secretary
Abdsulsabur Oladipupo (Dippo) Bello	50	Vice President, Financial Planning and Treasurer

FRANK C. INGRISELLI. Mr. Ingriselli has served as a member of the Board of Directors and as Chairman of the Board of Directors of the Company, since May 2017. Mr. Ingriselli serves as the President and Chief Executive Officer of Blackhawk Energy Ventures Inc. (“Blackhawk”), a position he has held since founding the company in 2016, and has more than 38 years of experience in the energy industry with wide ranging oil and natural gas exploration and production company (“E&P”) experience in diverse geographies, business climates and political environments. Mr. Ingriselli was the founder of Pacific Energy Development Corp. (“Pacific Energy Development”) in 2011, which was later acquired by PEDEVCO Corp. (“PEDEVCO”), an NYSE American listed company, in July 2012, and the co-founder of Pacific Asia Petroleum Inc. (our predecessor entity, “PAP”) in 2005. In addition to founding Pacific Energy Development, he served as its President and Chief Executive Officer and as a Director prior to its acquisition. After PEDEVCO acquired Pacific Energy Development, Mr. Ingriselli has served as the Chairman of PEDEVCO’s board of directors, and served as its Chief Executive Officer from 2012 to 2016 and as its President from July 2012 to October 2014. Additionally, Mr. Ingriselli served as PAP’s President, Chief Executive Officer and a member of its board of directors from 2005 to July 2010.

Mr. Ingriselli began his career at Texaco, Inc. (“Texaco”) in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department and Middle East/Far East Division and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco's global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing a large international investment in Russia . In 1998, Mr. lngriselli returned to Texaco's Executive Department with responsibilities for Texaco’s power and gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC (“GVEST”), an energy consulting firm, for which Mr. lngriselli continues to serve as the President and Chief Executive Officer.

From 2000 to 2006, Mr. Ingriselli sat on the Board of the Electric Drive Transportation Association (where he was also Treasurer) and the Angelino Group, and was an officer of several subsidiaries of Energy Conversion Devices Inc., a U.S. public corporation engaged in the development and commercialization of environmental energy technologies. From 2001 to 2006, he was a Director and Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the critical need for advanced energy technology and the growing demand for low-cost high quality components, and Eletra Ltd, a Brazilian hybrid electric bus developer. Mr. lngriselli currently sits on the Advisory Board of the Eurasia Foundation, a Washington D.C.-based non-profit that funds programs that build democratic and free market institutions in the new independent states of the former Soviet Union, and since May 2015, as a non-executive director and Chairman of the Board of Caspian Energy Inc., an oil and gas exploration company operating in Kazakhstan.

Mr. Ingriselli graduated from Boston University in 1975 with a Bachelor of Science degree in Business Administration. He also earned a Master of Business Administration degree from New York University in both Finance and International Finance in 1977 and a Juris Doctor degree from Fordham University School of Law in 1979.

SAKIRU ADEFEMI (FEMI) AYOADE. Sakiru Adefemi (Femi) Ayoade has served as a member of the Board of Directors since May 2017, has served as the Chief Executive Officer of the Company since May 2017, and served as our Vice President of Production Operations from May 2016 to May 2017, and has served as the Managing Director of Erin Petroleum Nigeria Limited since 2013. From 2008 to 2013, he was a Senior Technical Executive at CAMAC Petroleum Limited and Allied Energy Plc Nigeria, where, among other things, he managed and directed all aspects of the Oyo Field development. From 2006 to 2008, he was a Senior Drilling Engineer at Nigeria Agip Exploration (a subsidiary of ENI), and from 1997 to 2005, he was a Senior Petroleum Engineer at Allied Energy Resources Nigeria Limited. Mr. Ayoade earned a Master of Science in petroleum engineering from the University of Houston and a Higher National Diploma from the Petroleum Training Institute and has had extensive training in drilling, completion and subsea engineering.

MAHMUD YAYALE AHMED. Mr. Ahmed has served as a member of the Board of Directors of the Company since May 2017. Mr. Ahmed has an extensive history of government service on behalf of the Republic of Nigeria and has served at the highest levels of the Nigerian Government. From September 2008 to May 2011, Mr. Ahmed served as the Secretary to the Government of the Federation of Nigeria, a role that involved serving as Secretary to all Councils and bodies chaired by the President of the Republic, such as the Federal Executive Council and the Council of State. From July 2007 to September 2008, Mr. Ahmed served as the Minister of Defence, and from December 2000 to July 2007, Mr. Ahmed served as the Head of Civil Service, where he was responsible for instituting fundamental reforms. Mr. Ahmed holds an undergraduate degree in social science with a specialization in government and a master’s degree in public administration with a specialization in public finance from Ahmadu Bello University. Mr. Ahmed has served on the board of directors of Industrial and General Insurance since 2014 and assumed the role of chairman of the board of Industrial and General Insurance in 2016. Mr. Ahmed has also served as the chairman of the board of directors of Jos Electricity Distribution Company since he joined that board in 2013.

Mr. Ahmed also holds several honorary doctorate degrees including: an honorary doctorate degree in law by the University of Abuja; an honorary doctorate degree of letters by the Bayero University; Doctor of Letters (D. Litt. Honoris Causa) from the University of Benin; Doctor of Science (DSC Honoris Caus) from the Abubakar Tafawa Balewa University of Technology; Doctor of Letters (D. Litt Honoris Causa) from the University of Usmanu Danfodiyo University; Doctor of Science in international relations and strategic studies from Novena University; Doctor of Laws (LLD) FUTO, Honoris causa from the Federal University of Technology; and Doctor of Public Administration from Igbinedion University.
DR. LEE PATRICK BROWN. Dr. Brown has served on the Company’s Board since April 2010. Capping a career of public service dedicated to law enforcement, Dr. Brown was elected Mayor of the City of Houston on December 6, 1997, sworn in on January 2, 1998 and re-elected in 1999 and again in 2001, serving the maximum of three terms in office. Prior to his election as Mayor of the nation’s fourth-largest city, Dr. Brown served in President Clinton’s Cabinet as Director of the White House Office of National Drug Control Policy from 1993 to 1996. Dr. Brown rose through the law enforcement ranks: first as a patrolman with the San Jose, California Police Department; then as a Sheriff of Multnomah County, Oregon; followed by Commissioner of Public Safety in Atlanta, Georgia; Chief of Police in Houston, Texas; and Police Commissioner for New York City, New York.
Dr. Brown has an undergraduate degree in criminology from Fresno State University, a master’s degree in sociology from San Jose State University and a master’s degree and doctorate degree in criminology from the University California at Berkeley ("UC-Berkeley"), where he also is an UC-Berkeley Fellow. He was selected as UC-Berkeley’s 2004 Alumnus of the Year. He also holds honorary doctorate degrees from Florida International University, Portland State University, State University of New York, Fresno State University, John Jay College of Criminal Justice, Paul Quinn College and Howard University. He is an honorary visiting professor at four universities in China.
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
Dr. Brown is currently the Chairman and CEO of Brown Group International.

DUDU HLATSHWAYO. Ms. Hlatshwayo served on the Company’s Board from December 2015 until her resignation effective April 30, 2018, and was designated as such by the Public Investment Corporation (SOC) Limited (“PIC”) as described below under “Transactions with the Public Investment Corporation (SOC) Limited” to fill the vacancy created by the resignation of Dr.

Daniel M. Matjila. Ms. Hlatshwayo is an independent non-executive director of PIC, a position she has held since December 2013. She is the Chairman of Change EQ (PTY) Limited, a privately-held management consulting firm, which she founded in 2006. Ms. Hlatshwayo also serves on the boards of KZN Growth Fund, AFMETCO and the Land Bank. She previously served as a partner at Ernst & Young from 2005 to 2006. From 2004 to 2005, Ms. Hlatshwayo served as a director in the Corporate Finance Division of Andisa Capital (Pty) Ltd. From 1999 to 2004, she worked at Transnet SOC Ltd as a Group Executive, from 1996 to 1999, she worked at Telkom SA as a Senior Portfolio Manager, and from 1994 to 1996, she worked at ABSA Bank Limited as a Product Manager.

Ms. Hlatshwayo received her MBA from the University of South Africa with a specialization in Advanced Corporate Finance, and a Bachelor of Science degree with honors and a specialization in management science from the University of Cape Town.
DR. JOHN RUDLEY. Dr. Rudley served on the Company’s Board of Directors since May 2017 and retired from the Board of Directors effective April 19, 2018. Dr. Rudley served as the President of Texas Southern University from February 2008 to July 2016, where he was responsible for instituting substantive and far-reaching changes via administrative, academic, student and outreach initiatives. From June 2007 to February 2008, Dr. Rudley served as the Interim Chancellor for the University of Houston System and the Interim President for the University of Houston. Dr. Rudley also served as the Vice Chancellor for Administration and Finance for the University of Houston System and Vice President for Administration and Finance for the University of Houston from June 2002 to June 2007, the Vice Chancellor for Business and Finance for the Tennessee Board of Regents from March 1995 to June 2002 and the Vice Chancellor for Administration and Finance for the University of Tennessee at Chattanooga from December 1992 to March 1995. From August 1991 to December 1992, Dr. Rudley served as a Senior Technical Advisor at the U.S. Department of Education. In addition to his experience in education, Dr. Rudley was a Manager at Arthur Andersen / Arlington McRae from 1978 to 1981 and a Senior Auditor at Coopers and Lybrand, Certified Public Accountants from 1973 to 1977. Dr. Rudley served on the board of directors and audit committee of AMSouth Bank from 1993 to 2002.
Dr. Rudley is a Certified Public Accountant in Texas, earned a bachelor’s degree in business administration from the University of Toledo and a M.Ed. and Ed.D. from Tennessee State University.

J. MICHAEL STINSON. Mr. Stinson has served on the Company's Board since May 2016. From November 2005 to July 2015, he served as a member of the Board of Directors of Harvest Natural Resources, Inc. From September 2006 to December 2011, Mr. Stinson was Chairman of TORP Terminal LP, the U.S. unit of a Norwegian LNG technology company. From 2004 to November of 2009, he served as a director of Enventure Global Technology, Inc., an oil equipment company, and as Chairman of their Audit and Finance Committee. From January 2005 to November 2009, he was Chairman of the Board of Paulsson Geophysical Services, Inc., a vertical seismic profiling technology company. From February through August 2004, Mr. Stinson served with the U.S. Department of Defense and the Coalition Provisional Authority as Senior Advisor to the Iraqi Ministry of Oil. From 1965 to 2003, Mr. Stinson was with Conoco and ConocoPhillips in a number of assignments in operations and management, including, starting in 1996, serving on the Management Committee and, most recently, as Senior Vice President - Government Affairs in which he was responsible for government relations with particular emphasis on developing and facilitating international business development opportunities in various countries. Previous positions included Senior Vice President - Business Development, Vice President - Exploration and Production, Chairman and Managing Director of Conoco (UK) Limited, Vice President/General Manager of International Production for Europe, Africa and the Far East, and President and Managing Director of Conoco Norway, Inc.

Mr. Stinson earned a Bachelor of Science degree in industrial engineering from Texas Tech University and a Masters of Business Administration from Arizona State University. He is a member of the Society of Petroleum Engineers.

DIPPO BELLO. Mr. Bello has served as the Vice President, Financial Planning and Treasurer of the Company since May 2016 and since June 2017, has performed functions similar to those of a principal financial and principal accounting officer of the Company. Previously, from March 2014 to May 2016, Mr. Bello served as the Director of Financial Planning & Treasury of the Company. From August 2010 to February 2014, Mr. Bello served as a Senior Controller with CAMAC International Corporation. Mr. Bello received his Bachelor of Science in Accountancy from Obafemi Awolowo University in Ile-Ife, Nigeria and his Masters of Business Administration from the University of Houston, Bauer College of Business.

HEIDI WONG. Ms. Wong was appointed as Senior Vice President and Chief Administrative Officer in September 2013 and was appointed as Senior Vice President, Corporate Services in May 2016. She originally joined the Company in 2008 and served in various roles, including Vice President of Business Planning and Strategy and Managing Director of the Company’s China operations. As Managing Director of all China operations, she managed all aspects of in-country exploration operations, business development and government relations. Ms. Wong worked for more than two decades in business development, government liaison and commercial affairs in the Chinese energy market with both Texaco and Chevron. She held multiple key positions, including: Director of Marketing and Government Affairs for Texaco China, general representative for Texaco in Beijing prior to the Texaco-

Chevron merger, Vice President of Business Development and External Affairs for ChevronTexaco China Energy Co. following the Texaco-Chevron merger. Ms. Wong holds an MBA from Wuhan University and is a current member of the Association of International Petroleum Negotiators and The Society of Petroleum Engineers.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)
being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Our current corporate governance practices and policies are designed to promote stockholder value, and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines
We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website at http://www.erinenergy.com. Printed copies of these guidelines may be obtained, without charge, by contacting the Company at: Corporate Secretary, Erin Energy Corporation, 1330 Post Oak Boulevard, Suite 2250, Houston, Texas 77056.

Board and Board Committees

There are currently seven directors serving on the Company’s Board: Frank C. Ingriselli, Sakiru Adefemi (Femi) Ayoade, Mahmud Yayale Ahmed, Dr. Lee Patrick Brown, Dudu Hlatshwayo, Dr. John Rudley, and J. Michael Stinson.

The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has approved and adopted a written charter for each of the committees, which charters are available via the Company’s website at www.erinenergy.com. Printed copies of these charters may be obtained, without charge, by contacting the Company at: Corporate Secretary, Erin Energy Corporation, 1330 Post Oak Boulevard, Suite 2250, Houston, Texas 77056.

During the fiscal year ended December 31, 2017, the Board held a total of ten meetings. During 2017, all directors attended at least 75% of all Board meetings. We do not have a policy requiring Board members to attend the annual meeting of our stockholders. All members of the Board who were members of the Board on the date of our 2017 annual meeting of stockholders attended our 2017 annual meeting of stockholders.

Board Leadership Structure

The Company’s Board appointed Frank C. Ingriselli to act as Chairman of the Board in May 2017. As determined by the Board, Mr. Ingriselli is an “independent director” as that term is defined in Section 803A of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a separate Chairman and Chief Executive Officer. Mr. Ingriselli serves as Chairman and Mr. Ayoade serves as Chief Executive Officer. The Board does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the independent members of our Board (including Mr. Ingriselli as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling the independent directors to facilitate our Board’s independent oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure. The Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

We encourage our stockholders to learn more about our Company’s governance practices at our website, www.erinenergy.com.

Board Committee Membership

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Frank C. Ingriselli (1)			C	Yes
Sakiru Adefemi (Femi) Ayoade				No
Mahmud Yayale Ahmed			M	Yes
Dr. Lee Patrick Brown	M	C		Yes
Dudu Hlatshwayo	M	M	M	Yes
Dr. John Rudley	C	M		Yes
J. Michael Stinson	M	M		Yes

(1) Chairman of Board of Directors.

C - Chairman of Committee.
M - Member.
The Board’s Role in Risk Oversight
The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

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

•
The Nominating and Corporate Governance Committee oversees Company corporate governance matters in accordance with the Company’s Corporate Governance Guidelines, and establishes and maintains reasonable qualifications for persons serving as directors, identifies individuals qualified to become Board members, and nominates qualified candidates for election to the Board and appointments to fill vacancies on the Board.

Director Qualifications
Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Corporate Governance Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.
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
Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole
The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in various countries around the world and significant areas of future growth are located outside of the United States. The Company’s business is truly global and multicultural. Therefore, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. The Company’s business is multifaceted and involves complex financial transactions in various countries. The Board also believes that the Board should include some Directors with a high level of financial literacy and some Directors who possess relevant business experience as a Chief Executive Officer or President. Our business involves complex technologies in a highly-specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and the energy industry should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements across a number of countries and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Directors
Set forth below is a tabular disclosure of some of the specific qualifications, attributes, skills and experiences of our directors.

Frank C. Ingriselli	• Outside board and management experience with multiple public and private E&P companies including Blackhawk, PEDEVCO, Pacific Energy Development, PAP and Texaco

• Founder of Pacific Energy Development and PAP

• 36 years of experience in the energy industry, including in multiple management roles at Texaco and elsewhere with international exposure

• Outside board experience at a non-profit organization (Eurasia Foundation)

Mahmud Yayale Ahmed	• Extensive history of public service at the highest levels of the Nigerian government

• Former Secretary to the Government of the Federation, Minister of Defence and Head of Civil Service

Sakiru Adefemi (Femi) Ayoade	• Executive with over twenty years of both hands on and management experience across the full spectrum of the upstream oil and gas industry in Nigeria

• Extensive knowledge of investor and stakeholder relations management in Nigeria

Dr. Lee Patrick Brown	• Outside board and management experience as current Chairman and CEO of Brown Group International

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

• Recognition by UC-Berkeley as 2004 Alumnus of the Year

Dudu Hlatshwayo	• Outside board experience with multiple companies including PIC, KZN Growth Fund, AFMETCO and the Land Bank

• Former partner at Ernst & Young

• Experience in key leadership positions in multiple companies, across multiple industries (Andisa Capital (Pty) Ltd., Transnet SOC Ltd, Telkom SA and ABSA Bank Limited)

• Leadership experience in corporate finance, business process re-engineering, organizational design, corporate strategy development and business planning, change management and program and project management

Dr. John Rudley	• Extensive leadership and academic experience, including serving for nine years as President of Texas Southern University.

• Certified Public Accountant with financial experience as a Vice Chancellor in finance-related positions for several large university systems and experience as a senior auditor and manager.

J. Michael Stinson
• Outside board experience as a director at Harvest Natural Resources, Chairman of the Board at TORP Terminal LP, Chairman of the Board at Paulsson Geophysical Services, Inc., and a director at Enventure Global Technology, Inc.

• Multi-national operational and leadership experience in upstream and mid-stream oil and gas industries with more than 37 years with ConocoPhillips and its predecessor company, Conoco, Inc.

• Extensive experience in business development, corporate planning and M&A activity as an executive at ConocoPhillips and as a director of numerous publicly traded companies

• Extensive experience in government relations and public relations as Senior Vice President - Government Relations for ConocoPhillips and as Senior Advisor to the Iraqi Ministry of Oil for the U.S. Department of Defense

Independent Directors
The Board has determined that the majority of the current directors are “independent directors” as that term is defined in Section 803A of the NYSE American Company Guide and Rule 10A-3 under the Exchange Act. The Board has determined that all current directors, except Sakiru Adefemi (Femi) Ayoade, are independent.

Audit Committee
The Board’s Audit Committee consists of Drs. Rudley (Chairman) and, Brown, Mr. Stinson and Ms. Hlatshwayo . The Board has determined that Drs. Rudley and Brown, Mr. Stinson and Ms. Hlatshwayo are “independent” within the meaning of Section 803A of the NYSE American Company Guide and Rule 10A-3 of the Exchange Act. Each current Audit Committee member meets NYSE American LLC’s (the “NYSE American”) financial literacy requirements. The Board named Dr. Rudley, who meets the NYSE American’s professional experience requirements, as its audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.
The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The primary function of the Audit Committee is to assist the Board by reviewing the financial information that will be provided to the stockholders and others, the preparation of our internal financial statements and our audit and financial reporting process, including internal control over financial reporting. In addition, our Audit Committee is responsible for maintaining free and open lines of communication among the Audit Committee, the independent auditors and management. Our Audit Committee consults with our management and independent auditors before the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. The Audit Committee is also responsible for considering, appointing and establishing fee arrangements with our independent auditors and, if necessary, dismissing them. It is not responsible for preparing our financial statements or for planning or conducting the audits.
The Audit Committee met by telephone or in person four times in 2017. Meetings occurred after the end of each of the fiscal quarters ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2018, prior to public release of the financial statements for the respective periods. During 2017, all directors attended at least 75% of all Audit Committee meetings.
The Report of the Audit Committee regarding the audited financial statements of the Company for the year ended December 31, 2017 follows.

ERIN ENERGY CORPORATION
AUDIT COMMITTEE
OF THE BOARD OF DIRECTORS
AUDIT COMMITTEE REPORT
March 16, 2018

The Audit Committee of the Board has furnished the following report:
As noted in the Audit Committee’s charter, management of Erin Energy Corporation (the “Company”) is responsible for preparing the Company’s financial statements. The Company’s independent registered public accounting firm is responsible for auditing the financial statements. The activities of the Audit Committee are in no way designed to supersede or alter those traditional responsibilities. The Audit Committee’s role does not provide any special assurances with regard to the Company’s financial statements, nor does it involve a professional evaluation of the quality of the audits performed by the independent registered public accounting firm.
The Audit Committee has reviewed and discussed with management and the independent accounting firm, as appropriate, (1) the audited financial statements and (2) management’s report on internal control over financial reporting and the independent accounting firm’s related opinions.
The Audit Committee has discussed with the independent registered public accounting firm, Pannell Kerr Forster of Texas, P.C., the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication With Audit Committees, as amended (now AICPA, Professional Standards, Vol. 1. AU Section 380, Communication With Audit Committees), as adopted by the Public Company Accounting Oversight Board.
The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board, regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with Pannell Kerr Forster of Texas, P.C. the firm’s independence.
Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for 2017 for filing with the SEC.
Dr. John M. Rudley, Chairman
Dr. Lee P. Brown, Member
Ms. Dudu Hlatshwayo, Member
Mr. J. Michael Stinson, Member

Compensation Committee
The Board’s Compensation Committee consists of Dr. Brown (Chairman), Mr. Stinson, Ms. Hlatshwayo and Dr. Rudley. The Board has determined that Dr. Brown, Mr. Stinson, Ms. Hlatshwayo and Dr. Rudley are each an “independent” director, as that term is defined in Section 803A of the NYSE American Company Guide and Rule 10A-3 under the Exchange Act.
The Compensation Committee is responsible for: (a) reviewing the Company’s compensation programs to determine that they effectively and appropriately motivate performance that is consistent with the Company’s business goals and tie executives’ financial interests to those of the stockholders; (b) assuring that the Chief Executive Officer’s annual objectives are consistent with the Company’s business goals and are explicit, and that performance against these objectives is reviewed annually; (c) defining, overseeing and ensuring that the Company develops and maintains a program of management succession planning, particularly with respect to the position of Chief Executive Officer; and (d) such other matters as are specifically delegated to the Compensation Committee by our Board from time to time or which are otherwise included in the Compensation Committee’s charter. The Compensation Committee has the authority to select, retain, terminate and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate, without seeking approval of the Board or management.
The Compensation Committee may delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. The Compensation Committee also has the authority to retain compensation consultants as it deems necessary. The Chief Executive Officer makes recommendations concerning the performance and compensation of the Company’s other executive officers. The Compensation Committee assesses these recommendations and makes final determinations as to the amount and form of all executive officers’ and directors’ compensation.
All members of the Compensation Committee met three times in fiscal year 2017 by telephone or in person.
The Report of the Compensation Committee regarding the compensation program for the Company for the year ended December 31, 2017 follows.

ERIN ENERGY CORPORATION
COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
COMPENSATION COMMITTEE REPORT

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information.
The Compensation Committee of the Board has furnished the following report:
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included herein.

Dr. Lee Patrick Brown, Chairman
Ms. Dudu Hlatshwayo, Member
Dr. John M. Rudley, Member
Mr. J Michael Stinson, Member
Nominating and Corporate Governance Committee
The Board’s Nominating and Corporate Governance Committee consists of Mr. Ingriselli (Chairman), Mr. Ahmed and Ms. Hlatshwayo. The Board has determined that Mr. Ingriselli, Mr. Ahmed and Ms. Hlatshwayo are each an “independent” director, as that term is defined in Section 803A of the NYSE American Company Guide and Rule 10A-3 under the Exchange Act.
The Nominating and Corporate Governance Committee has the responsibility to oversee Company corporate governance matters in accordance with the Company’s Corporate Governance Guidelines and to identify, evaluate, recruit and recommend qualified candidates to our Board for nomination or election. Each director nominee is recommended and approved by the Nominating and Corporate Governance Committee. In addition, it is the responsibility of the Nominating and Corporate Governance Committee to make recommendations to the Board regarding the size and composition of the Board or any committee thereof, identify individuals believed to be qualified to become Board members or fill vacancies on committees of the Board, consistent with criteria approved by the Board, and to select, or recommend to the Board, the nominees to stand for election as directors at the annual meeting of stockholders. The Nominating and Corporate Governance Committee is also charged with monitoring our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance, as well as such other matters that are specifically delegated to the Nominating and Corporate Governance Committee by the Board from time to time or which are otherwise included in the Nominating and Corporate Governance Committee’s charter.

The Board has an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives and skills relevant to our business. The Nominating and Corporate Governance Committee selects candidates for directors based on their character, judgment, diversity of experience relevant to our business, business acumen and ability to act on behalf of all stockholders. Each director nominee is also selected based on his or her experience in management, accounting and finance, knowledge of industry and technology, personal and professional ethics and willingness and ability to devote sufficient time to effectively carry out his or her duties as a director. For information about the specific minimum qualifications, qualities and skills that the Nominating and Corporate Governance Committee believes must be met by its director nominees, see “Corporate Governance-Summary of Qualifications of Directors” above.

The Nominating and Corporate Governance Committee met one time in fiscal year 2017 by telephone or in person. During 2017, all committee members attended at least 75% of all Nominating and Corporate Governance Committee meetings.

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

Based upon a review of filings with the SEC and written representations that no other reports were required (where applicable, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s common stock complied during the year ended December 31, 2017 with the reporting requirements of Section 16(a) of the Exchange Act, except as follows with each reporting only one transaction late unless otherwise noted: Dr. Kase Lukman Lawal, the Company’s former Chairman and Chief Executive Officer and greater than 10% shareholder, failed to timely report 225 transactions on Form 4; Segun Omidele, the Company’s former Chief Executive Officer and former member of the Board failed to timely report 8 transactions on Form 4; Heidi Wong, the Company’s Senior Vice President, Corporate Services, failed to timely report 8 transactions on Form 4; Frank Ingriselli, the Company’s Chairman, failed to timely file his Form 3 and failed to timely report 1 transaction on Form 4; Mahmud Yayale Ahmed, a member of the Board, failed to timely report 1 transaction on Form 4; Dr. John Rudley, a member of the Board, failed to timely report 1 transaction on Form 4; Sakiru Adefemi (Femi) Ayoade, the Company’s Chief Executive Officer and a member of the Board, failed to timely file his Form 3 and failed to timely report 1 transaction on Form 4; Alhaji Murhi Busari, a greater than 10% shareholder of the Company, failed to timely file his Form 3; Daniel Ogbonna, the Company’s former Senior Vice President and Chief Financial Officer, failed to timely report six transactions on Form 4; and Jean-Michel Malek, the Company’s former Senior Vice President, General Counsel and Secretary, and former Interim Chief Executive Officer, failed to timely report 4 transactions on Form 4.

Code of Ethics
The Company has adopted a Code of Ethics and Business Conduct (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on the Company’s website at www.erinenergy.com. A copy of the Code can be obtained free of charge upon written request to: Corporate Secretary, Erin Energy Corporation, 1330 Post Oak Boulevard, Suite 2250, Houston, Texas 77056.
If the Company makes any amendment to, or grants any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.
During the fiscal year ended December 31, 2017, there were no waivers of our Code of Ethics.

ITEM 11.    EXECUTIVE COMPENSATION
The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been filed by us as exhibits to our reports on Forms 10-K, 10-K/A, 10-Q and 8-K filed with the SEC.

COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation
This Compensation Discussion and Analysis (“CD&A”) provides information about our compensation objectives, policies, and actions for our principal executive officer, our principal financial officer and our other three most highly-compensated executive officers for the year 2017. It is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of our compensation program and specific information about its various components.
Throughout this discussion, the following individuals are referred to as the Named Executive Officers (or “Named Executive Officers”) and are included in the Summary Compensation Table:

•	Sakiru Adefemi (Femi) Ayoade, Chief Executive Officer;

•	Dippo Bello, Vice President, Financial Planning and Treasurer;

•	Jean-Michel Malek, former Interim Chief Executive Officer, General Counsel and Corporate Secretary;

•	Dr. Kase Lukman Lawal, former Chairman and Chief Executive Officer;

•	Babatunde (Segun) Omidele, former Chief Executive Officer and Chief Operating Officer;

•	Daniel Ogbonna, Senior Vice President and Chief Financial Officer; and

•	Heidi Wong, Senior Vice President and Chief Administrative Officer
Compensation Objectives
Our future success and the ability to create long-term value for our stockholders depends on our ability to attract, retain, and motivate the most qualified individuals in the oil and gas industry. Our Board of Directors and our Compensation Committee believes that executive compensation programs should be designed to reward performance that supports our long-term strategy and achievement of our short-term goals. Our Compensation Committee has structured our executive compensation program to achieve the following key objectives:

•	compete effectively to attract and retain the highest quality people who will determine our long-term success;

•	align the interests of those individuals with those of our stockholders and long-term value creation;

•	tie some portion of compensation to the attainment of our annual and long-term performance targets that also take into account and reflect individual contributions;

•	ensure that performance based compensation does not encourage excessive risk taking; and

•	reflect the unique qualifications, skills, experience, and responsibilities of each individual.
Executive Compensation Decision Making Process
The Role of the Compensation Committee

The Board delegates to the Compensation Committee responsibility for establishing the compensation of its executive officers, pursuant to a written charter adopted by the Board and posted on the Company’s website at www.erinenergy.com. Each of the four members of the Compensation Committee meets the independence requirements contained in the NYSE American Company Guide. The Compensation Committee currently consists of four independent, non-management members of the Board: Dr. Lee Brown (Chairman), J. Michael Stinson, Dudu Hlatshwayo and Dr. John Rudley.

The Compensation Committee is responsible for the oversight and administration of the Company’s base salary, annual incentive, long-term incentive compensation and benefit programs for executive officers. The Compensation Committee’s key compensation responsibilities are:

•
to monitor the elements of compensation for the Chief Executive Officer and executive officers to determine whether such programs are properly achieving their intended purpose of aligning executive compensation and Company performance, and do not promote adverse risk-taking that could be detrimental to the Company or stockholders;

•
to ensure our compensation programs are able to attract, retain, and motivate qualified executive level talent that is fair, reasonable, and competitive for the purpose of increasing stockholder value;

•	to review the results of stockholder advisory votes on executive compensation and consider whether to make adjustments based on those advisory votes;

•	to assist in the establishment of corporate goals and objectives relating to the incentive compensation programs of the executive officers;

•	to review and make recommendations to the Board to approve any equity-based compensation plans that are not subject to stockholder approval;

•	to review and make recommendations to the Board to approve employment, severance, change-in-control, and retention agreements and amendments to those agreements;

•	to make recommendations to the Board regarding the adoption or modification of any stock ownership guidelines applicable to executive officers or directors; and

•	to monitor, assess and implement market competitive compensation for the Board.

The Compensation Committee believes that its members experiences and judgment are as important as the data it utilizes to assess our compensation programs. The Compensation Committee gives consideration to each executive officer’s personal contributions to the Company, their qualifications, and individual performance when assessing each executive’s compensation.

Role of Management
Typically, our Chief Executive Officer plays a significant role in the compensation-setting process. Generally, he attends and participates in all Compensation Committee meetings (except executive sessions of the Compensation Committee or discussions involving his own compensation). Specifically, he:

•	evaluates the performance of our executive officers and other employees;

•	assists in establishing corporate performance goals and objectives and the related target levels; and

•	recommends base salary adjustments and equity awards for our executive officers (other than for himself).
The Compensation Committee considers, but is not bound to and does not always accept, our Chief Executive Officer’s recommendations with respect to the compensation of our executive officers. While the Compensation Committee seeks input primarily from our Chief Executive Officer and Chief Administrative Officer, it also consults with other executive officers to obtain recommendations with respect to our compensation programs, practices, and packages for executive officers and other employees. Other than participating in an annual evaluation process with our Chief Executive Officer and any discussions with the Compensation Committee, the other Named Executive Officers do not play a role in their own compensation determinations.

Our Compensation Peer Group
In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies selected by the Compensation Committee from oil and natural gas exploration and development companies. The Compensation Committee considered relevant comparable data from the following list of 15 companies as representative of our peer group of companies, based on annual revenues, market capitalization, and total assets:

Africa Oil Corporation	Approach Resources, Inc.	Bonanza Creek Energy, Inc.	Caim Energy Plc.

Callon Petroleum	Evolution Petroleum Corp.	Ophir Energy Plc.	Premier Oil Plc.

Northern Oil & Gas, Inc.	Resolute Energy Corp.	Sanchez Energy Corp.	Seplat Petroleum Development Co. Ltd.

SPDR O&G E&P ETF Index	VAALCO Energy, Inc.	W&T Offshore Inc.
In preparation for our 2017 compensation review, we compiled compensation data for the peer group from a variety of sources, including proxy statements and other publicly filed documents. This compensation data was then used to compare the compensation of our Named Executive Officers to our peer group of companies. This process was only applied for establishing the remuneration package of the CEO and Non-executive Chairman. We did not benchmark remuneration of other executives with our peer group because the Compensation Committee deemed that there was no significant change in the market situation that would trigger adjustment of the remuneration of executives.
We compete for executive talent capable of executing our business strategy and managing our business with a much broader industry group than our compensation peer group, including larger, more established industry participants. Our compensation practices also take into account, among other factors, corporate performance, projected growth in the Company, an executive’s experience and value to the Company, individual performance and the current competitive environment for talented management. Thus, from time to time, we may vary targeted compensation and the balance of each element of compensation relative to our compensation peer group depending on our assessment of these factors and our view of the most effective means of aligning executive compensation with the achievement of our business objectives under the circumstances. Accordingly, in response to our assessment of the factors enumerated above, for 2017 we targeted compensation at the 50th percentile of our 2017 compensation peer group.

Our Compensation Committee considers our corporate performance as well as individual performance. As a general matter, in considering annual cash incentives, the Compensation Committee assigns a target percentage based upon corporate performance and other considerations and then assesses individual performance based on a predetermined matrix of factors; however, ultimately, any such award is entirely discretionary, as our Compensation Committee believes retaining discretion over the amount of such awards is imperative in light of the dynamic nature of the Company’s activities, the potential for rapid changes in the business environment and the limitations inherent in quantitative measures of performance under such circumstances.

Compensation of Named Executive Officers
2017 Executive Compensation Program Design
In order to achieve the objectives of our executive compensation program, we have developed a balanced compensation package consisting of:

•	base salary;

•	performance-based annual cash incentives;

•	long-term equity incentives; and

•	employment benefits and perquisites.
The combination of cash and equity is intended to balance the reward opportunities associated with short-term performance with the potential for achieving longer term results, as well as effective retention. From time to time, the Compensation Committee may vary the mix of compensation utilized, depending upon the Compensation Committee’s current view of the most efficacious method to provide incentives under current market conditions, taking into account the compensation practices of our compensation peer group. The Compensation Committee utilized information from research reports issued by reputable consulting firms that specialized in directors and executives compensation (“Research Reports”) in the analysis of each component and the mix of these components as compared to our peer group. In addition, certain executive officers are provided with severance agreements, perquisites and benefits. Each one of these elements of compensation serves a particular purpose, as discussed below.
Based on its reviews of total compensation and such other factors, the Compensation Committee believes that the total compensation paid to the Named Executive Officers is reasonable. However, compensation practices and philosophy are an evolving practice and future changes may be made to take into account changed circumstances, practices, competitive environments and other factors.
Base Salary
Base salary is the fixed annual compensation we pay to each executive officer for performing specific job responsibilities. It represents the minimum income an executive officer may receive in any year. We pay each executive officer a base salary in order to:

•	recognize each executive officer’s unique value and contribution to the Company;

•	remain competitive for executive talent within our industry; and

•	reflect position and level of responsibility.

We seek to maintain executive base salary levels at or near the market midpoint, or 50th percentile, of our peer group based on benchmark company data compiled in the Research Reports. The salary of the Chief Executive Officer is determined by the Compensation Committee, whereas the salaries of other executive officers are determined by the Compensation Committee with input and recommendations from the Chief Executive Officer. In addition to job responsibility and competitive market data, we give consideration to individual performance of the executive and internal pay equity relative to other executive officers within the Company. At the discretion of the Compensation Committee, salaries are generally reviewed annually as part of the Company’s performance review process. For 2017, base salaries were kept flat in recognition of the current commodity price environment and in keeping with the Company’s desire to remain competitive in the marketplace for executives.

Performance-Based Annual Cash Incentives

Annually, subsequent to year-end, the Compensation Committee reviews performance-based cash incentive compensation to determine to what extent the Compensation Committee would make annual incentive awards to its Named Executive Officers for the preceding fiscal year. We provide annual incentive compensation to our executive officers on a discretionary basis for the achievement of short-term corporate goals and to recognize individual and team achievements. The Compensation Committee reviews recommendations from the Chief Executive Officer. For 2017, in recognition of the current commodity price environment and in keeping with the Company’s desire to remain competitive in the marketplace for executives, the Named Executive Officers were awarded performance-based incentive compensation.  The incentive compensation was paid 50 percent in cash and 50 percent by the issuance of restricted shares of the Company’s common stock in lieu of cash.

Long-Term Equity Incentive

The Compensation Committee periodically reviews the performance of the executive officers of the Company and grants long-term equity compensation incentives under its 2009 Equity Incentive Plan. The Compensation Committee believes long-term incentive based equity compensation is an important component of our overall compensation program because it:

•	rewards for the achievement of long-term goals of the Company;

•	aligns our executives’ interests with the long-term interests of our stockholders;

•	encourages executive retention; and

•	conserves cash resources for the Company.
The Compensation Committee has the authority under the Equity Incentive Plan to award equity incentive compensation to our executive officers in such amounts and on such terms as the Compensation Committee determines appropriate in its sole discretion. The Compensation Committee reviewed market analysis information in the Research Reports to determine the appropriate amount of equity to grant to its executive officers based on market competitive data, also taking into consideration Company performance, individual performance and retention concerns.
Since 2015, our long-term equity-based incentive compensation has included a performance shares award program. In deciding to utilize performance shares, we considered the compensation practices of our compensation peer group and other industry participants that utilize performance shares, taking into account our overall objective to provide incentives to our executive officers that are aligned with our stockholders and our business strategy. Performance shares are designed to provide our executive officers with incentive opportunities based on total stockholder return using a performance and vesting period of three years from the date of grant. The purpose of the awards is to reinforce our objectives for sustained long-term performance and value creation, to balance short- and long-term decision making and help provide competitive total compensation opportunities.
For 2017, 50% of long-term equity incentives for the executive officers consisted of performance shares, and 50% consisted of restricted stock. We felt this mix was appropriate based on peer group data and our view of the appropriate allocation of risks and rewards for executive officers based on their relative influence over our performance, as measured by stock price.
The Compensation Committee decided to utilize a single performance measure tied to total share return when compared to our compensation peer group. If our total share return is in the 100th percentile of our compensation peer group, the officers will be entitled to shares of common stock equal to 150% of the performance award. To achieve the Company’s targeted payout of 100% of the performance award, the total share return must be in the 75th percentile. If the total share return falls below the 38th percentile, our threshold payout, the executive officers will receive 0% of the performance award. For more detail on long-term equity compensation, please see “Grants of Plan-Based Awards in 2017”, below.
Employment Benefits and Perquisites

401(k) Plan

In 2007, the Company adopted a defined contribution 401(k) plan for its U.S. employees. All eligible employees, including the Named Executive Officers, may participate in our 401(k) plan. The plan is a tax-qualified, defined contribution retirement plan, which is designed to assist participants with saving for retirement. Eligible employees, including Named Executive Officers (who will serve as employees), are allowed to direct pre-tax contributions (up to an annual limit prescribed each year by the Internal Revenue Service) to the plan from their compensation. The Company makes matching contributions equal to the amount of 200% of each employee’s contribution, up to a maximum of 6% of compensation each pay period. Company contributions are immediately vested to the employee.
Perquisites and Other Personal Benefits
We provide the Named Executive Officers (who will serve as employees), with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with the overall compensation program to better enable us to attract and retain our employees for key positions. The Compensation Committee has determined that the following other perquisites are reasonable for some or all of our Named Executive Officers, including: health and welfare benefits and premiums on life insurance. Attributed costs of the personal benefits and perquisites that are described above for the Named Executive Officers for the fiscal year ended December 31, 2017 are included in the “Summary Compensation Table”. The general benefits offered to our Named Executive Officers are reviewed by our Compensation Committee each year in conjunction with the annual review of executive officer compensation.
Employment Agreements and Post-Termination Benefits

The Company has entered into employment agreements or compensation arrangements with some of its executive officers, as described below.

Employment Agreement with Sakiru Adefemi (Femi) Ayoade

Effective September 1, 2011, the Company and Mr. Ayoade entered into an Offer Letter (the “Ayoade Employment Agreement”) pursuant to which Mr. Ayoade became a full-time employee of the Company as Engineer. Effective April 1, 2014, Mr. Ayoade was promoted to Country Manager for Nigeria Operations and effective May 16, 2016, became Vice President of Production Operations, receiving an annual base salary of $241,500. Additionally, Mr. Ayoade received (i) a one-time stock option award of 40,580 shares of the Company’s common stock effective February 21, 2014, vesting in 1/3 annual installments on each of the first three anniversaries of such date, and (ii) a one-time award of 40,580 restricted shares of the Company’s common stock, vesting 50% on each of the first two anniversaries of such date, subject in each case to Mr. Ayoade’s continued service on such anniversary dates. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Ayoade is also eligible for a discretionary cash performance bonus each year targeted up to 20% of his then-current base salary.

Effective as of May 18, 2017 (“Effective Date”), the Board appointed Mr. Ayoade as the Company’s Chief Executive Officer to replace the Interim Chief Executive Officer, Jean-Michel Malek. As the Chief Executive Officer, Mr. Ayoade’s compensation will consist of a base salary of $330,000 per year, a discretionary cash performance bonus of 0-100% of base salary and an annual long-term incentive equity award valued at up to 200% of base salary awarded in accordance with the Company’s Amended 2009 Equity Incentive Plan, as amended. Additionally, he received 29,166 shares of the Company’s restricted stock, with fifty percent vesting on the first anniversary and fifty percent on the second anniversary of the Effective Date, and 133,333 options to purchase the Company’s stock at a price per share set at the market close price on the grant date, which is the Effective Date, with one-third vesting on the first anniversary, one-third vesting on the second anniversary and one-third vesting on the third anniversary of the Effective Date.

Employment Agreement with Heidi Wong

Effective September 1, 2013, the Company and Ms. Wong entered into an Executive Offer Letter (the “Wong Employment Agreement”) which replaced and superseded the prior employment agreement, dated as of November 24, 2013, between Ms. Wong and the Company. Pursuant to the Wong Employment Agreement, while serving as Senior Vice President and Chief Administrative Officer, Ms. Wong receives an annual base salary of $250,000. Additionally, Ms. Wong received (i) a one-time stock option award of 324,640 shares of the Company’s common stock effective August 21, 2013, vesting in 1/3 annual installments on each of the first three anniversaries of such date, and (ii) a one-time award of 71,015 restricted shares of the Company’s common stock, vesting 50% on each of the first two anniversaries of such date, subject in each case to Ms. Wong’s continued service on such anniversary dates. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Ms. Wong is also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of her then-current base salary, as well as additional equity grants, at the discretion of the Company’s Board. In addition, if the Company terminates Ms. Wong’s employment without Cause (as defined in the Wong Employment Agreement), (i) the Company must pay to Ms. Wong an amount equal to the base salary plus target annual bonus as determined by the Board for the year of termination, (ii) any outstanding restricted stock and stock options will have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company will reimburse Ms. Wong for up to 12 months for the excess, if any, of her cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Ms. Wong would have paid for such coverage had Ms. Wong remained an employee of the Company. If the Company terminates Ms. Wong’s employment, she may not, either directly or indirectly, (i) in any manner, utilize or disclose to any person, firm, corporation, association or other entity any confidential information of the Company, (ii) own any interest in, manage, control, participate in, consult with, render services for, or in any manner engage in any businesses in competition with the Company or materially adverse to the Company (unless the Board shall have authorized such activity and the Company shall have consented thereto in writing) for a period of one year following such termination, (iii) through another entity induce or otherwise attempt to influence any employee of the Company to leave the Company’s employment or in any way interfere with the relationship between the Company and any employee thereof for a period of one year following such termination and (iv) induce or attempt to induce any customer, supplier, licensee, joint venture partner, shareholder, licensor or other business relation of the Company to cease doing business with the Company or in any way interfere with the relationship between any such customer, supplier, licensee, joint venture partner, shareholder, licensor or business relation of the Company for a period of one year following such termination.

In May 2016. Ms. Wong was appointed Senior Vice President, Corporate Services.

Employment Agreement with Jean-Michel Malek (Terminated)

Effective November 16, 2015, the Company and Mr. Malek entered into an Employment Offer Letter (the “Malek Employment Agreement”) pursuant to which Mr. Malek became a full-time employee of the Company as Senior Vice President, General Counsel and Corporate Secretary. Subsequently, the Board appointed Mr. Malek as the Company’s Interim Chief Executive Officer effective February 22, 2017 (a position which he held until May 18, 2017). Pursuant to the Malek Employment Agreement, Mr. Malek received an annual base salary of $291,000. Additionally, Mr. Malek received (i) a one-time stock option award of 133,334 shares of the Company’s common stock, vesting in 1/3 annual installments on each of the first three anniversaries of the date of hire, and (ii) a one-time award of 29,167 restricted shares of the Company’s common stock, vesting 50% on each of the first two anniversaries of the date of hire, subject in each case to Mr. Malek’s continued service on such anniversary dates. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Malek was also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, at the discretion of the Company’s Board.

On May 23, 2017, Mr. Malek entered into a Separation Agreement with the Company (the “Separation Agreement”) pursuant to which he acknowledged his decision to resign as Senior Vice President, General Counsel and Secretary effective May 31, 2017. Under the Separation Agreement, Mr. Malek received a severance payment of $291,000 payable over a 12-month period, less any legally required deductions and withholdings, and the Company accelerated by 12 months the vesting of all outstanding restricted common stock and options exercisable for common stock previously granted to Mr. Malek under the Company’s 2009 Equity Incentive Plan, with all vested options (including accelerated options) remaining exercisable for a period 12 months thereafter. The Separation Agreement included Mr. Malek’s release and waiver of claims against the Company. Further, Mr. Malek entered into a Consulting Agreement on May 23, 2017 with the Company (the “Consulting Agreement”) pursuant to which he will be paid $8,333 per month in exchange for his services. The Consulting Agreement commences on June 1, 2017 and ends May 31, 2018, unless either party terminates the Consulting Agreement by providing 30 days’ written notice.

Employment Agreement with Babatunde (Segun) Omidele (Terminated)

Effective September 1, 2011, the Company and Mr. Omidele entered into an Employment Offer Letter (the “Omidele Employment Agreement”) pursuant to which Mr. Omidele became a full-time employee of the Company as Senior Vice President, Business Development & New Ventures (subsequently he became the Chief Executive Officer of the Company). Pursuant to the Omidele Employment Agreement, Mr. Omidele received an annual base salary of $280,000. Additionally, Mr. Omidele received (i) a one-time stock option award of 133,334 shares of the Company’s common stock, vesting in 1/3 annual installments on each of the first three anniversaries of the date of hire, and (ii) a one-time award of 71,015 restricted shares of the Company’s common stock, vesting 50% on each of the first two anniversaries of the date of hire, subject in each case to Mr. Omidele’s continued service on such anniversary dates. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Omidele was also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, at the discretion of the Company’s Board.

Effective February 22, 2017, the Board accepted Mr. Omidele’s resignation as an officer of the Company.

Employment Agreement with Daniel Ogbonna (Terminated)

Effective September 10, 2015, the Company and Mr. Ogbonna entered into an Employment Offer Letter (the “Ogbonna Employment Agreement”) pursuant to which Mr. Ogbonna became a full-time employee of the Company as Senior Vice President and Chief Financial Officer. Pursuant to the Ogbonna Employment Agreement, Mr. Ogbonna receives an annual base salary of $295,000. Additionally, Mr. Ogbonna received (i) a one-time stock option award of 133,334 shares of the Company’s common stock, vesting in 1/3 annual installments on each of the first three anniversaries of the date of hire, and (ii) a one-time award of 29,167 restricted shares of the Company’s common stock, vesting 50% on each of the first two anniversaries of the date of hire, subject in each case to Mr. Ogbonna’s continued service on such anniversary dates. Both the option award and restricted stock award were made under the Company’s 2009 Equity Incentive Plan. Mr. Ogbonna is also eligible for a discretionary cash performance bonus each year targeted at between 0% and 100% of his then-current base salary, as well as additional equity grants, at the discretion of the Company’s Board. In addition, if the Company terminates Mr. Ogbonna’s employment without Cause (as defined in the Ogbonna Employment Agreement), (i) the Company must pay to Mr. Ogbonna an amount equal to the base salary plus target annual bonus as determined by the Board for the year of termination, (ii) any outstanding restricted stock and stock options will have their vesting period immediately accelerated by 12 months, with all vested Company stock options (including accelerated options) remaining exercisable for a period of 12 months following the date of separation, in exchange for a full release of all claims against the Company and its related parties, and (iii) the Company will reimburse Mr. Ogbonna for up to 12 months for the excess, if any, of his cost of COBRA Continuation Coverage under the Company’s group medical plan above the amount Mr. Ogbonna would have paid for such coverage had Mr. Ogbonna remained an employee of the Company. If the Company terminates Mr. Ogbonna’s employment, he may not, either directly or indirectly, (i) in any manner, utilize or disclose to any person, firm, corporation, association or other entity any confidential information of the Company, (ii) own any interest in, manage, control, participate in, consult with, render services for, or in any manner engage in any businesses in competition with the Company or materially adverse to the Company (unless the Board shall have authorized such activity and the Company shall have consented thereto in writing) for a period of one year following such termination, (iii) through another entity induce or otherwise attempt to influence any employee of the Company to leave the Company’s employment or in any way interfere with the relationship between the Company and any employee thereof for a period of one year following such termination and (iv) induce or attempt to induce any customer, supplier, licensee, joint venture partner, shareholder, licensor or other business relation of the Company to cease doing business with the Company or in any way interfere with the relationship between any such customer, supplier, licensee, joint venture partner, shareholder, licensor or business relation of the Company for a period of one year following such termination.

On June 29, 2017, Daniel Ogbonna resigned as Senior Vice President and Chief Financial Officer of the Company effective as of the close of business on June 30, 2017.
Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1.0 million paid to any executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan. All compensation awarded to our executive officers in 2017 is expected to be tax deductible. The Board considers such deductibility and the potential cost to the Company when granting awards and considering salary changes.

The Company accounts for equity awards under the provisions of Accounting Standards Codification Topic 718, Stock Compensation (ASC 718). The Company charges the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period. The fair value of options is measured using the Black-Scholes option pricing model. The fair value of non-vested stock awards issued under the Company’s 2007 Stock Plan was measured by the fair market value of common stock of the Company determined in accordance with the 2007 Stock Plan as the mean between the representative bid and asked prices on the close of business the day immediately prior to the grant date as reported by Pink Sheets LLC, with no discount for vesting period or other restrictions. The fair value of non-vested stock awards issued under the Company’s 2009 Equity Incentive Plan is measured by the fair market value of common stock of the Company determined in accordance with the 2009 Equity Incentive Plan as the closing sales price for such stock as quoted on the NYSE American exchange on the date of grant, with no discount for vesting period or other restrictions. The compensation expense to the Company under ASC 718 is one of the factors the Board considers in determining equity awards to be granted, and also may influence the vesting period chosen.
Other Compensation Policies

Stock Ownership Guidelines

In May 2014, the Board established stock ownership guidelines for each of the non-employee directors of the Company and any executive officers of the Company that such non-employee directors or executive officers must retain at least 60% of each stock award for an additional three years after such award becomes fully vested. These stock ownership guidelines apply to all stock awards vesting after May 2014, unless otherwise approved by the Board.

Securities Trading Policy

Our securities trading policy provides that executive officers, including the Named Executive Officers, and our directors, may not, among other things, purchase or sell Company stock except during certain windows of time and under the other conditions contained in our policy.

Summary Compensation Table
The following table sets forth information concerning the annual compensation for our Named Executive Officers during the fiscal years ended December 31, 2017, 2016 and 2015.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All other Compensation ($) *		Total ($)
Sakiru Adefemi (Femi) Ayoade	2017	297,613	—	72,382	130,098	74,682	(8)(9)	574,775
Chief Executive Officer and Former	2016	236,708	13,255	17,244	—	12,995	(8)	280,202
Vice President of Production Operations (1)	2015	—	—	—	—	—		—

Jean-Michel Malek (2)	2017	121,250	110,000	314,665	384,218	252,388	(8)(10)	1,182,521
Former Interim Chief Executive	2016	291,000	—	272,813	—	10,655	(8)	574,468
Officer, General Counsel and Corporate Secretary (1)(4)	2015	36,375	—	111,710	267,649	—		415,734
								—
Dippo Bello	2017	180,000	14,000	17,632	—	10,800	(8)	222,432
Vice President, Financial Planning								—
and Treasurer (3)								—
								—
Dr. Kase Lukman Lawal	2017	—	—	—	—	—		—
Former Chairman and	2016	—	—	760,000	—	—		760,000
Chief Executive Officer (4)	2015	400,000	—	400,000	—	—		800,000
								—
Babatunde (Segun) Omidele	2017	91,538	—	664,998	—	222,365	(11)	978,901
Former Chief Executive Officer (5)	2016	329,936	—	337,500	—	116,628	(8)(12)	784,064
	2015	300,000	—	337,500	—	18,000	(8)	655,500

Daniel Ogbonna	2017	147,500	140,000	389,377	384,218	19,850	(8)	1,080,945
Former Senior Vice President and	2016	295,000	—	331,875	—	—	(8)	626,875
Former Chief Financial Officer (6)	2015	90,580	—	118,126	289,338	—	(8)	498,044

Heidi Wong	2017	250,000	—	285,925	—	88,315	(8)	624,240
Senior Vice President,	2016	250,000	—	234,375	—	51,658	(8)(13)	536,033
Corporate Services (7)	2015	250,000	—	234,375	—	15,000	(8)	499,375

 *Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our Named Executive Officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

# Represents the grant date fair value of restricted common stock and options awards for each of the years presented. The assumptions used in estimating the grant date fair value of option awards are found in the Notes to Consolidated Financial Statements, Note 11 - Stock Based Compensation in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on March 16, 2018.

1)
Mr. Ayoade was appointed Vice President of Production Operations in May 2016, and has served as a member of the Board of Directors since May 2017. Mr. Ayoade was appointed as Chief Executive Officer of the Company on May 18, 2017, taking the place of Mr. Malek who previously served as Interim Chief Executive Officer.

2)	Mr. Malek was appointed Senior Vice President, General Counsel and Corporate Secretary effective November 16, 2015 and Interim Chief Executive Officer effective February 22, 2017.

3)	Since June 30, 2017, Mr. Bello has performed functions similar to those of a principal financial and principal accounting officer of the Company.

4)	Dr. Lawal retired as the Chairman of the Board and the Chief Executive Officer effective May 26, 2016.

5)	Mr. Omidele was appointed Chief Executive Officer effective May 26, 2016, and he resigned effective February 22, 2017.

6)
Mr. Ogbonna was appointed Chief Financial Officer effective September 10, 2015. On June 29, 2017, Mr. Ogbonna resigned as Senior Vice President and Chief Financial Officer of the Company effective as of the close of business on June 30, 2017.

7)	Ms. Wong was appointed Senior Vice President and Chief Administrative Officer in September 2013 and Senior Vice President, Corporate Services in May 2016.

8)	Represents Company 401(k) plan contributions in the respective years, provided on the same basis as for all U.S. employees.

9)	Includes $12,129 of foreign taxes paid, $12,961 for foreign pension and social security paid, $24,223 for housing and $8,338 for travel.

10)	Includes $169,750 severance pay, $49,998 for consulting fee and $25,365 of vacation time buyout.

11)	Includes $197,164 of compensation in lieu of unexercised stock options during 2017 and $19,951 of vacation time buyout.

12)	Includes $98,582 of compensation in lieu of unexercised stock options during 2016.

13)	Includes $36,658 of compensation in lieu of unexercised stock options during 2016.

The amounts in the salary, bonus, and non-equity incentive plan compensation columns of the “Summary Compensation Table” reflect actual amounts paid for the relevant years, while the amounts in the stock awards column reflect accounting values. The tables entitled “Outstanding Equity Awards at Fiscal Year End” and “Option Exercises and Stock Vested” provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards. The “Summary Compensation Table” should be read in conjunction with the Compensation Discussion and Analysis and the subsequent tables and narrative descriptions.

Pay Ratio Disclosure
CEO to Median Employee Pay Ratio

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd - Frank Act”), the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Ayoade. Registrants must comply with the pay ratio rule for the first fiscal year beginning on or after January 1, 2017. The purpose of the new required disclosure is to provide a measure of the equitability of pay within the organization. Information regarding the Company’s ratio of median employee’s annual total compensation of the PEO, is as follows:

Median Employee total annual compensation: $52,887

Mr. Ayoade (‟PEO”) total annual compensation: $574,775*

Ratio of PEO to Median Employee Compensation: 10.9:1.0

In determining the median employee, a listing was prepared of all employees as of December 31, 2017. Employees on leave of absence were excluded from the list and wages and salaries were annualized for those employees that were not employed for the full year of 2017. The median amount was selected from the annualized list. For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded as all employees, including the PEO, are offered the exact same benefits and the Company utilizes the Internal Revenue Service safe harbor provision for 401(k) discrimination testing. As of December 31, 2017, the Company employed 61 full-time employees and 3 part-time employees, of which 26 were employed in the United States, and 35 in Africa.

* As reflected in the Summary Compensation Table above.

Grants of Plan-Based Awards in 2017

The following table sets forth information concerning grants of plan-based awards to Named Executive Officers under the 2009 Equity Incentive Plan and approved by the Compensation Committee of the Board during fiscal year 2017.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Stock Awards: Number of Shares of Common Stock (#)		Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Stock and Option Awards ($/Share)(4)	Closing Stock Price on Date of Awards ($/Share)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Sakiru Adefemi (Femi) Ayoade	2/15/2017	—	—	—	5,098	(2)	—	3.90	3.90	19,882
	5/18/2017	—	—	—	29,166	(2)	—	1.80	1.80	52,500
	5/18/2017	—	—	—	—		133,333	1.80	1.80	130,098

Jean-Michel Malek	2/15/2017	—	—	—	46,635	(2)	—	3.90	3.90	181,877
	2/15/2017	13,991	46,635	69,953	46,635	(1)	—	3.90	3.90	90,938
	2/15/2017				10,731	(6)		3.90	3.90	41,851
	4/7/2017				—		300,000	2.35	2.35	384,218

Dippo Bello	2/15/2017	—	—	—	4,521	(2)	—	3.90	3.90	17,632

Babatunde (Segun) Omidele	2/15/2017	—	—	—	89,744	(2)	—	3.90	3.90	350,000
	2/15/2017	26,923	89,744	134,616	89,744	(1)	—	3.90	3.90	175,001
	2/15/2017	—	—	—	35,897	(6)	—	3.90	3.90	139,997

Daniel Ogbonna	2/15/2017	—	—	—	56,731	(2)	—	3.90	3.90	221,250
	2/15/2017	17,019	56,731	85,097	56,731	(1)	—	3.90	3.90	110,625
	2/15/2017	—	—	—	14,744	(6)	—	3.90	3.90	57,502
	4/7/2017	—	—	—	—		300,000	2.35	2.35	384,218
Heidi Wong	2/15/2017	—	—	—	40,064	(2)	—	3.90	3.90	156,250
	2/15/2017	12,019	40,064	60,096	40,064	(1)	—	3.90	3.90	78,125
	2/15/2017	—	—	—	13,218	(6)	—	3.90	3.90	51,550

1)
Represents performance-based restricted stock awards that can be earned over a three-year period only if the established performance target is met and the Named Executive Officers is employed on the vesting date, subject to certain exceptions such as the executive’s death or disability. If performance plan goals are exceeded, the Named Executive Officers can receive up to 150% of target. If plan threshold goals are not met, the Named Executive Officer’s awards are cancelled in their entirety.

2)	Represents shares of restricted stock. The shares vest 50% on the one year anniversary of the grant date and 50% on the two year anniversary of the grant date, subject to continued service.

3)	Represents grant of stock options. Vesting in one-third annual installments on the grant date anniversary, subject to continued service.

4)	The exercise or the base price of restricted stock and option awards is equal to the closing price of the Company’s common stock as reported by the NYSE American on the grant date.

5)	Aggregate grant date fair value of restricted stock and stock options computed in accordance with ASC Topic 718.

6)	Represents shares of stock issued that immediately vested.

2007 Stock Plan
The Company’s Board and stockholders approved and adopted the 2007 Stock Plan on May 7, 2007 (the “2007 Plan”). The 2007 Plan provides for the grant of restricted stock, incentive and/or non-qualified options, and stock appreciation rights (“SARs”) to employees, directors and consultants of the Company to purchase up to an aggregate of 666,667 shares of common stock. Upon adoption of the 2009 Equity Incentive Plan by the Board in June 2009, the Company’s Board resolved to (i) discontinue further grants and awards of equity securities under the 2007 Plan, except the issuance of Company stock upon exercise of issued and outstanding options issued pursuant to the 2007 Plan, and (ii) amend the 2007 Plan to reduce the number of shares available for issuance under the 2007 Plan to 437,000 from 666,667, and to further reduce the number of shares available for issuance thereunder by such number of shares that from time to time may be returned for issuance under the 2007 Plan upon expiration or termination of any option issued thereunder or repurchase of any restricted stock issued thereunder, and to return all such shares to the Company’s treasury.
The purpose of the 2007 Plan was to provide participants with incentives that would encourage them to acquire a proprietary interest in, and continue to provide services to, the Company, and to attract new employees, directors and consultants with outstanding qualifications. The 2007 Plan is administered by the Compensation Committee on behalf of the Board which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 2007 Plan.
Pursuant to the 2007 Plan, the Company could from time to time grant its employees, directors and consultants restricted stock and options to purchase shares of, and SARs with respect to, the Company’s common stock at exercise prices determined by the Board. The exercise price of incentive stock options may not be less than 110% of the fair market value of common stock as of the date of grant. The Internal Revenue Code currently limits to $100,000 the aggregate value of common stock that may be acquired in any one year pursuant to incentive stock options under the 2007 Plan or any other option plan adopted by the Company. Nonqualified options could be granted under the 2007 Plan at an exercise price of not less than 85% of the fair market value of the common stock on the date of grant. Nonqualified options could be granted without regard to any restriction on the amount of common stock that could be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant. All stock options are non-transferrable by the grantee (other than upon the grantee’s death) and may be exercised only by the optionee during his service to the Company as an employee, director or consultant or for a specified period of time following termination of such service. The aggregate number of shares of common stock issuable under the 2007 Plan, the number of shares of stock, options and SARs outstanding, and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

Pursuant to the 2007 Plan, in the event of a pending or threatened takeover bid, tender offer or exchange offer for twenty percent (20%) or more of the outstanding common stock or any other class of stock or securities of the Company (other than a tender offer or exchange offer made by the Company or any of its subsidiaries), whether or not deemed a tender offer under applicable federal or state law, or in the event that any person makes any filing under Section 13(d) or 14(d) of the Exchange Act with respect to the Company, other than a filing on Form 13G or Form 13D, the Board may in its sole discretion, without obtaining stockholder approval, take one or more of the following actions to the extent not inconsistent with other provisions of the 2007 Plan: (a) accelerate the exercise dates of any outstanding option or SAR, or make the option or SAR fully vested and exercisable; (b) pay cash to any or all holders of options or SARs in exchange for the cancellation of their outstanding options or SARs; or (c) make any other adjustments or amendments to the 2007 Plan and outstanding options or SARs and substitute new options or SARs for outstanding options or SARs.
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
As of December 31, 2017, options to purchase an aggregate of 337,819 shares of common stock and restricted stock grants of an aggregate of 468,903 shares of common stock had been issued under the 2007 Plan, net of forfeiture and cancellations. The 2007 Plan terminated on May 7, 2017.

2009 Equity Incentive Plan
The Company’s Board approved and adopted the 2009 Equity Incentive Plan on June 3, 2009 (as amended, the “2009 Plan”), and the Company’s stockholders approved and adopted the 2009 Plan on July 21, 2009. The Company’s Board approved and adopted an amendment to the 2009 Plan on April 11, 2011, and the Company’s stockholders approved and adopted such amendment on June 24, 2011, that increased the number of shares that may be granted during the life of the 2009 Plan by 1,000,000. The Company’s Board approved and adopted a second amendment to the 2009 Plan on November 18, 2013, and the Company’s stockholders approved and adopted such amendment on February 13, 2014, that increased the number of shares that may be granted during the life of the 2009 Plan by 14,666,667. As amended, the 2009 Plan provides for the grant of restricted stock, incentive and/or non-qualified options, and restricted stock units (“RSUs”), performance units, performance shares and SARs to employees, directors and consultants of the Company to purchase up to an aggregate of 16,666,667 shares of common stock. The purposes of the 2009 Plan are: to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2009 Plan is administered by the Compensation Committee on behalf of the Board, which has the authority to determine the specific terms and conditions of all awards granted under the 2009 Plan, including, without limitation, the number of shares subject to each award, the price to be paid for the shares and the applicable vesting criteria. The administrator has discretion to make all other determinations necessary or advisable for the administration of the Plan.
Pursuant to the 2009 Plan, the Company may from time to time grant its employees, directors and consultants restricted stock and options to purchase shares of, and SARs, RSUs, performance shares and performance units, with respect to, the Company’s common stock at exercise prices determined by the Board. The exercise price of incentive stock options may not be less than 100% (110% in the case of an owner of 10% or more of Company common stock) of the fair market value of common stock as of the date of grant. The Internal Revenue Code currently limits to $100,000 the aggregate value of common stock that may be acquired in any one year pursuant to incentive stock options under the 2009 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 2009 Plan at an exercise price of not less than 85% of the fair market value of the common stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of common stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant. All stock options are non-transferable by the grantee (other than upon the grantee’s death) and may be exercised only by the optionee during his service to the Company as an employee, director or consultant or for a specified period of time following termination of such service. The aggregate number of shares of common stock issuable under the 2009 Plan, the number of shares of stock, options, SARs, RSUs, performance units and performance shares outstanding, and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.
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
As of December 31, 2017, options to purchase an aggregate of 1,977,400 shares of common stock and restricted stock grants of an aggregate of 6,649,748 shares of common stock had been issued under the 2009 Plan, net of forfeitures and cancellations. The 2009 Plan terminates on June 3, 2019.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding equity awards held by each of the Named Executive Officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)(2)
Sakiru Adefemi (Femi) Ayoade	40,580	—		3.42	2/21/2019	—		—
	—	133,333	(3)	1.80	5/18/2020	—		—
	—	—		—	—	38,201	(4)	105,053

Jean-Michel Malek	88,888	—		3.83	5/31/2018	—		—
	100,000	—		2.35	5/31/2018	—		—
						129,683	(5)	356,628

Dippo Bello	—	—		—	—	7,260		19,964

Dr. Kase Lukman Lawal	—	—		—	—	—		—

Babatunde (Segun) Omidele	—	—		—	—	—		—

Daniel Ogbonna	—	—		—	—	—		—

Heidi Wong	187,211	—		1.74	8/21/2018	—		—
	36,168	—		3.42	2/21/2019	—		—
						75,738	(4)	208,280
						111,411	(5)	306,380

1)
The option exercise price is equal to the fair market value of common stock of the Company determined in accordance with the 2009 Equity Incentive Plan. This represents the closing price on the grant date as reported by NYSE American.

2)	Represents the market value of the shares based on the closing price of the Company’s common stock as reported by NYSE American on December 31, 2017, the last day of trading in 2017.

3)	The options will vest one third on each annual anniversary of the grant date in 2018, 2019 and 2020.

4)	Represents shares of restricted stock. The shares will vest 50% on the one year anniversary of the award date and 50% on the two year anniversary of the award date.

5)
All performance-based restricted stock awards are subject to attainment of performance targets established by the Compensation Committee. The grant pay-out is based on the Company's TSR relative to its peer group over the three-year performance period. All of the awards will vest no earlier than three years from the grant date. The awards included on the table relate to the performance-based restricted stock awards granted in February 2016 and February 2017.

Option Exercises and Stock Vested

The following table summarizes option exercises and the vesting of restricted stock for our Named Executive Officers in 2017.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sakiru Adefemi (Femi) Ayoade	—	—	9,759	37,084
Jean-Michel Malek	—	—	131,680	338,636
Dippo Bello	—	—	5,776	13,689
Dr. Kase Lukman Lawal	—	—	72,521	199,433
Babatunde (Segun) Omidele	87,088	287,767	134,735	515,583
Daniel Ogbonna	—	—	65,257	249,451
Heidi Wong	83,422	263,062	139,614	471,208

Pension Benefits
Other than our 401(k) plan, we do not have any plan that provides for payments or other benefits at, following or in connection with retirement.
In 2007, the Company adopted a defined contribution 401(k) plan for its U.S. employees. The plan provides for the Company matching up to 200% of the first 6% of salary contributed by employees. Company contributions are immediately vested to the employee. The Named Executive Officers participate in this plan on the same basis as other employees. There is no supplemental non-qualified plan for Named Executive Officers.

Non-Qualified Deferred Compensation
We do not have a plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control
For a description of the potential payments to our Named Executive Officers upon termination or a change in control, see “Employment Agreements and Post-Termination Benefits” above.

The following table sets forth the termination benefits due to our Named Executive Officers in the event of their termination. The amounts were computed as if each executive officer’s employment terminated on December 31, 2017.

Name	Termination due to Death or Disability ($)	Termination for other than Cause, Death or Disability ($)	Termination Due to Change of Control ($)	Termination Due to Retirement ($)
Sakiru Adefemi (Femi) Ayoade
Salary and Bonus (1)	—	330,000	330,000	—
Equity Awards (2)	231,719	100,162	231,719	105,053
Benefits (3)	100,000	22,992	22,992	—

Dippo Bello
Salary and Bonus	—	—	—	—
Equity Awards (2)	19,965	—	—	19,965
Benefits (3)	100,000	—	—	—

Heidi Wong
Salary and Bonus (1)	—	250,000	250,000	—
Equity Awards (2)	426,039	342,275	323,912	426,039
Benefits (3)	100,000	22,992	22,992	—

1)	For termination for other than cause, death or disability and for termination due to change of control, represents 2017 base salary plus 2017 target bonus.

2)
Represents intrinsic value at December 31, 2017 for vested stock options and unvested restricted stock and unvested stock options that would become vested at the termination date under the terms of the underlying equity awards or the terms of the 2009 Equity Incentive Plan. The intrinsic value for restricted stock is equal to the number of shares valued at $2.75 per share, the closing price on December 31, 2017. For options, the intrinsic value is computed by individual award based on the excess, if any, of the December 31, 2017 closing price versus the option exercise price per share.

3)
For termination due to death or disability, represents benefits from insurance coverage. For termination for other than cause, death or disability or due to change of control, represents a maximum of 12 months’ estimated cost of COBRA continuation coverage under the Company’s medical plan for those employees participating in the medical plan as of December 31, 2017.

Director Compensation

Each non-employee director of the Company is compensated in accordance with the Company’s Board Compensation Plan adopted on April 22, 2009 by the Board and amended by the Board on February 29, 2012 and amended again on May 29, 2014 (the “Board Compensation Plan”). Pursuant to the Board Compensation Plan, each independent director of the Company in good standing is entitled to (i) cash payments totaling $45,000, payable in equal quarterly installments of $11,250 each in arrears, except that the Chairman is entitled to receive $170,000, effective May 26, 2016, payable in equal quarterly installments of $42,500, (ii) a grant of restricted common stock of the Company under the Company’s incentive stock plan with a fair market value of $112,000, except that the Chairman receives a grant of restricted common stock with a fair market value of $224,000, measured as of the date of grant as calculated under the Company’s incentive stock plan, 100% of which shares shall be subject to a Company repurchase option that lapses one year following the date of grant subject to the Board member’s continued service as a member of the Company’s Board during such time, (iii) meeting fees of $1,500 and $1,000 per Board meeting and committee meeting, respectively; and (iv) cash fees for serving as a Committee Chair of $15,000, $10,000 and $10,000 for service as Chair of the Audit, Compensation and Nominating and Corporate Governance Committees, respectively. The Chairman does not receive Board meeting or committee meeting fees or any cash fees for serving as a Committee Chair. In accordance with the Board Compensation Plan, on May 18, 2017 each of Messrs. Ingriselli and Stinson, Drs. Brown, Rudley and Ahmed and Ms. Hlatshwayo, as the Company’s independent directors, received a grant of shares of restricted common stock of the Company under the Company’s 2009 Plan, 100% of which shares will become vested and non-forfeitable on the twelve month anniversary of the grant date.

The following table sets forth for each non-employee director the compensation earned for duties as a director for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Frank C. Ingreselli (2)	63,205	224,000	287,205
Dr. Lee Patrick Brown	89,750	112,000	201,750
Dr. John Rudley (2)(3)	36,731	112,000	148,731
Dudu Hlatshwayo (4)	57,000	112,000	169,000
William J. Campbell (5)	61,750	—	61,750
Ira Wayne McConnell (5)	61,750	—	61,750
J. Michael Stinson	65,976	112,000	177,976
John Hofmeister (5)	137,667	—	137,667
Mahmoud Yayale Ahmed (2)	20,731	112,000	132,731

1)
During 2017, non-employee members of the Board at May 18, 2017 were awarded restricted shares effective May 18, 2017. The grant date fair value per share, as determined in accordance with ASC Topic 718, was at the closing price for Company common stock as reported on the NYSE American at that date.

2)	Appointed effective May 17, 2017.

3)	Retired effective April 19, 2018

4)	Resigned effective April 30, 2018.

5)	Resigned effective May 17, 2017.

Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee during the fiscal year ended December 31, 2017 were, are, or have ever been officers or employees of the Company. No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K during the fiscal year ended December 31, 2017, except to the extent that the Company’s entry into stockholder-approved Indemnification Agreements with all of its current officers and directors is required to be disclosed under such Item.

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

Say-on-pay Voting Outcome

As part of the process for determining compensation for the Named Executive Officers for 2017, the Compensation Committee considered the most recent “say on pay” non-binding stockholder advisory vote held in May 2017 regarding the Named Executive Officers’ 2016 compensation. The resolution approving 2016 executive compensation received approval of 87.3% of the total stockholder vote, including 99.7% of the total number of votes cast by stockholders on the proposal. Additionally, due to the fact that stockholders holding 57% of the total shares eligible to vote at the 2017 annual meeting, voted in favor of holding future advisory votes on executive compensation of our Named Executive Officers every “3 Years”, the Board of Directors determined that the Company will hold future non-binding, advisory votes of stockholders to approve the compensation of the Named Executive Officers every “3 years” until the next non-binding, advisory stockholder vote on the frequency of stockholder votes on executive compensation, currently scheduled to occur at our 2020 annual meeting of stockholders, or until the Board of Directors otherwise determines a different frequency for such non-binding, advisory votes.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 2, 2018 (the “Table Date”), by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding common stock; (ii) each executive officer identified in the Summary Compensation Table; (iii) each of the Company’s current directors; and (iv) all executive officers and current directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Table Date, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise noted, the business address for each person listed below is 1330 Post Oak Blvd., Suite 2250, Houston, Texas 77056.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)		Percent of Class
Named Executive Officers:
Sakiru Adefemi (Femi) Ayoade	319,824		*%

Dippo Bello	6,177		*%

Heidi Wong	641,109	(3)	*%

Daniel Ogbonna	433,334		*%

Jean-Michel Malek (2)	101,443	(3)	*%

Babatunde Omidele (4)	839,998	(5)	*%

Non-Employee Directors:
Franck C. Ingriselli	124,444		*%

Mahmud Yayale Ahmed	62,222		*%

John Michael Stinson	115,540		*%

Dr. John Rudley	62,222		*%

Dudu Hlatshwayo	115,540		*%

Dr. Lee Patrick Brown	256,793		*%

All Officers and directors as a group (12 persons)	3,078,646
Greater than 5% Beneficial Owners
Alhaji Murhi Busari (6)	150,133,169	(7)(8)	60.28%

Oltasho Nigeria Limited (6)	148,617,242	(8)	59.67%

Dr. Kase Lukman Lawal (9)	153,513,316	(8)(10)	70.89%

The Public Investment Corporation (SOC) Limited (11)	62,854,636		29.03%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

1)
Represents shares of the Company's common stock held, options, warrants and other convertible securities held that were exercisable/convertible at the Table Date or within 60 days thereafter, and restricted stock held by employees of the Company, as applicable, which is held subject to forfeiture pursuant to the terms of each award.

2)	Address: 2732 University Blvd., Houston, Texas 77005

3)	Ownership holdings as disclosed in the Form 4 filed by Mr. Malek on June 8, 2017, which the Company has not independently verified.

4)	Address: 6407 Grand Canyon Gate Dr., Katy, Texas 77450

5)	Ownership holdings as disclosed in the Form 4 filed by Mr. Omidele on March 1, 2017, which the Company has not independently verified.

6)	Address: 26 T.Y. Danjuma Street, F.C.T., Abuja, Nigeria

7)
Mr. Busari reported in the Schedule 13D which he filed on August 11, 2017, that as the Chairman of Oltasho Nigeria Limited, a Nigerian limited company (“Oltasho”) and Latmol Investment Limited, a Nigerian limited company (“Latmol”), and by virtue of this relationship, he is deemed to beneficially own the securities beneficially owned by Oltasho and Latmol. The Company has not independently verified the disclosures in the Schedule 13D.

8)
Includes 116,108,833 shares held by Oltasho and 1,515,927 shares held by Latmol, which, pursuant to the Voting Agreement dated July 5, 2017, Dr. Kase Lukman Lawal was provided the right to vote at any and all meetings of stockholders of the Company and via any written consents, through July 31, 2027, subject to early termination at any time with the mutual consent of the parties. Additionally, Oltasho and Latmol agreed not to transfer the shares covered by the Voting Agreement, during the term of such agreement, except pursuant to certain limited exceptions described in the Voting Agreement.

9)	Address: 1330 Post Oak Blvd., Ste. 2200, Houston, Texas 77056.

10)
Includes 3,380,147 shares of common stock of the Company which Dr. Lawal has reported that he directly owns pursuant to the Form 4 filed by Dr. Lawal on December 29, 2017, which information the Company has not independently verified.

11)	Address: Block C, Riverwalk Office Park, 41 Matroosberg Road, Ashlea Gardens Extension 6, Menlo Park, Pretoria, South Africa.
Equity Compensation Plan Information

The following table sets forth information with respect to the equity compensation plans available to our directors, officers, and employees at December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,758,244	(1)	$2.34	8,585,897
Warrants approved by security holders	10,256,146	(2)	$2.99
Total	12,014,390			8,585,897

(1)	Includes the 2009 Equity Incentive Plan.

(2)
Remaining warrants exercisable for shares of common stock issued in 2014, 2015 and 2017, to service providers, to the holder of the Company's 2015 Convertible Note and to the holder of the Company's 2017 James Street Capital Note, respectively, which issuances were approved by the stockholders of the Company.

Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed under “Item 11. Executive Compensation” - “Compensation Discussion And Analysis” - “Employment Agreements and Post-Termination Benefits” and “Directors Compensation”, and Note 9 - Related Party Transactions to the consolidated audited financial statements included in the Original 10-K, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.
Employment Agreements with Executive Officers

For a description of the employment agreements and compensation arrangements of our Named Executive Officers, see “Employment Agreements and Post-Termination Benefits” “Item 11. Executive Compensation” - “Compensation Discussion And Analysis” - “Employment Agreements and Post-Termination Benefits”, above.

Changes of Control Which Occurred During 2017

First Change of Control

The Company was advised by Oltasho Nigeria Limited (“Oltasho”) and Latmol Investment Limited (“Latmol”) that on (a) April 3, 2017, an aggregate of 116,108,833 shares of the Company’s common stock previously held by Allied Energy PLC (“Allied”), were foreclosed upon by Oltasho, in connection with the failure of Allied to timely repay $50 million owed to Oltasho, pursuant to the terms of a loan agreement and certain stock pledges; and (b) April 13, 2017, an aggregate of 1,515,927 shares of the Company’s common stock previously held by CAMAC Int’l (Nigeria) Ltd. (“CINL”), were foreclosed upon by Latmol, in connection with the failure of CINL to timely repay $50 million owed by CINL to Latmol, pursuant to the terms of a loan agreement and a stock pledge.

Prior to April 2017, the shares of common stock previously held by Allied and CINL were beneficially owned by Dr. Kase Lukman Lawal, the Company’s former Chairman and Chief Executive Officer, due to his ownership of such entities and voting and dispositive control over the securities held by such entities.

The shares foreclosed upon represented approximately 54.6% of the Company’s outstanding voting shares (53.9% owned by Allied and 0.7% owned by CINL) as of the dates of foreclosure (i.e., April 3, 2017 and April 13, 2017, respectively) and as such, the foreclosure of the shares by Oltasho and Latmol represented a change in control of the Company. The Company has been advised that the shares held by Oltasho are beneficially owned by Alhaji Murhi Busari, its Chairman, and the shares held by Latmol are beneficially owned by Alhaji Murhi Busari, its Chairman.

Second Change of Control

The Company has been advised that subsequent to the above, on July 5, 2017, Oltasho and Latmol entered into a Voting Agreement with Dr. Kase Lukman Lawal (the “Voting Agreement”) resulting in another change in control of the Company. Pursuant to the Voting Agreement, Oltasho and Latmol provided complete authority to Dr. Lawal to vote the 117,624,760 shares foreclosed upon (and any other securities of the Company obtained by Oltasho and/or Latmol in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 117,624,760 shares represent 54.5% of the Company’s common stock as of the parties’ entry into the Voting Agreement. The Voting Agreement has a term of approximately 10 years, through July 31, 2027, but can be terminated at any time with the mutual consent of the parties. In connection with their entry into the Voting Agreement, Oltasho and Latmol each provided Dr. Lawal an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Oltasho and Latmol agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. According to the Voting Agreement, Oltasho and Latmol have no desire to control the Company and believe that voting control of the Company was best determined by Dr. Lawal, a United States resident, who has extensive knowledge of United States laws and the assets and operations of the Company, as Dr. Lawal was, until he retired in 2015, the Chairman and Chief Executive Officer of the Company. Due to the Voting Agreement, Dr. Lawal will continue to hold voting control over the Company even after the foreclosures described above.

Transactions with Affiliates of the Company

Dr. Kase Lukman Lawal, the Company’s former Chairman of the Board and Chief Executive Officer of the Board, who currently holds voting control over the Company (pursuant to the Voting Agreement described below), is a director of each of CAMAC Energy Holdings Limited (“CEHL”), CINL and Allied. Dr. Lawal also owns 27.7% of CAMAC International Limited (“CIL”), which indirectly owns 100% of CEHL. CINL and Allied are each wholly-owned subsidiaries of CEHL. As a result, CEHL, CINL, CIL and Allied are deemed to be related parties pursuant to Regulation S-K Item 404.

The following is a summary of transactions between the Company and each of CEHL, CINL and Allied.

2011 Promissory Note and Guaranty Agreement

On June 6, 2011, Erin Petroleum Nigeria Limited, the Company's wholly owned subsidiary, executed a promissory note in favor of Allied (the “2011 Promissory Note”). Interest accrues on the outstanding principal under the 2011 Promissory Note at a rate of the 30-day London Interbank Offered Rate (“LIBOR”) plus 2% per annum, payable quarterly. The obligations under the 2011 Promissory Note have been guaranteed by the Company. In March 2017, the maturity date of the 2011 Promissory Note was extended to April 2018. As consideration for the extension, the 2011 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. In July 2017, the 2011 Promissory Note was amended to extend the maturity date to December 2019. The entire $25.0 million facility amount can be utilized for general corporate purposes. The stock of the Company’s subsidiary that holds the exploration licenses in The Gambia and Kenya were pledged as collateral to secure the 2011 Promissory Note, pursuant to an Equitable Share Mortgage arrangement. As of December 31, 2017, the outstanding principal and accrued interest under the 2011 Promissory Note were $24.9 million and $2.5 million, respectively.

This Note was transferred to Oltasho during 2017.

2014 Convertible Subordinated Promissory Note

Pursuant to the Transfer Agreement on February 21, 2014, and as partial consideration in connection with the February 2014 acquisition of interests in Oil Mining Leases (“OMLs”) located offshore Nigeria from Allied, the Company issued and delivered to Allied a $50.0 million Convertible Subordinated Note (the “2014 Convertible Subordinated Note”) .The first of two $25.0 million advancements of the principal of the 2014 Convertible Subordinated Note was deemed to have been made on February 21, 2014 in connection with the First Closing (as defined below). The second $25.0 million advancement was deemed to have been made on May 8, 2014 in connection with the Second Closing (as defined below). Interest on the 2014 Convertible Subordinated Note accrues at a rate per annum equal to LIBOR plus 5%, payable quarterly in cash until the maturity of the 2014 Convertible Subordinated Note on January 15, 2019.

The 2014 Convertible Subordinated Note is, at the election of the holder, convertible into shares of common stock at an initial conversion price of $4.2984 per share, and is subject to customary anti-dilution adjustments. The 2014 Convertible Subordinated Note is subordinate to the Company’s existing and future senior indebtedness and is subject to acceleration upon an Event of Default (as defined in the 2014 Convertible Subordinated Note). The Company may, at its option, prepay the 2014 Convertible Subordinated Note, in whole or in part, at any time, without premium or penalty. The 2014 Convertible Subordinated Note is subject to mandatory prepayment upon (a) the Company’s issuance of capital stock or incurrence of indebtedness, the proceeds of which the Company does not apply to the repayment of senior indebtedness or (b) any capital markets debt issuance to the extent that the net proceeds of such issuance exceed $250.0 million. The holder had the right to assign all or any part of its rights and obligations under the 2014 Convertible Subordinated Note to any person upon written notice to the Company.

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

In March 2017, Allied agreed to waive its rights under all default provisions of the 2014 Convertible Subordinated Note through April 2018. In July 2017, the 2014 Convertible Subordinated Note was amended to extend the maturity date to December 2019.

This Note was transferred to Oltasho during 2017.

On February 26, 2018, the Company entered into a Convertible Subordinated Note Amendment and Debt Conversion Agreement, dated as of the same date (the “Debt Conversion”) with Oltasho.

Pursuant to the Debt Conversion, the Company and Oltasho agreed: (a) to reduce the conversion price of the 2014 Convertible Subordinated Note to $2.75 per share, the closing price of the Company’s common stock on the NYSE American on December 29, 2017; and (b) that Oltasho would immediately convert the 2014 Convertible Subordinated Note into shares of common stock of the Company at the reduced conversion price.

In connection with, and pursuant to, the Debt Conversion, which was effective December 31, 2017, Oltasho converted the amount then owed under the 2014 Convertible Subordinated Note ($61,400,148, when including principal and accrued entered) into 22,327,327 shares of the Company’s common stock (the “Conversion Shares”) and the 2014 Convertible Subordinated Note was deemed satisfied and paid in full.

2015 Convertible Note

On March 11, 2015, the Company entered into a new borrowing facility with Allied for a Convertible Note (the “2015 Convertible Note”) allowing the Company to borrow up to $50.0 million for general corporate purposes. The 2015 Convertible Note is separate from the existing $25.0 million Promissory Note and the $50.0 million Convertible Subordinated Note.

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

In July 2017, the maturity date of the 2015 Convertible Note was extended to December 2019. Interest accrues at the rate of LIBOR plus 5% and is payable quarterly. Upon execution of the 2015 Convertible Note, the Company drew $20.0 million under it and issued to Allied warrants to purchase approximately 1.6 million shares of the Company’s common stock at a $2.46 strike price. As of December 31, 2017, the Company had borrowed $48.5 million under the note and issued to Allied warrants to purchase approximately 2.7 million shares of the Company’s common stock at prices ranging from $2.00 to $7.85 per share.

In March 2017, Allied agreed to waive its rights under all default provisions of the 2015 Convertible Note through April 2018.

As of December 31, 2017, the outstanding balance of the 2015 Convertible Note and accrued interest was $48.5 million and $8.2 million, respectively.

This Note was transferred to Oltasho during 2017.

2016 Promissory Note
In March 2016, the Company borrowed $3.0 million under a 30-day Promissory Note agreement entered into with James Street Capital Partners ("JCP"), an entity related to CIL (the “March 2016 Short-Term Note”). The March 2016 Short-Term Note accrued interest at a rate of the 30-day LIBOR plus 7% per annum.

In April 2016, the Company borrowed $1.0 million under a 30-day Promissory Note agreement with JCP (the “April 2016 Short-Term Note”). The April 2016 Short-Term Note accrued interest at a rate of the 30-day LIBOR plus 7% per annum, and will be due in May 2016.

In May 2016, JCP agreed to combine both notes into a $10.0 million borrowing facility (the “2016 Promissory Note”). Interest accrues at a rate of the 30-day LIBOR plus 7% per annum. . In March 2017, the maturity date of the 2016 Promissory Note was extended to April 2018. As consideration for the extension, the 2016 Promissory Note became convertible, at the sole option of the holder, into shares of the Company’s common stock at a conversion price of $3.415 per share. In July 2017, the maturity date of the 2016 Promissory Note was extended to April 2023.

2018 Promissory Note

On February 22, 2018, CAMAC International Corp. (“CAMAC”), which is owned 27% by Dr. Kase Lawal, its Chairman, the Company’s former Chairman and former Chief Executive Officer, who also holds voting control over the Company pursuant to the Voting Agreement, loaned $600,000 to the Company. The loan was evidenced by a Promissory Note ("the 2018 Promissory Note"). Pursuant to the note, the amount loaned accrues interest at the rate of 5% plus the LIBOR Rate in effect from time to time, per annum, until paid in full. We are required to repay the amount due under the note upon the earlier of (1) the receipt of funds pursuant to a debt financing agreement or any process from crude oil trading or offtake activities, or (2) September 30, 2018, provided we can repay the note at any time without penalty. The Company agreed to pledge a portion of the proceeds from our next crude oil lifting from the Oyo field (in an amount equal to the balance of the note) to secure the repayment of the note.

Transactions with the Public Investment Corporation (SOC) Limited

Share Purchase Agreement

On November 18, 2013, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with PIC for a $270.0 million equity investment to fund the cash portion of the Allied Acquisition and a portion of anticipated capital expenditures thereafter. Pursuant to the Share Purchase Agreement, the Company agreed to sell to PIC, in exchange for its $270.0 million equity investment, an aggregate of 62,814,070 shares of common stock through a private placement (the “Private Placement”). The Share Purchase Agreement requires the Private Placement to be completed in two equal installments. The first installment (the “First Closing”) occurred on February 21, 2014 in connection with the closing of the Allied Acquisition and involved payment of $135.0 million by PIC in exchange for the issuance of 31,407,035 shares of common stock to PIC by the Company. The second installment (the “Second Closing”) occurred on May 6, 2014 and involved payment by PIC of an additional $135.0 million to the Company in exchange for the issuance of 31,407,035 shares of common stock to PIC by the Company.
In connection with the investment by PIC, the Company agreed to (i) list its common stock on the JSE, (ii) enter into a registration rights agreement requiring the Company to file a registration statement covering PIC’s shares of common stock with the SEC within 60 days following the Second Closing and (iii) grant PIC the right to designate one director to the Company’s Board for so long as PIC holds at least 20% of the Company’s issued and outstanding shares of common stock. Following the completion of the Second Closing, and as of April 2, 2018, PIC owns 62,854,636 shares of common stock of the Company which represents 29.03% of all outstanding shares of the Company’s common stock. Following Dr. Matjila’s resignation from the Board in December 2015, PIC designated Dudu Hlatshwayo for election to the Board at the Meeting.

MCB Finance Facility and Related Agreements

On February 6, 2017, the Company and its subsidiary, EPNL, entered into a Pre-export Finance Facility Agreement (the “MCB Finance Facility”) with The Mauritius Commercial Bank Limited, as mandated lead arranger, agent, security agent, original lender and issuing bank (“MCB”). The MCB Finance Facility provides for a total commitment of $100.0 million and is supported by a guarantee from The Standard Bank of South Africa Limited (“SBSA”), as named guarantor, which guarantee is facilitated by PIC. The PIC guarantee is made with recourse to the Company pursuant to the Company’s entry into the Financing Support Agreement with PIC (the "Financing Support Agreement").

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

The MCB Finance Facility is supported by the SBSA guarantee as facilitated by PIC, the assignment of the Off-take Contract and the assignment by way of security of certain accounts, including a debt service reserve account, as set forth in the MCB Finance Facility. EPNL was required to deposit $10.0 million (at the closing of the MCB Finance Facility into the debt service reserve account with MCB and maintain that balance for so long as borrowings are outstanding under the MCB Finance Facility. The aforementioned guarantee and security agreements were entered into by the parties thereto before the initial drawdown on the MCB Finance Facility.

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

The Company did not make the principal payment due and a portion of interest due on December 31, 2017. Also, on June 27, 2017, a vendor filed a suit against a wholly-owned subsidiary of the Company seeking an amount in excess of $10.0 million. These constitute events of default under the MCB Finance Facility.

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

On February 8, 2017, and in connection with the MCB Finance Facility, the Company, EPNL, MCB and Zenith Bank PLC ("Zenith"), the Company’s existing secured lender, also entered into an Override Deed (the “Override Deed”). The Override Deed establishes, inter alia, pro-rata rights of MCB and Zenith in respect of the proceeds from the Off-take Contract, governs the mechanics of any enforcement action by the creditors and sets out pro-rata sharing of enforcement proceeds between MCB and Zenith. The Override Deed also grants the necessary consents to EPNL’s entry into the MCB Finance Facility and related documents.

On January 26, 2018, the Company and its subsidiary, EPNL, filed a complaint against PIC, with the Supreme Court of New York, County of New York, Commercial Division.  The complaint alleges that PIC is wrongfully attempting to control the approval and payment of funds from MCB under the MCB Finance Facility, which resulted in the suspension of completion of the Oyo-9 well.

Approval of Related Party Transactions
The Company has adopted the Code applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees, the text of which has been posted on the Company’s website (www.erinenergy.com). Among other provisions, the Code provides that all officers, directors and employees shall avoid all conflicts of interest or improper or unlawful conduct and even the appearance thereof, and, further, that only the Board of the Company may waive a conflict of interest or any other non-compliance with the Code. In addition, the Company has adopted a formal written policy that covers the review and approval of related party transactions by the Nominating and Corporate Governance Committee of the Board.
Each of the above-referenced related party transactions were approved by a disinterested majority of the Company’s Board, the Nominating and Corporate Governance Committee or a special committee of disinterested directors, as applicable.

Independent Directors

For disclosure related to our independent directors, see Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance-Independent Directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

Pannell Kerr Forster of Texas, P.C., ("PKF") examined, as independent auditors, the financial statements of the Company for the years ended December 31, 2017 and 2016.

The Company has been advised by PKF that neither the firm nor any of its associates had any relationship with the Company other than the usual relationship that exists between independent registered public accounting firms and their clients during the last fiscal year.

The following tables show the fees billed to us by our external auditors for the audit and other services rendered by them during fiscal years 2016 and 2017.

Pannell Kerr Forster

	2017	2016
Audit Fees(1)	$431,818	$324,800
Audit-Related Fees	—	—
Total	$431,818	$266,800

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and internal controls over financial reporting and review of our quarterly financial statements, as well as audit services provided in connection with other statutory or regulatory filings.

Pre-Approval Policies and Procedures
All audit-related and other services rendered by our external auditors were pre-approved by the Audit Committee before our external auditors were engaged to render such services. It is the Audit Committee’s standard practice to require pre-approval by the Audit Committee of all audit, audit-related, tax and other services rendered by the Company’s independent auditors. The Audit

Committee is solely responsible for selecting, hiring and replacing our external auditors. The Audit Committee also pre-approves fees for both audit and non-audit services. In reaching decisions on these matters, the Audit Committee confirms the independence of the external auditors and whether the services to be provided are permissible under applicable rules and regulations. The Audit Committee evaluates the competency of the external audit firm and assesses its fee schedule for reasonableness.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(1) Consolidated Financial Statements:

The consolidated financial statements of the Company and its subsidiaries and reports of independent registered public accounting firms listed in Section 8 of the Original 10-K, which was filed with the Securities and Exchange Commission on March 16, 2018.

(2) Consolidated Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3) Exhibits:

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

3.6	First Amendment to the Amended and Restated Bylaws of the Company adopted on March 11, 2016(incorporated by reference to Exhibit 3.1 of our Form 8-K filed on March 17, 2016).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-SB filed on August 16, 2007).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of our Form 10-SB filed on August 16, 2007).
4.3	Company 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of our Form 10-SB filed on August 16, 2007). *
4.4	Company 2009 Equity Incentive Plan (incorporated by reference to Registration Statement on Form S-8 filed on July 1, 2011). (File Number 333-175294)*
4.5	First Amendment to the Company’s Amended 2009 Equity Incentive Plan, dated February 18, 2014 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on February 19, 2014).
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 12, 2010).
4.7	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 3, 2010).

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.58	Deferment Letter, dated March 30, 2016, from Zenith Bank Plc (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2016).
10.59	Promissory Note, dated May 9, 2016, by and between the Company and James Street Capital Partners (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 10, 2016).
10.60	Offer Letter to J. Kent Gilliam, dated July 11, 2016 (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 8, 2016).*
10.61	Offer for Credit Facility, dated June 17, 2016, by and between Erin Petroleum Nigeria Limited and Zenith Bank PLC (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on August 8, 2016).

Exhibit Number	Description
10.62	Loan Agreement dated August 3, 2016, by and between Erin Petroleum Nigeria Limited and Zenith Bank PLC (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 8, 2016).
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

21.1#	Subsidiaries of the Company.
23.1#	Consent of Pannell Kerr Forster of Texas, P.C., Independent Registered Public Accounting Firm, filed herewith.
23.2#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, filed herewith.
23.3#	Consent of DeGolyer and MacNaughton.
31.1*	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principle Financial and Accounting Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principle Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1#	Report of DeGolyer and MacNaughton.
101. INS#	XBRL Instance Document.
101. SCH#	XBRL Schema Document.
101. CAL#	XBRL Calculation Linkbase Document.
101. DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB#	XBRL Label Linkbase Document.
101. PRE#	XBRL Presentation Linkbase Document.

*    Indicates a management contract or compensatory plan or arrangement.
**     Filed herewith.
***    Furnished herewith.
#Filed/furnished with Original 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Erin Energy Corporation
Date: April 30, 2018

/s/ Heidi Wong
Heidi Wong
Senior Vice President, Corporate Services